Form 10-K
period 2005-12-31
HealthSpring, Inc.
filed 2006-04-03
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                    to

Commission File Number 001-32739
HealthSpring, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1821898

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

44 Vantage Way, Suite 300
Nashville, Tennessee	37228

(Address of Principal Executive Offices)	(Zip Code)
(615) 291-7000

Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	New York Stock Exchange

(Title of Class)	(Name of Each Exchange on which
Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on March 28, 2006, was approximately $576,800,000. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant, provided that such persons may disclaim such status.
     As of March 28, 2006 there were outstanding 57,269,540 shares of the registrant’s Common Stock, par value $0.01 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Annual Report on Form 10-K that are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. We intend such statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties and other factors, including those described in Item 1A. “Risk Factors,” that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
 i

PART I
Item 1. Business
Overview
     HealthSpring, Inc. (sometimes referred to herein as “HealthSpring,” “company,” “we,” “us,” and “our”) is a managed care organization with a primary focus on Medicare, the federal government-sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare program, design competitive products, manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our local service areas. Our Medicare Advantage and physician management experience allows us to build collaborative and mutually beneficial relationships with healthcare providers, including comprehensive networks of hospitals and physicians that are experienced in managing Medicare populations. As of December 31, 2005, we were serving 101,281 Medicare members in 105 counties in the states of Tennessee, Texas, Alabama, Illinois, and Mississippi. We also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to individuals and employer groups.
     Our management team has extensive experience managing providers and provider networks. Through our relationships with providers, in which we create mutually beneficial incentives to efficiently manage medical expenses, we have achieved medical loss ratios, or MLRs, that we believe are below industry averages. We have also implemented comprehensive disease management and utilization management programs, primarily designed to treat our members and promote the wellness of the chronically ill, which generally are the least healthy of our membership and often account for a significant portion of the costs of Medicare managed care populations.
     We were incorporated in October 2004 in connection with the leveraged recapitalization of our predecessor, NewQuest, LLC, by us and certain investment funds affiliated with GTCR Golder Rauner II, L.L.C., which we collectively refer to herein as “GTCR” or the “GTCR Funds,” together with management, our existing equityholders, lenders, and other investors. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Recapitalization”) We commenced operations in September 2000 when our predecessor purchased an interest in an unprofitable health maintenance organization, or HMO, operating in the Nashville, Tennessee area.
     On February 8, 2006, we completed our initial public offering, or IPO. We sold 10.6 million shares and selling stockholders sold 11.02 million shares of common stock at a price of $19.50 per share. The aggregate net proceeds from the shares of common stock sold by us were approximately $193.3 million, which we used, together with cash on hand, to pay outstanding indebtedness and offering expenses.
     Our corporate headquarters are located at 44 Vantage Way, Suite 300, Nashville, Tennessee 37228, and our telephone number is (615) 291-7000. Our corporate website address is www.myhealthspring.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.

The Medicare Program and Medicare Managed Care
     Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by The Centers for Medicare & Medicaid Services, or CMS. The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals have the option to purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.
     Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” There is currently no fee-for-service coverage for certain preventive services, including annual physicals and wellness visits, eyeglasses, hearing aids, dentures, and most dental services.
     As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created a Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage. Pursuant to Medicare Part C, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member per month, or PMPM, from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the member’s demographics and the plans’ risk scores as more fully described below. Individuals who elect to participate in the Medicare Advantage program often receive greater benefits than traditional fee-for-service Medicare beneficiaries such as additional preventive services and dental and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Most Medicare Advantage plans have no additional premiums. In some geographic areas, however, and for plans with open access to providers, members may be required to pay a monthly premium.
     Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare Advantage program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000. CMS is phasing-in this risk adjustment payment methodology with a model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s average gender, age, and disability demographics. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005, and 75% in 2006, and will increase to 100% in 2007.

The 2003 Medicare Modernization Act
     Overview. In December 2003 Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours and expanded Medicare beneficiary healthcare options, including adding a Medicare Part D prescription drug benefit beginning in 2006, as further described below.
     One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. Beginning in 2004, the MMA adjusted Medicare Advantage statutory payment rates to 100% of Medicare’s expected cost per beneficiary under the traditional fee-for-service program. Generally, this adjustment resulted in an increase in payments per member to Medicare Advantage plans. Medicare Advantage plans are required to use these increased payments to improve the healthcare benefits that are offered, to reduce premiums, or to strengthen provider networks. We believe the reforms proposed by the MMA, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care and dental and vision benefits, while also reducing out-of-pocket expenses for beneficiaries. As a result of these reforms, we expect enrollment in Medicare’s managed care programs to increase in the coming years.
     Prescription Drug Benefit. As part of the MMA, effective January 1, 2006, every Medicare recipient is able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for beneficiaries eligible for participation under both the Medicare and Medicaid programs, or dual-eligibles. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for member demographics and risk factor payments. The beneficiary is responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles, and late enrollment penalties, if applicable, described below. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
     The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit, or MA-PD, while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan, or PDP, from a list of CMS-approved PDPs available in their area. Our Medicare Advantage members were automatically enrolled in our MA-PD plans as of January 1, 2006 unless they chose another provider’s prescription drug coverage or one of our other plan options without drug coverage. Any Medicare Advantage member enrolling in a stand-alone PDP, however, is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. In addition, certain dual-eligible beneficiaries are automatically enrolled with approved PDPs in their region. Under the standard Part D drug coverage for 2006, beneficiaries enrolled in a stand-alone PDP pay a $250 deductible, co-insurance payments equal to 25% of the drug costs between $250 and the initial annual coverage limit of $2,250, and all drug costs between $2,250 and $5,100, which is commonly referred to as the Part D “doughnut hole.” After the beneficiary has incurred $3,600 in out-of-pocket drug expenses, the MMA provides stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay, and coverage amounts will be adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS will impose a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount will be passed through the plan to the government. Each Medicare Advantage plan is required to offer a Part D drug prescription plan as part of its benefits. We currently offer MA-PD benefits and stand-alone PDPs in each of our markets.
     Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-

eligible beneficiaries receive a higher premium from CMS for dual-eligible members. CMS pays an additional premium for a dually-eligible beneficiary based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, as of January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within their applicable region.
     2006 Bidding Process. Although Medicare Advantage plans will continue to be paid on a capitated, or PMPM basis, as of January 1, 2006 CMS implemented a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, was relabeled as the “benchmark” amount, and local Medicare Advantage plans will annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans will be required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS will have the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive. For 2006, the county benchmarks equals the 2005 rates increased by 4.8%, which is the national growth rate in fee-for-service expenditures.
     Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. The initial enrollment period for 2006 began November 15, 2005 and continues through May 15, 2006 for a MA-PD or stand-alone PDP. In addition, beneficiaries will have an open election period from January 1, 2006 through June 30, 2006 in which they can make or change an equivalent election. Thereafter, the annual enrollment period for a PDP will be from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans will occur from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during that plan year. Eligible beneficiaries who fail to timely enroll in a Part D plan will be subject to the penalties described above under “—Prescription Drug Benefit” if they later decide to enroll in a Part D plan.
Products and Services
     We offer Medicare Advantage health plans, including MA-PD plans and stand-alone PDPs, in each of our markets. Our Medicare Advantage plans cover Medicare eligible members with benefits that are at least comparable to those offered under traditional Medicare fee-for-service plans. Through our plans, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Our plans are designed to be attractive to seniors and offer a broad range of benefits that vary across our markets and service areas but may include, for example, mental health benefits, dental, vision and hearing benefits, transportation services, preventive health services such as health and fitness programs, routine physicals, various health screenings, immunizations, chiropractic services, and mammograms. Most of our MA-PD members pay no monthly premium in addition to the premium we receive from Medicare but are subject in some cases to co-payments and deductibles, depending upon the market and benefit. Our members are required to use a primary care physician within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer a “special needs” zero premium, zero co-payment plan to dual-eligible individuals in each of our markets.
     The amount of premiums we receive for each Medicare member is established by contract, although it varies according to various demographic factors, including the member’s geographic location, age, and gender, and is further adjusted based on our plans’ average risk scores. During the month of December 2005, our Medicare premiums across our service areas ranged from an average of $650.13 to $781.31 PMPM. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare products.
     In addition to our Medicare products, we offer commercial managed care products and services in certain of our markets. Our commercial plans cover individuals and employer groups with medical coverage and benefits that differ from plan to plan for a set monthly premium. Our commercial products include:
•	commercial HMO plans in Alabama and Tennessee;

•	PPO network rental, which allows third party administrators to use our provider network for an access fee, in Tennessee;

•	exclusive provider organization, or EPO, products for self-insured employers in Tennessee that provide access to our provider networks at negotiated rates; and

•	administrative services only, or ASO, products for self-insured employers in Tennessee.
We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting and other general business office services.
Our Health Plans
     We operate in each of our five markets through HMO subsidiaries. Each of the HMO subsidiaries is regulated by the department of insurance, and in some cases the department of health, in its respective state. In addition, we own and operate management company subsidiaries that provide administrative and management services to the HMO subsidiaries in exchange for a percentage of the HMO subsidiaries’ income pursuant to management agreements and administrative services agreements. Those services include:
•	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;

•	medical management, credentialing, marketing, and product promotion;

•	support services and administration;

•	personnel recruiting and retention;

•	financial services; and

•	claims processing and other general business office services.

     The following table summarizes our Medicare Advantage and commercial plan membership as of the dates indicated:

	December 31,
	2005	2004	2003
Medicare Advantage Membership
Tennessee	42,509	29,862	25,772
Texas	29,706	21,221	15,637
Alabama	24,531	12,709	6,490
Illinois(1)	4,166	—	—
Mississippi(2)	369	—	—

Total	101,281	63,792	47,899

Commercial Membership(3)
Tennessee	29,859	32,139	32,668
Alabama	11,910	16,241	21,612

Total	41,769	48,380	54,280

(1)	We commenced operations in Illinois in December 2004.

(2)	We commenced enrollment efforts in Mississippi in July 2005.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.
Tennessee
     We began operations in Tennessee in September 2000 when we purchased a 50% interest in an unprofitable HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased an additional 35% interest in the HMO in 2003 and purchased the remaining 15% in March 2005. As of December 31, 2005, our Tennessee HMO, known as HealthSpring of Tennessee, had approximately 72,400 members in 27 counties, including approximately 42,500 Medicare Advantage members, and 29,900 commercial members. In addition, through Signature Health Alliance, our wholly-owned PPO network subsidiary, we provided repricing and access to our provider networks for approximately 83,100 members as of December 31, 2005 throughout the 20-county area of Middle Tennessee.
     As of December 31, 2005, there were approximately 944,300 Medicare beneficiaries in the State of Tennessee, including approximately 437,300 Medicare beneficiaries in the counties in which we currently operate. Our Tennessee market is primarily divided into three major service areas including Middle Tennessee, the three-county greater Memphis area, and the four-county greater Chattanooga area. As of December 31, 2005, approximately 10.9% of the Medicare beneficiaries in these service areas participated in a Medicare Advantage plan, compared to 10.1% of Medicare beneficiaries on a statewide basis.
     We believe there are currently four competing Medicare Advantage plans in our service areas in Tennessee and that we held the leading market position as of December 31, 2005, based on membership, in these areas. Our principal competitors in these service areas are UnitedHealth Group, Humana, Inc., Sterling Life Insurance Company, and Cariten Healthcare.
Texas
     We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare lives from a managed care plan in state receivership. As of December 31, 2005, our Texas HMO, known as Texas HealthSpring, had approximately 29,700 Medicare Advantage members in 20 counties in Southeast Texas, Northeast Texas, and the Rio Grande Valley.
     As of December 31, 2005, there were approximately 2.6 million Medicare beneficiaries in the State of Texas, including approximately 701,000 Medicare beneficiaries in the counties in which we currently operate. Our Texas market is primarily divided into three major service areas including, the 14-county greater Houston area, a four-county Northeast Texas area, and a two-county Rio Grande Valley area. As of December 31, 2005, approximately 8.9% of the Medicare beneficiaries in these major service areas participated in a Medicare Advantage plan, compared to 8.7% of the Medicare beneficiaries on a statewide basis.
     We believe there are currently four competing Medicare Advantage plans in our service areas in Texas and that we held the leading market position as of December 31, 2005, based on membership. Our principal competitors in these service areas are Humana, Inc., XLHealth, Universal American Financial Corp., doing business as SelectCare of Texas, and UnitedHealth Group, doing business as EverCare.
Alabama
     We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. As of December 31, 2005, HealthSpring of Alabama served over 36,400 members, including approximately 24,500 Medicare Advantage members and 11,900 commercial members, in 42 counties.
     We recently decided to discontinue offering commercial benefits to individuals and small group employers in Alabama effective June 1, 2006. Prior to June 1, 2006, small employer groups currently enrolled in our commercial plans may elect to continue participating in our plans through June 30, 2007. As of December 31, 2005, there were 1,417 commercial members participating in our individual and small employer group plans in Alabama. Pursuant to Alabama law, as a result of our decision to exit the individual and small group commercial markets, we may not re-enter the individual and small group employer commercial markets in Alabama until November 30, 2010.
     As of December 31, 2005, there were approximately 774,000 Medicare beneficiaries in the State of Alabama, including approximately 551,000 Medicare beneficiaries in the 42 counties in which we currently operate. As we generally operate statewide, we do not have distinct primary service areas in Alabama. As of December 31, 2005, approximately 13.5% of the Medicare beneficiaries in the counties in which we operate participated in a Medicare Advantage plan, compared to 9.7% of the Medicare beneficiaries statewide. We believe there are currently two competing Medicare Advantage plans in our service areas in the State of Alabama, and that our market position as of December 31, 2005, based on membership, was second. Our principal competitors in these service areas are UnitedHealth Group and Viva Health, a member of the University of Alabama at Birmingham Health System.
Illinois
     We began operations in Illinois in December 2004 and, as of December 31, 2005, our Medicare Advantage plan in Illinois, known as HealthSpring of Illinois, served approximately 4,100 beneficiaries in eight counties in the Chicago area. HealthSpring of Illinois is one of four managed care companies currently offering competing Medicare Advantage plans that operate in the greater Chicago metropolitan area, and we believe our primary competitor is Humana, Inc.
     As of December 31, 2005, there were approximately 1.7 million Medicare beneficiaries in the State of Illinois, including over one million Medicare beneficiaries in the eight counties in which we currently operate. As of December 31, 2005, approximately 43,000, or 4.2%, of the Medicare beneficiaries in the counties in which we operate participated in a Medicare Advantage plan, compared to 5.0% of the Medicare beneficiaries statewide. Prior to the impact of the budget restrictions and other changes to the Medicare program following the BBA, there were approximately 150,000 Medicare beneficiaries in the Chicago metropolitan area enrolled in Medicare managed care plans.
Mississippi
     We commenced our enrollment efforts in July 2005 for our Medicare Advantage plan, known as HealthSpring of Mississippi, in two counties in northern Mississippi located near Memphis, Tennessee. We entered these service areas consistent with our growth strategy to leverage existing operations to expand to new service areas located near or contiguous to our existing service areas. We are licensed and intend to expand our operations in our Mississippi market to include six counties in southern Mississippi located near Mobile, Alabama. Those expansion efforts were temporarily delayed as a result of Hurricane Katrina, and have recently been resumed.
     As of December 31, 2005, there were approximately 468,000 Medicare beneficiaries in the State of Mississippi, including approximately 88,000 Medicare beneficiaries in our service areas in Mississippi. Currently, we believe there are two other managed care companies offering competing Medicare Advantage plans in the State of Mississippi: Tenet Healthcare Corporation and Humana, Inc.
Medical Health Services Management and Provider Networks
     One of our primary goals is to arrange for high quality healthcare for our members. To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs, including disease management and utilization management programs.
     Our disease management programs are focused on prevention and care and are designed to support the coordination of healthcare intervention, physician/patient relationships and plans of care, preventive care, and patient empowerment with the goal of improving the quality of patient care and controlling related costs. Our disease management programs are focused primarily on high-risk care management and the treatment of our chronically ill members. These programs are designed to efficiently treat patients with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, prenatal and premature infant care, end stage renal disease, diabetes, asthma related conditions, and certain other conditions. In addition to internal disease management efforts, we have partnered with outsourced disease management companies to educate members on chronic medical conditions, help them comply with medication regimens, and counsel members on healthy lifestyles.
     We also have implemented utilization, or case, management programs to provide more efficient and effective use of healthcare services by our members. Our case management programs are designed to improve outcomes for members with chronic conditions through standardization, proactive management, coordinating fragmented healthcare systems to reduce duplication, provide “gate-keeping” services, and improve collaboration with physicians. We have partners that monitor hospitalization, coordinate care, and ensure timely discharge from the hospital. In addition, we use internal case management programs and contracts with other third parties to manage severely and chronically ill patients. We utilize on-site critical care intensivists, hospitalists and concurrent review nurses, who manage the appropriate times for outpatient care, hospitalization, rehabilitation or home care. We also offer prenatal case management programs as part of our commercial plans.
     We have information technology systems that support our quality improvement and management activities by allowing us to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements. We utilize this information as part of our monthly analytical reviews described above and to enhance our preventive care and disease and case management programs where appropriate.
     Additionally, we internally monitor and evaluate, and seek to enhance, the performance of our providers. Our related programs include:
•	review of utilization of preventive measures and disease/case management resources and related outcomes;

•	member satisfaction surveys;

•	review of grievances and appeals by members and providers;

•	orientation visits to, and site audits of, select providers;

•	ongoing provider and member education programs; and

•	medical record audits.

     As more fully described below under “— Provider Arrangements and Payment Methods,” our reimbursement methods are also designed to encourage providers to utilize preventive care and our other disease and case management services in an effort to improve clinical outcomes.
     We believe strong provider relationships are essential to increasing our membership, improving the quality of care to our members and making our health plans profitable. We have established comprehensive networks of providers in each of the areas we serve. We seek providers who have experience in managing the Medicare population, including through a risk-sharing or other relationship with a Medicare Advantage plan. Our goal is to create mutually beneficial and collaborative arrangements with our providers. We believe provider incentive arrangements should not only help us attract providers, but also help align their interests with our objective of providing high-quality, cost-effective healthcare and ultimately encourage providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical results.
     The following table shows the approximate number of physicians, specialists, and other providers participating in our Medicare Advantage networks as of December 31, 2005:

	Primary Care			Ancillary
Market	Physicians	Specialists	Hospitals	Providers
Tennessee	1,198	3,057	53	353
Texas	607	942	44	277
Alabama	726	2,168	44	315
Illinois	458	1,441	24	306
Mississippi	21	17	1	2

Total	3,010	7,625	166	1,253

     In our efforts to improve the quality and cost-effectiveness of heathcare for our members, we continue to refine and develop new methods of medical management and physician engagement. Two such initiatives are currently underway. We have had encouraging preliminary results from the initial pilot of our “pay-for-performance” initiative, which provides quality and outcomes-based financial incentives to physicians, with a single medical group in Tennessee. The program, as piloted, includes an in-office resource, usually a nurse, in the physician practice that is dedicated to serving our members. We also provide a dedicated call center resource for disease management support. We are currently in the process of expanding the program to physician offices in Tennessee, Alabama, and Texas to determine whether the early results can be replicated across markets.
     We are also planning to open later in 2006 our first clinic dedicated to our Medicare plan members, partnering with the same medical group in Tennessee that experienced the encouraging pay-for-performance results discussed above. The clinic will be designed with the Medicare member in mind, with amenities designed to minimize any barrier to patient access such as single floors (no elevators or stairs); adjacent parking or valet service and, in some cases pick-up and return services; open reception areas; on-site nutritionists, dieticians, and nurse educators; wide corridors and doors; handicapped-accessible facilities; and electronic medical records. We believe clinics have the potential to improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. We also believe clinics will give us an advantage over our competitors, creating a more attractive network for our members.
     Generally, we contract for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the “average wholesale price” for the provision of covered outpatient drugs. In addition, our HMOs are entitled to share in the PBM’s rebates based on pharmacy utilization relating to certain qualifying medications. We also contract with a third party behavioral health vendor who provides mental health and substance abuse services for our members.
     We strive to be the preferred Medicare Advantage partner for providers in each market we serve. In addition to risk-sharing and other incentive-based financial arrangements, we seek to promote a provider-friendly relationship by paying claims promptly, providing periodic performance and efficiency evaluations, providing convenient, web-based access to eligibility data and other information, and encouraging provider input on plan benefits. We also emphasize quality assurance and compliance by periodically reviewing our networks and providers. By fostering a collaborative, interactive relationship with our providers, we are better able to gather data relevant to improving the level of preventive healthcare available under our plans, monitor the utilization of medical treatment and the accuracy of patient encounter data, risk coding and the risk scores of our plans, and otherwise ensure our contracted providers are providing high-quality and timely medical care.
Provider Arrangements and Payment Methods
     We attempt to structure our provider arrangements and payment methods in a manner that encourages the medical provider to deliver high quality medical care to our members. We also attempt to structure our provider contracts in a way that mitigates some or all of our medical risk either through capitation or other risk-sharing arrangements. In general, there are two types of medical risk — professional and institutional. Professional risk primarily relates to physician and other outpatient services. Institutional risk primarily relates to hospitalization and other inpatient or institutionally-based services.
     We generally pay our providers under one of three payment methods:
•	fee-for-service, based on a negotiated fixed-fee schedule where we are fully responsible for managing institutional and professional risk;

•	capitation, based on a PMPM payment, where physicians generally assume the professional risk, or on a case-rate or per diem basis where a hospital or health system generally assumes the institutional or professional risk, or both; and

•	risk-sharing arrangements, typically with a physician group, where we advance, on a PMPM basis, amounts designed to cover the anticipated professional risk and then adjust payments, on a monthly basis, between us and the physician group based on actual experience measured against pre-determined sharing ratios.
Under any of these payment methods, we may also supplement provider payments with incentive arrangements based, in general, on the quality of healthcare delivery. For example, as an incentive to encourage our providers to deliver high quality care for their patients and assist us with our quality assurance and medical management programs, we often seek to implement incentive arrangements whereby we compensate our providers for “quality performance,” including increased fee-for-service rates for specified preventive health services and additional payments for providing specified encounter data on a timely basis. We also seek to implement financial incentives relating to other operational matters where appropriate.
     In some cases, particularly with respect to contracts between hospitals or health care systems and our commercial health plans, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In some cases, we may be obligated to pay the full rate billed by the provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare.
     We believe our incentive and risk-sharing arrangements with physicians help to align their interests with us and our members and improve both clinical and financial outcomes. We will continue to seek to implement these arrangements where possible in our existing and new service areas.
Sales and Marketing Programs
     As of December 31, 2005, our sales force consisted of approximately 700 independent agents and 80 internal licensed sales employees (including in-house telemarketing personnel). Our independent agents are compensated on a commission basis. Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees. In addition to traditional marketing methods including direct mail, telemarketing, radio, internet and other mass media, and cooperative advertising with participating hospitals and medical groups to generate leads, we also conduct community outreach programs in churches and community centers and in coordination with government agencies. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care. Our sales and marketing programs are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining members and providers. In addition, we seek to create ethnically and culturally competent marketing programs where appropriate that reflect the diversity of the areas that we serve.
     Our marketing and sales activities are heavily regulated by CMS and other governmental agencies. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our third-party brokers and agents are also heavily regulated.
     Prior to 2006, Medicare beneficiaries could enroll in or change health plans at any time during the year. As of January 1, 2006, Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries and others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. The annual enrollment period for 2006 is November 15, 2005 through May 15, 2006 for stand-alone PDPs and through June 30, 2006 for Medicare Advantage plans. Thereafter, the annual enrollment period will be from November 15 through December 31 each year for stand-alone PDPs and through March 31 of the following year for Medicare Advantage plans. Although our experience to date with the prospect of limited enrollment has not resulted in significant changes to our sales and marketing efforts, we have not fully determined whether the impact of limited enrollment will adversely affect such efforts or our sales and marketing personnel or our business as a whole.
Quality Assurance
     As part of our quality assurance program, we have implemented processes designed to ensure compliance with regulatory and accreditation standards. Our quality assurance program also consists of internal programs that credential providers and programs designed to help ensure we meet the audit standards of federal and state agencies, including CMS and the state departments of insurance, as well as applicable external accreditation standards. For example, we monitor and educate, in accordance with audit tools developed by CMS, our claims, credentialing, customer service, enrollment, health services, providers relations, contracting, and marketing departments with respect to compliance with applicable laws, regulations, and other requirements.
     Our providers must satisfy specific criteria, such as licensing, credentialing, patient access, office standards, after-hours coverage, and other factors. Our participating hospitals must also meet specific criteria, including accreditation criteria established by CMS.
Competition
     We operate in an increasingly competitive environment. Our principal competitors for contracts, members, and providers vary by local service area and are principally national, regional and local commercial managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, the MMA (including Medicare Part D) may cause a number of commercial managed care organizations, some of which are already in our service areas, to decide to enter the Medicare Advantage market. Furthermore, the implementation of Medicare Part D prescription drug benefits in 2006 has attracted national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to our markets and provide services and benefits to the Medicare eligible population. Pursuant to the MMA, a regional Medicare PPO program was implemented as of January 1, 2006. Medicare PPOs allow their members more flexibility to select physicians than HMO Medicare Advantage plans. The new regional Medicare PPO plans will compete with local Medicare Advantage HMO plans, including the plans we offer.

     We believe the principal factors influencing a Medicare recipient’s choice among health plan options are:
•	additional premiums, if any, payable by the beneficiary;

•	benefits offered;

•	location and choice of healthcare providers;

•	quality of customer service and administrative efficiency;

•	reputation for quality care;

•	financial stability of the plan; and

•	accreditation results.
     A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. We face competition from other managed care companies that have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and in our markets, greater market share, larger contracting scale, and lower costs. Superior benefit design, provider network, and community perception may also provide a distinct competitive advantage. If a competing plan is able to gain a competitive advantage over us in our markets, it may negatively impact our enrollment and profitability.
Our Competitive Advantages
     We believe the following are our key competitive advantages:
     Focus on Medicare Advantage Market. We are focused primarily on Medicare. We believe our focus on designing and operating Medicare health plans tailored to each of our local service areas enables us to offer superior Medicare plans and to operate those plans with what we believe to be lower MLRs. Our focus allows us to:
•	build relationships with provider networks that deliver the care desired by Medicare beneficiaries in their local service areas at contractual rates that take into account Medicare reimbursement schedules;

•	direct our sales and marketing efforts primarily to Medicare beneficiaries and their families, customized to the demographics of the communities in which we operate; and

•	staff each of our service areas with locally-based senior managers who understand the particular dynamics influencing behavior of local Medicare beneficiaries and providers as well as political and legislative impacts on our programs.
     Leading Presence in Attractive, Underpenetrated Markets. We have a significant market position in our established service areas and in many of our service areas we are the market leader in terms of the number of members. Although Medicare Advantage penetration is highly variable across the country as a result of numerous factors, including infrastructure and provider accessibility, our service areas in particular are underpenetrated, providing opportunities for increased membership. In our current service areas the percentage of Medicare eligible beneficiaries that were enrolled in our or a competitor’s Medicare Advantage plan as of December 31, 2005 ranged from 0.4% to 13.5% (or 8.1% across all service areas). Medicare Advantage penetration in service areas in other markets has surpassed 40%. In addition, as of December 31, 2005, our share of Medicare Advantage plan enrollees (expressed as a percentage of total Medicare Advantage plan enrollees) in our service areas in our Tennessee, Texas, and Alabama markets was approximately 88%, 47%, and 32%, respectively.
     Effective Medical Management. Our medical management efforts are designed primarily for the Medicare Advantage program. For the combined twelve month period ended December 31, 2005, our Medicare MLR was 78.4%. We believe our ability to predict and manage our medical expenses is the result of the following primary factors:

•	Analytical Focus — We have institutionalized, throughout our management team, a data-driven analytical focus on our operations. We intensively review, on a monthly basis, actuarial analyses of claims data, IBNR claims, medical cost trends and loss ratios, and other relevant data by service area and product. We also assess provider relations on a monthly basis in reliance upon reports prepared by the senior management team for each of our markets. The monthly reviews are attended by senior management of the company and our local markets and allow us to identify and address favorable and adverse trends in a timely manner.

•	Provider Partnerships — Our management team has extensive experience managing providers and provider networks, including independent physician associations such as Renaissance Physician Organization, or RPO. We believe this experience provides us a competitive advantage in structuring our provider contracts and provider relations generally. Our provider networks at December 31, 2005 included over 10,600 physicians and 165 hospitals. We seek providers who have experience in managing the Medicare population. We attempt to partner with our providers by, among other things, aligning physician interests with our interests and the interests of our members by way of incentive compensation and risk-sharing arrangements. These incentive arrangements are designed to encourage our providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical and financial results. Additionally, we internally monitor and evaluate the performance of our providers on a periodic basis to ensure these relationships are successful in meeting their goals and engage our providers directly when appropriate to address performance deficiencies individually or within their networks.

•	Focus on Promoting Member Wellness and Managing Medical Care Utilization — We practice a “gatekeeper” approach to managing care. Each member selects a primary care physician who coordinates care for that member and, in conjunction with the company, monitors and controls the member’s utilization of the network. Although the primary care physician is primarily responsible for managing member utilization and promoting member wellness, we have also implemented comprehensive health services quality management programs to help ensure high quality, cost-effective healthcare for our members, and in particular the chronically ill. We actively manage improvements in beneficiary care through internal and outsourced disease management programs for members with chronic medical conditions. We have also designed case management programs to provide more effective utilization of healthcare services by our members, including through the employment of on-site critical care intensivists, hospitalists, and concurrent review nurses who are trained to know the appropriate times for outpatient care, hospitalization, rehabilitation, or home care, and through partnerships with third party case management specialists. We work closely with our disease and case management partners in a hands-on approach to help ensure the desired outcomes. Our providers are trained and encouraged to utilize our disease and case management programs in an effort to improve clinical and financial outcomes.
     Scalable Operating Structure. We have centralized certain functions of our health plans, including claims payment, actuarial review, health risk assessment, and benefit design for operational efficiencies and to facilitate our analytical, data-driven approach to operations. Other functions, including member services, sales and marketing, provider relations, medical management, and financial reporting and analysis, are customized for each of our local service areas. We believe this combination of centralized administrative functions and local service area focus, including localized medical management programs and on-site personnel at facility locations, gives us an advantage over competitors who have standardized and centralized many or all of these operating and member services functions. Additionally, we have designed our centralized and local administrative and information services functions to be scalable to accommodate our growth in existing or new service areas.
     Experienced Management Team. Our management team has expertise in the Medicare Advantage segment of the managed care industry. Our present operations team has focused primarily on the operation of Medicare managed care plans since 2000. Prior to joining the company, our operations team managed physician networks and structured risk-sharing relationships among healthcare providers. We believe this experience, including operating and growing Medicare Advantage plans through acquisitions and internal growth, gives us an advantage over our competitors. We also intend to use our independent physician association management experience to further develop our provider relationships, and independent physician association relationships in particular, through the replication of existing arrangements we have created with independent physician associations in certain of our markets.

Regulation
Overview
     As a managed healthcare company, our operations are and will continue to be subject to substantial federal, state, and local government regulation which will have a broad effect on the operation of our health plans. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members and providers of the health plans.
     Our right to obtain payment from Medicare is subject to compliance with numerous regulations and requirements, many of which are complex, evolving as a result of the MMA and subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage plans, our Medicare revenues are completely dependent upon the reimbursement levels and coverage determinations in effect from time to time in the Medicare Advantage program.
     In addition, in order to operate our Medicare Advantage plans, we must obtain and maintain certificates of authority or license from each state in which we operate. In order to remain certified we generally must demonstrate, among other things, that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs and otherwise meet applicable licensing requirements. Accordingly, in order to remain qualified for the Medicare Advantage program, it may be necessary for our Medicare Advantage plans to make changes from time to time in their operations, personnel, and services. Although we intend for our Medicare Advantage plans to maintain certification and to continue to participate in those reimbursement programs, there can be no assurance that our Medicare Advantage plans will continue to qualify for participation.
     Each of our health plans is also required to report quarterly on its financial performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic reviews of our quality of care and financial status by the applicable state agencies.
Federal Regulation
     Medicare. Medicare is a federally sponsored healthcare plan for persons aged 65 and over, qualifying disabled persons and persons suffering from end-stage renal disease which provides a variety of hospital and medical insurance benefits. We contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. As a result, we are subject to extensive federal regulations, some of which are described in more detail below. CMS may audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.
     A more complete description of Medicare and the MMA is set forth above under “The 2003 Medicare Modernization Act.” We are currently monitoring the implementation of the MMA to determine how it will impact our operations throughout 2006 and we will continue to monitor this issue as new regulations are released.
     Additionally, the marketing activities of Medicare Advantage plans are strictly regulated by CMS. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans, and providing information about eligibility requirements. Federal law precludes states from imposing additional marketing restrictions on Medicare Advantage plans. States, however, remain free to regulate, and typically do regulate, the marketing activities of plans that enroll commercial beneficiaries.
     Fraud and Abuse Laws. The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which includes kickbacks, bribes, and rebates) in connection with any federal healthcare program, including the Medicare program. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program.

In some of our markets, states have adopted similar anti-kickback provisions, which apply regardless of the source of reimbursement.
     With respect to the federal anti-kickback statute, there are two safe harbors addressing certain risk-sharing arrangements. In addition, the Office of the Inspector General has adopted other safe harbors related to managed care arrangements. These safe harbors describe relationships and activities that are deemed not to violate the federal anti-kickback statute. However, failure to satisfy each criterion of an applicable safe harbor does not mean that an arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. Business arrangements that do not fall within a safe harbor do create a risk of increased scrutiny by government enforcement authorities. We have attempted to structure our risk-sharing arrangements with providers, the incentives offered by our health plans to Medicare beneficiaries, and the discounts our plans receive from contracting healthcare providers to satisfy the requirements of these safe harbors. There can be no assurance, however, that upon review regulatory authorities will determine that our arrangements do not violate the federal anti-kickback statute.
     CMS has promulgated regulations that prohibit health plans with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans including bonuses or withholdings that could result in a physician being at “substantial financial risk” as defined in Medicare regulations. Our ability to maintain compliance with these regulations depends, in part, on our receipt of timely and accurate information from our providers. We conduct our operations in an attempt to comply with these regulations; however, we are subject to future audit and review. It is possible that regulatory authorities may challenge our provider arrangements and operations and there can be no assurance that we would prevail if challenged.
     Federal False Claims Act. We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal Anti-Kickback Statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, a special provision under the False Claims Act allows a private individual (e.g., a “whistleblower” such as a disgruntled former employee, competitor or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the whistleblower to share in any settlement or judgment that may result from that lawsuit. Although we strive to operate our business in compliance with all applicable rules and regulations, we may be subject to investigations and lawsuits under the False Claims Act that may be initiated either by the government or a whistleblower. It is not possible to predict the impact such actions may have on our business.
     Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to a variety of issues that affect our business, including the privacy and security of medical information, limits on exclusions based on preexisting conditions for our plans, guaranteed renewability of healthcare coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform healthcare provider, payor and employer identifiers. Various federal agencies have issued regulations to implement certain sections of HIPAA.
     For example, the Department of Health and Human Services, or DHHS, issued a final rule that establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. Although we believe our operations are compliant with the electronic data standards established by the final rule, to the extent that we submit to Medicare electronic healthcare claims and payment transactions that are deemed not to be in compliance with these standards, payments to us may be delayed or denied. Additionally, DHHS has issued a final privacy rule and final security standards that apply to individually identifiable health information. The primary purposes of the privacy rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of healthcare delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations, and individuals. The final rule for security standards establishes minimum standards for the security of individually identifiable health information that is transmitted or maintained electronically. We will conduct our operations in an attempt to comply with the requirements of the privacy rule and the security standards. There can be no assurance, however, that upon review regulatory authorities will find that we are in compliance with these requirements.
     On January 8, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the IRS and DHHS issued two regulations that provide guidance on the nondiscrimination provisions under HIPAA as they relate to health factors and wellness programs. These provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. We do not believe that these regulations will have a material adverse effect on our business.
     Employee Retirement Income Security Act of 1974. The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974, or ERISA. ERISA regulates certain aspects of the relationships between plans and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA.
     The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA. The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establish requirements for plan responses to appeals and expand required disclosures to participants and beneficiaries. These regulations have not had a material adverse effect on our business.
State Regulation
     Though generally governed by federal law, each of our HMO subsidiaries is licensed in the market in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions and business operations. Our HMO subsidiaries are also generally required to demonstrate among other things, that we have an adequate provider network, that our systems are capable of processing provider’s claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving an HMO, and of certain transactions between an HMO and its parent or affiliated entities or persons. Generally, our HMOs are limited in their ability to pay dividends to their stockholders.
     Our HMO subsidiaries are required to maintain minimum levels of statutory capital. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC and are administered by the states. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. Currently, only our Texas HMO subsidiary is subject to RBC requirements and our other HMO subsidiaries are subject to other minimum statutory capital requirements mandated by the states in which they are licensed. These requirements assess the capital adequacy of an HMO subsidiary based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If the HMO’s statutory capital level falls below certain required capital levels, the HMO may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.
Managed Care Legislative Proposals
     Proposals are regularly introduced in the U.S. Congress and various state legislatures relating to managed healthcare reform. On the federal level, while the MMA recently overhauled the Medicare program, it is possible that significant managed healthcare reform may be enacted in the future. At this time, it is unclear as to when any federal legislation might be enacted or the timing or content of any new federal legislation, and we cannot predict the effect on our operations of any pending or other legislation that may be adopted in the future. The provisions of legislation that may be introduced or adopted at the state level cannot be accurately and completely predicted at this time either, and we therefore cannot predict the effect of proposed or future legislation on our operations.
Technology
     We have developed and implemented integrated and reliable information technology systems that we believe have been critical to our success. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. Additionally, we recently enhanced our disease and case management software functionality. We believe our information systems:
•	improve the operating efficiency of our health plans through cost containment, claims auditing, benefits administration and claims adjudication;

•	collect key data for our actuarial analysis, enabling well informed medical management and quality assurance decisions; and

•	improve communications among us and our members and providers.
     Our systems are scalable to accommodate our desired organic growth and growth related to acquisitions. We are in the process of implementing a comprehensive disaster recovery and business continuity plan. We expect that our business continuity plan will be completed in 2006.
     We use or employ independent third parties, such as DST Health Solutions, Inc. and OAO Health Solutions, Inc., with whom we have entered into what we believe are customary agreements for the provision of software and related consulting services with respect to our information technology systems. We are in the process of developing increased internal software development capability to support and enhance our core processing systems and in order to respond to rapidly changing market, regulatory, and operational requirements.
Employees
     At December 31, 2005, we had approximately 900 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.
Service Marks
     The name “HealthSpring” is a registered service mark with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.
EXECUTIVE OFFICERS OF THE COMPANY
     The following are our executive officers and their biographies and ages as of February 28, 2006:
     Herbert A. Fritch, age 55, has served as the Chairman of the Board of Directors, President, and Chief Executive Officer of the company and its predecessor, New Quest, LLC, since the commencement of operations in September 2000. Mr. Fritch is also the president of RPO. Beginning his career in 1973 as an actuary, Mr. Fritch has over 30 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to NAMM, Mr. Fritch served as a regional vice president for Partners National

Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
     Jeffrey L. Rothenberger, age 46, has served as Executive Vice President and Chief Operating Officer of the company since March 2005, and served in various capacities, including chief operating officer, for the company’s predecessor since September 2000. Prior to joining NewQuest, LLC, Mr. Rothenberger served as vice president for NAMM from 1996 to August 2000, with operating responsibility for several markets. Mr. Rothenberger also served as chief financial officer for the Houston independent physician associations affiliated with NAMM in 1995. Mr. Rothenberger holds a B.B.A. in Accounting from the University of Georgia and an M.B.A. from the University of Houston. In addition, Mr. Rothenberger is a certified public accountant.
     J. Murray Blackshear, age 47, has served as Executive Vice President of the company since March 2005, and as President — Tennessee Division since January 2006. Mr. Blackshear has served in various capacities, including President — Texas Division, for the company and its predecessor since September 2000. Prior to joining NewQuest, LLC, Mr. Blackshear served as vice president for NAMM from 1996 to June 2000, where he had operating responsibility for 21 markets in twelve states. Mr. Blackshear holds a B.B.A. in Management from Texas A&M University.
     Kevin M. McNamara, age 49, has served as Executive Vice President and Chief Financial Officer and Treasurer of the company since April 2005. Mr. McNamara served as non-executive chairman from April 2005 to January 2006 of ProxyMed, Inc., a provider of automated healthcare business and cost containment solutions for financial, administrative and clinical transactions in the healthcare payments marketplace, and served as interim chief executive officer of ProxyMed, Inc. from December 2004 through June 2005. Mr. McNamara served as chief financial officer of HCCA International, Inc., a healthcare management and recruitment company, from October 2002 to April 2005. From November 1999 until February 2001, Mr. McNamara served as chief executive officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as senior vice president and chief financial officer of Envoy Corporation, a provider of electronic transactions processing services to participants in the healthcare industry, which was acquired by Quintiles Transnational Corp. in 1999. Mr. McNamara also serves on the board of directors of Luminex Corporation, a diagnostic and life sciences tool and consumables manufacturer, Comsys IT Partners, Inc., an information technology staffing services company, and several private companies. Mr. McNamara is a certified public accountant (inactive) and holds a B.S. in Accounting from Virginia Commonwealth University and an M.B.A. from the University of Richmond.
     J. Gentry Barden, age 44, has served as Senior Vice President, Corporate General Counsel, and Secretary of the company since July 2005. From September 2003 to July 2005, Mr. Barden was a member of Brentwood Capital Advisors LLC, an investment banking firm based in Nashville, Tennessee that advised the company in the recapitalization. From September 2000 to February 2003, Mr. Barden was a managing director of McDonald Investments Inc., an investment banking subsidiary of Cleveland, Ohio-based KeyCorp, in its Nashville office. From December 1998 to June 2000, Mr. Barden was a managing director and member of J.C. Bradford & Co., LLC, a Nashville-based investment banking firm, and co-directed its mergers and acquisitions operations. Mr. Barden has approximately 12 years’ experience as a corporate and securities lawyer from 1986 through 1998, including approximately seven years with Bass, Berry & Sims PLC in Nashville, Tennessee. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.
     Pasquale R. Pingitore, M.D., age 56, has served as Senior Vice President and Chief Medical Officer of the company since March 2005, and served in various capacities, including Chief Medical Officer, for the company’s predecessor since the commencement of operations in September 2000. Dr. Pingitore served as the chief medical officer of RPO from 2001 to December 2005. Dr. Pingitore served as Medical Director for NAMM from January 1998 to July 2000. Dr. Pingitore holds a B.A. from Loyola College (Montreal) and an M.D. from McGill University. Dr. Pingitore also serves as a director of Christus Dubuis Hospital.
     David L. Terry, Jr, age 54, has served as Senior Vice President and Chief Actuary of the company since March 2005, and served in various capacities, including Chief Actuary, for the company’s predecessor since July 2003. Prior to joining NewQuest, LLC, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in actuarial science from the University of Nebraska.

Item 1A. Risk Factors
     You should consider carefully the risks and uncertainties described below, and all information contained in this report, in evaluating our company and our business. The occurrence of any of the following risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition, and operating results. In any such event, the trading price of our common stock could decline.
Risks Related to Our Industry
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Approximately 82.4% and 72.4% of our total revenue for the combined twelve months ended December 31, 2005 and the year ended December 31, 2004, respectively, are premiums generated by the operation of our Medicare Advantage health plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The premium rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense or other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk-adjusted payments was increased to 30% in 2004, 50% in 2005, and 75% in 2006, and will increase to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and thereby enhancing our risk scores.
     Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President’s budget for 2005 assumed the phasing out of the budget neutrality adjustments over a five year period from 2007 through 2011. In February 2006, the President signed legislation that reduces federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provides for an accelerated phase-out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. These legislative changes will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums could be reduced unless our risk scores increase. Although our risk scores have increased historically, there is no assurance that the increases could continue or, if they do, that they will be large enough to offset the elimination of this adjustment.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 Made Changes to the Medicare Program That Will Materially Impact Our Operations and Could Reduce Our Profitability and Increase Competition for Members.
     MMA substantially changed the Medicare program and will continue to modify how we operate our Medicare Advantage business. Many of these changes are effective for 2006 and, as we have not been able to fully assess the impact of these changes, we do not know whether we will be able to operate our Medicare Advantage plans at current levels of profitability or competitively with other managed care companies. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:
Increased competition could adversely affect our enrollment and results of operations:
•	The MMA increased reimbursement rates for Medicare Advantage plans. We believe higher reimbursement rates may increase the number of plans that participate in the Medicare program, creating additional competition that could adversely affect our enrollment and results of operations. For example, prior to the MMA, there were three Medicare Advantage plans in our Houston, Texas service area. Currently, there are five plans with Medicare Advantage members in that service area. In addition, as a result of Medicare Part D, a number of potential new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, have established stand-alone prescription drug plans, or PDPs, which are competitive with some of our Medicare programs.

•	Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including regional preferred provider organizations, or PPOs, and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their members more flexibility in selecting physicians than Medicare Advantage HMOs such as ours, which typically require members to coordinate with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan who treat regional plan enrollees. Although we have not experienced any meaningful competition from regional Medicare PPOs and private fee-for-service plans in our service areas, there can be no assurance that such plans will not in the future adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.
The new limited annual enrollment process may adversely affect our growth and ability to market our products:
•	Beginning in 2006, Medicare beneficiaries generally have a more limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan or receive benefits under the traditional fee-for-service Medicare program. See Item 1. “Business — The 2003 Medicare Modernization Act — Annual Enrollment and Lock-in” for a description of the annual enrollment process. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.
The limited annual enrollment period may make it difficult to retain an adequate sales force:
•	As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, may be limited in their ability to market our products year-round. Our agents rely on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products. The annual enrollment window may also make hiring full-time sales employees impracticable, which could increase our already substantial reliance on outside agents. Accordingly, we may not be able to retain an adequate sales force to support our growth strategy. As our members are primarily enrolled through in-person sales calls, a reduction in our sales force may adversely affect our future enrollment, including our expansion efforts, and, accordingly, adversely and materially affect our profitability and results of operations.
The new competitive bidding process may adversely affect our profitability:
•	As of January 1, 2006, the payments for local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer without a corresponding increase in premiums. As a result of the competitive bidding process, in order to maintain our current level of profitability we may in the future be required to reduce benefits or charge our members an additional premium, either of which could make our health plans less attractive to members and adversely affect our membership.
We may be unable to provide the new Medicare Part D benefit profitably:
•	Managed care companies that offer Medicare Advantage plans were required to offer prescription drug benefits beginning January 1, 2006 as part of their Medicare Advantage plans. Such combined managed care plans offering drug benefits are, under the new law, called MA-PDs. It is not known at this time whether the governmental payments will be adequate to cover our actual costs for these new MA-PD benefits or, in light of our inexperience with this program, whether we will be able to profitably or competitively manage our MA-PDs.

•	Managed care companies began offering PDPs as of January 1, 2006. These PDPs provide Medicare eligible beneficiaries with an opportunity to obtain a stand-alone drug benefit without joining a Medicare Advantage plan. Some enrollees may have chosen our Medicare Advantage plan in the past rather than those of our competitors or traditional Medicare fee-for-service because of the drug benefit that we offered with our Medicare Advantage plans. We do not know at this time whether our PDP or MA-PD benefits will be as or more attractive than those of our competitors. Additionally, Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a PDP are automatically disenrolled from their Medicare Advantage plan. Moreover, in early 2006, there has been substantial confusion among Medicare members regarding their opportunity to select Part D prescription drug benefits under the new legislation, which confusion has been exacerbated by the proliferation and complexity of drug benefits offered by various Part D vendors and CMS enrollment reconciliation and systems issues. Accordingly, the implementation of Part D has resulted in our members intentionally or inadvertently disenrolling from our MA-PD and PDP plans.

•	We began marketing our MA-PDs and PDPs in October 2005 and began enrolling members, effective as of January 1, 2006, on November 15, 2005. Our ability to profitably operate our MA-PDs and PDPs will depend on a number of factors, including our ability to attract members, to develop the necessary core systems and processes and to manage our medical expense related to these plans. Because required prescription drug benefits are new to Medicare and to the health insurance market generally, there is significant uncertainty of the potential market size, consumer demand, and related MLR. Accordingly, we do not know whether we will be able to operate our MA-PDs or PDPs profitably or competitively, and our failure to do so could have an adverse effect on our results of operations.

•	The MMA provides for “risk corridors” that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the PMPM bids submitted to CMS in excess of certain specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. It is anticipated that the initial risk corridors in 2006 and 2007 will provide more protection against excess losses than will be available beginning in 2008 and future years as the thresholds increase and the reimbursement percentages decrease. In addition, we expect there will be a delay in obtaining reimbursement from CMS for reimbursable losses pursuant to the risk corridors. For example, if we incur reimbursable losses in 2006, we would not be reimbursed by CMS until 2007. In that event, we expect there would be a negative impact on our cash flows and financial condition as a result of being required to finance excess losses until we are reimbursed. In addition, as the risk corridors are designed to be symmetrical, a plan whose actual costs fall below their expected costs would be required to reimburse CMS based on a similar methodology as set forth above. Furthermore, reconciliation payments for estimated upfront federal reinsurance payments, or, in some cases, the entire amount of the reinsurance payments, for Medicare beneficiaries who reach the drug benefit’s catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. Accordingly, it may be difficult to accurately predict or report the operating results associated with our drug benefits.
•	The current issues regarding the proper accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product and the current challenges in reconciling CMS Part D membership data, will lead to differences in our reporting of quarter-to-quarter earnings and may lead to uncertainty among investors and research analysts following the company as to the impacts on full year results.
Our Business Activities Are Highly Regulated and New and Proposed Government Regulation or Legislative Reforms Could Increase Our Cost of Doing Business, and Reduce Our Membership, Profitability, and Liquidity.
     Our health plans are subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, regulate how we do business, what services we offer, and how we interact with our members, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:
•	imposing additional license, registration, or statutory capital requirements;

•	increasing our administrative and other costs;

•	forcing us to undergo a corporate restructuring;

•	increasing mandated benefits without corresponding premium increases;

•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.
     It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve our members and attract new members.
If We Are Required to Maintain Higher Statutory Capital Levels for Our Existing Operations or if We Are Subject to Additional Capital Reserve Requirements as We Pursue New Business Opportunities, Our Cash Flows and Liquidity May Be Adversely Affected.
     Our health plans are operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we operate that has adopted risk-based capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, including our strategy to offer PDPs, we may be required to maintain additional statutory capital. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Indebtedness to Fund These Strategies.
     Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the HMO meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy or we could be required to incur additional indebtedness to fund these strategies.
We Are Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.
     Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.
     We will conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.
Risks Related to Our Business
If Our Medicare Contracts Are Not Renewed or Are Terminated, Our Business Would Be Substantially Impaired.
     We provide services to our Medicare eligible members through our Medicare Advantage health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully rebid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired.

Because Our Premiums, Which Generate Most of Our Revenue, Are Established by Contract and Cannot Be Modified During the Contract Terms, Our Profitability Will Likely Be Reduced or We Could Cease to Be Profitable if We Are Unable to Manage Our Medical Expenses Effectively.
     Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by contracts with CMS for our Medicare Advantage plans or by contracts with our commercial customers, all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our MLR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
     Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:
•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services;

•	periodic renegotiation of hospital, physician, and other provider contracts;

•	changes in the demographics of our members and medical trends affecting them;

•	new mandated benefits or other changes in healthcare laws, regulations, and practices;

•	new treatments and technologies;

•	consolidation of physician, hospital, and other provider groups;

•	contractual disputes with providers, hospitals, or other service providers; and

•	the occurrence of catastrophes, major epidemics, or acts of terrorism.
     Because of the relatively high average age of the Medicare population, medical expenses for our Medicare Advantage plans may be particularly difficult to control. We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with primary care physicians and other providers, advance approval for hospital services and referral requirements, case and disease management and quality assurance programs, information systems, and, with respect to our commercial products, reinsurance. Despite our efforts and programs to manage our medical expenses, we may not be able to continue to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may not remain profitable.
Our Failure to Estimate Incurred But Not Reported (IBNR) Claims Accurately Will Affect Our Reported Financial Results.
     Our medical care costs include estimates of our IBNR claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations will be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.
Competition in Our Industry May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and are comprised of national, regional, and local managed care organizations that serve Medicare recipients. Our failure to maintain or attract members to our health plans could adversely affect our results of operations. We believe changes resulting from the MMA may bring additional competitors into our Medical Advantage service areas. In addition, we face competition from other managed care companies that often have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs. Such competition may negatively impact our enrollment, financial forecasts, and profitability.
Our Inability to Maintain Our Medicare Advantage Members or Increase Our Membership Could Adversely Affect Our Results of Operations.
     A reduction in the number of members in our Medicare Advantage plans, or the failure to increase our membership, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract and retain, members include:
•	negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

•	negative publicity and news coverage relating to us or the managed healthcare industry generally;

•	litigation or threats of litigation against us;

•	automatic disenrollment, whether intentional or inadvertent, as a result of members choosing a stand-alone PDP; and

•	our inability to market to and re-enroll members who enlist with our competitors because of the new annual enrollment and lock-in provisions under the MMA.
A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.
     Our operations and profitability are dependent, in part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our members, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers may have significant market positions. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of membership or higher healthcare costs.
     Approximately 29% and 33% of our Medicare Advantage members and 29% and 29% of our total revenue as of and for the combined twelve months ended December 31, 2005 and the year ended December 31, 2004, respectively, were related to our Texas operations. A significant proportion of our providers in our Texas market are affiliated with Renaissance Physician Organization, or RPO, a large group of independent physician associations. As of December 31, 2005, physicians associated with RPO served as the primary care physicians for approximately

87% of our members in our Texas market. Our agreements with RPO generally have a term expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid any disruption in care of our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This would result in loss of membership assuming that not all members would accept the reassignment to a new primary care physician. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
Recent Challenges Faced by CMS and Our Plans’ Information and Reporting Systems Related to Implementation of Part D May Temporarily Disrupt or Adversely Affect Our Plans’ Relationships with Our Members.
     Partially in relation to the implementation of Part D, CMS transitioned to new information and reporting systems, which have recently generated confusing and, we believe in some cases, erroneous membership and payment reports concerning our and others’ Medicare eligibility and enrollment. In addition, recent media reports are prevalent concerning the confusion caused by failures in systems and reporting for Part D, particularly as these failures adversely affect the access of dual-eligibles and low income beneficiaries to their prescription drugs. These developments have caused our plans to experience short-term disruptions in their operations and challenged our information and communications systems. The enrollment errors have also caused significant confusion among Medicare beneficiaries as to their participation in our or others’ Medicare Advantage plans. Moreover, we have experienced a reallocation of administrative resources and incurred unanticipated administrative expenses dealing with this confusion. Although we believe the current conditions are temporary, there can be no assurance that the current confusion, systems failures, and mistaken payment reports will not disrupt or adversely affect our plans’ relationships with our members, which could result in a reduction of our membership and adversely affect our results of operations.
We May Be Unsuccessful in Implementing Our Growth Strategy If We Are Unable to Complete Acquisitions on Favorable Terms or Integrate the Businesses We Acquire into Our Existing Operations, or If We Are Unable to Otherwise Expand into New Service Areas in a Timely Manner in Accordance with Our Strategic Plans.
     Depending on acquisition, expansion, and other opportunities, we expect to continue to increase our membership and to expand to new service areas within our existing markets and in other markets. Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. The market price of businesses that operate Medicare Advantage plans has generally increased recently, which may increase the amount we are required to pay to complete future acquisitions. Some of our competitors have greater financial resources than we have and may be willing to pay more for these businesses. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want, including commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
     To the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:

•	additional employees who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information technology, claims processing, and record-keeping systems; and

•	accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.
For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership, incur debt that would restrict our cash flow, assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
     Additionally, we are likely to incur additional costs if we enter new service areas or states where we do not currently operate, which may limit our ability to expand to, or further expand in, those areas. Our rate of expansion into new geographic areas may also be limited by:
•	the time and costs associated with obtaining an HMO license to operate in the new area or expanding our licensed service area, as the case may be;

•	our inability to develop a network of physicians, hospitals, and other healthcare providers that meets our requirements and those of the applicable regulators;

•	competition, which could increase the costs of recruiting members, reduce the pool of available members, or increase the cost of attracting and maintaining our providers;

•	the cost of providing healthcare services in those areas;

•	demographics and population density; and

•	the new annual enrollment period and lock-in provisions of the MMA.
Negative Publicity Regarding the Managed Healthcare Industry Generally or Us in Particular Could Adversely Affect Our Results of Operations or Business.
     Negative publicity regarding the managed healthcare industry generally or us in particular may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:
•	requiring us to change our products and services;

•	increasing the regulatory burdens under which we operate;

•	adversely affecting our ability to market our products or services; or

•	adversely affecting our ability to attract and retain members.

We Are Dependent Upon Our Executive Officers, and the Loss of Any One or More of These Officers and Their Managed Care Expertise Could Adversely Affect Our Business.
     Our operations are highly dependent on the efforts of Herbert A. Fritch, our President and Chief Executive Officer, and certain other senior executives, including Jeffrey L. Rothenberger, our Chief Operating Officer, and J. Murray Blackshear, our Executive Vice President, each of whom has been instrumental in developing our business strategy and forging our business relationships. Although certain of our executives, including Messrs. Fritch, Rothenberger, and Blackshear, have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. The loss of the leadership, knowledge, and experience of Messrs. Fritch, Rothenberger, and Blackshear and our other executive officers could adversely affect our business. Replacing any of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience of our executive officers. We do not currently maintain key-man life insurance on any of our executive officers.
Violation of the Laws and Regulations Applicable to Us Could Expose Us to Liability, Reduce Our Revenue and Profitability, or Otherwise Adversely Affect Our Operations and Operating Results.
     The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. An adverse review, audit, or investigation could result in any of the following:
•	loss of our right to participate in the Medicare program;

•	loss of one or more of our licenses to act as an HMO or third party administrator or to otherwise provide a service;

•	forfeiture or recoupment of amounts we have been paid pursuant to our contracts;

•	imposition of significant civil or criminal penalties, fines, or other sanctions on us and our key employees;

•	damage to our reputation in existing and potential markets;

•	increased restrictions on marketing our products and services; and

•	inability to obtain approval for future products and services, geographic expansions, or acquisitions.
     The U.S. Department of Health and Human Services Office of the Inspector General, Office of Audit Services, or OIG, is conducting a national review of Medicare Advantage plans to determine whether they used payment increases consistent with the requirements of the MMA. Under the MMA, when a Medicare Advantage plan receives a payment increase, it must reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or use the additional payment amounts to stabilize or enhance access. We cannot assure you that the findings of an audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations. In addition, private citizens, acting as whistleblowers, are entitled to bring enforcement actions under a special provision of the federal False Claims Act.
Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.
     From time to time, we are party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Of the states in which we currently operate, only Texas has enacted legislation relating to health plan liability for negligent treatment decisions and benefits coverage determinations. In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some of these providers do not have malpractice insurance. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability.
     Similar to other managed care companies, we may also be subject to other claims of our members in the ordinary course of business, including claims of improper marketing practices by our independent and employee sales agents and claims arising out of decisions to deny or restrict reimbursement for services.
     We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and we cannot assure you that we will not incur substantial expense in defending future lawsuits or indemnifying third parties with respect to the results of such litigation. The loss of even one of these claims, if it results in a significant damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage or other theories may significantly decrease our ability to settle these claims on reasonable terms.
     We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Potential liabilities may not be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations, or the amount of our insurance coverage and/or related reserves may be inadequate. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.
The Inability or Failure to Properly Maintain Effective and Secure Management Information Systems, Successfully Update or Expand Processing Capability, or Develop New Capabilities to Meet Our Business Needs Could Result in Operational Disruptions and Other Adverse Consequences.
     Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.
     Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

Risks Related to Our Common Stock
There Has Been a Public Market for our Common Stock for a Limited Time and Market Volatility May Affect Our Stock Price.
     Prior to our recently completed initial public offering there was not a public market for our common stock. We cannot predict the extent to which a trading market will develop, how liquid that market might become, or whether it will be maintained. The market prices for securities of managed care companies in general have been volatile and may continue to be volatile in the future. The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock:
•	Medicare budget decreases or changes in Medicare premium levels or reimbursement methodologies;

•	regulatory or legislative changes;

•	changes in expectations of our future membership growth or future financial performance or changes in financial estimates, if any, of public market analysts;

•	expectations regarding increases or decreases in medical claims and medical care costs;

•	adverse publicity regarding HMOs, other managed care organizations and health insurers in general;

•	government action regarding Medicare eligibility;

•	the termination of any of our material contracts;

•	announcements relating to our business or the business of our competitors;

•	conditions generally affecting the managed care industry or our provider networks;

•	the success of our operating or growth strategies;

•	the operating and stock price performance of other comparable companies;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	changes in accounting principles; and

•	the loss of any of our key management personnel.
     The stock markets in general, and the markets for healthcare stocks in particular, have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources, which could hurt our business, operating results, and financial condition.
If We Are Unable to Implement Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Price of Our Common Stock.
     As a result of our recently completed initial public offering, we are required to enhance and test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We are working with our independent legal, accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of the Company’s independent registered accounting firm as to the effectiveness of our controls will be first required in connection with the Company’s filing of its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. If we are unable to timely identify, implement, and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.
The Significant Concentration of Ownership of Our Common Stock Will Limit Your Ability to Influence Corporate Activities and Could Adversely Affect the Trading Price of Our Common Stock.
     GTCR and its affiliates own approximately 23.9% of our outstanding common stock. As a result, GTCR has substantial influence over the outcome of matters requiring stockholder approval, including the election of directors, amendments to our amended and restated certificate of incorporation, and significant corporate transactions. The interests of GTCR may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might adversely affect the market price of our common stock. In addition, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a company with a significant stockholder. Additionally, pursuant to our amended and restated stockholders agreement, we have agreed to nominate, and the stockholders party thereto have agreed to vote in favor of, two representatives designated by GTCR to serve as directors, which increases the influence GTCR will have with respect to significant corporate transactions.
Under Our Amended and Restated Certificate Of Incorporation, the GTCR and Other Non-Employee Directors Will Not Have Any Duty to Refrain From Engaging Directly or Indirectly in the Same or Similar Business Activities or Lines of Business That We Do, Which May Result in the Company Not Having the Opportunity to Pursue a Corporate Opportunity That May Have Been Appropriate or Beneficial for the Company to Undertake.
     Under our amended and restated certificate of incorporation, the directors, officers, stockholders, members, managers, employees, and affiliates of GTCR and the GTCR and our other non-employee directors will not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any GTCR affiliate or entity or non-employee director, as the case may be, acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, the GTCR fund or non-employee director, as the case may be, will not, unless such opportunity has been expressly offered to such person solely in his capacity as a director of the company, have any duty to communicate or offer such corporate opportunity to us and may pursue such corporate opportunity for itself or direct such corporate opportunity to another person, which may result in the company not having the opportunity to pursue a corporate opportunity that may have been appropriate or beneficial for us to undertake.
Anti-takeover Provisions in Our Organizational Documents Could Make an Acquisition of Us More Difficult and May Prevent Attempts by Our Stockholders to Replace or Remove Our Current Management.
     Provisions in our amended and restated certificate of incorporation and our second amended and restated bylaws may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

•	special meetings of our stockholders may be called only by the chairman of the board of directors, our chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the directors;

•	any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements;

•	actions taken by the written consent of our stockholders require the consent of the holders of at least 66 2/3% of our outstanding shares;

•	our board of directors is classified into three classes, with each class serving a staggered three-year term;

•	the authorized number of directors may be changed only by resolution of the board of directors;

•	our second amended and restated bylaws and certain sections of our amended and restated certificate of incorporation relating to anti-takeover provisions may generally only be amended with the consent of the holders of at least 66 2/3% of our outstanding shares;

•	directors may be removed other than at an annual meeting only for cause;

•	any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors; and

•	our board of directors has the ability to issue preferred stock without stockholder approval.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     Our corporate headquarters are located in approximately 85,000 square feet of leased office space in Nashville, Tennessee. The lease for our corporate headquarters expires on December 31, 2010. We also lease office space for our health plans in several locations in Alabama, Illinois, Mississippi, Tennessee and Texas. We believe our facilities are adequate for our present and currently anticipated needs.
Item 3. Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, us. Recently, our Alabama HMO and certain independent sales agents have been sued in state courts in southern Alabama by several former HealthSpring plan members alleging, among other things, fraudulent and otherwise inappropriate sales and enrollment practices. Although these lawsuits are brought on behalf of different plaintiffs, the nature of the complaints and the facts alleged are substantially similar. We are in the preliminary stages of these lawsuits and our investigations are ongoing. We intend to defend vigorously against these actions.
     When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. Though there can be no assurances, our management believes that the resolution of routine matters and other incidental claims, taking into account accruals and insurance, will not have a material adverse effect on our financial condition or results of operation.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
     Our common stock was listed and began trading on the New York Stock Exchange on February 3, 2006 under the trading symbol “HS.” Prior to that date, there was no established public trading market for our common stock. The last reported sale price of our common stock on the New York Stock Exchange on March 28, 2006 was $18.58, and we had approximately 260 holders of record of our common stock on such date.
Dividends
     We have not declared or paid any cash dividends on our common stock since our formation. Our predecessor, which was a pass-through limited liability company for tax purposes, made no distributions to its members in 2005 prior to the recapitalization and made distributions to its members in the aggregate amount of $19.5 million in 2004. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business, and therefore we do not anticipate paying cash dividends in the foreseeable future. Furthermore, our revolving credit facility will, in the event any amounts are then outstanding thereunder, restrict our ability to declare cash dividends on our common stock. Our ability to pay dividends is also dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate, as well as the requirements of CMS relating to the operations of our Medicare health plans. Any future determination to declare and pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and the other limitations described above.
Recent Sales of Unregistered Securities
     Since the initial organization of HealthSpring, Inc., we have issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering, or under Rule 701 under the Securities Act. All of the below-referenced securities are deemed “restricted securities” for the purposes of the Securities Act. No underwriters were involved in any of the below-referenced sales of securities.
(1)	On March 1, 2005, in connection with the recapitalization, we sold and issued an aggregate of (a) 30,445,218 shares of our common stock, par value $.01 per share, to the GTCR Funds, members of our predecessor, and certain other investors at a purchase price of $0.20 per share, or for an aggregate purchase price of $6,089,043; and (b) 227,154 shares of our preferred stock, par value $.01 per share, to the GTCR Funds, members of our predecessor, and certain other investors at a purchase price of $1,000 per share, or for an aggregate purchase price of $227,154,000. We also issued 1,286,250 shares of restricted common stock on March 1, 2005 to certain of our employees pursuant to restricted stock purchase agreements at a purchase price of $0.20 per share, or an aggregate purchase price of $257,250.

(2)	On April 18, 2005, we issued an aggregate of 520,000 shares of our common stock to two employees pursuant to restricted stock purchase agreements at a purchase price of $0.20 per share, or an aggregate purchase price of $104,000.

(3)	On April 30, 2005, we issued an aggregate of 32,500 shares of our common stock to two employees pursuant to restricted stock purchase agreements at a purchase price of $0.20 per share, or an aggregate purchase price of $6,500.
     On February 8, 2006, as a result of our IPO, all of our issued and outstanding shares of preferred stock, including accrued and unpaid dividends thereon, were converted into 12,552,905 shares of common stock based on the IPO price in accordance with the terms of such preferred stock. Additionally, all membership units of one of our HMO subsidiaries, Texas HealthSpring, LLC, that were not owned by us were exchanged by us for 2,040,194 shares of our common stock in accordance with the terms of such securities.
Initial Public Offering
     In connection with the IPO, the SEC declared our Registration Statement on Form S-1 (No. 333-128939), filed under the Securities Act of 1933, as amended, effective on February 2, 2006. Goldman, Sachs & Co., Citigroup Corporate and Investment Banking, UBS Investment Bank, Lehman Brothers, CIBC World Markets, Raymond James, and Avondale Partners were co-managers for the firm-commitment underwritten offering. We sold 10.6 million shares of common stock and the GTCR Funds sold 11.02 million shares of common stock at a price to the public of $19.50 per share, resulting in an aggregate offering price of approximately $421.6 million. The offering closed and was terminated on February 8, 2006 after the sale of all of the securities registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by the company, after the underwriting discount, were approximately $193.3 million (or $18.2325 per share). Our share of the underwriters’ commission was $13.4 million (or $1.2675 per share) and we incurred offering expenses of approximately $4.5 million. We used the net proceeds from the IPO, together with approximately $1.1 million in available cash, to repay all of our outstanding debt and accrued and unpaid interest and a related prepayment premium. None of the expenses, or application of the net proceeds to the company, were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. The company did not receive any of the proceeds from the sale of shares sold by the selling stockholders.
Issuer Purchases of Equity Securities
     During the fourth quarter of 2005, the company repurchased shares of its common stock as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share (1)	or Programs	($000)

10/1/05 – 10/31/05	67,500	$.20	—	$—
11/1/05 – 11/30/05	25,000	.20	—	—
12/1/05 – 12/31/05	107,500	.20	—	—

Total fourth quarter	200,000	$.20	—	$—

(1)	Shares were repurchased pursuant to the terms of restricted stock purchase agreements between terminated employees and the company. The shares were voluntarily repurchased by the company at $.20 per share, an amount equal to the employees’ cost per share.

Item 6. Selected Financial Data
     The following tables present selected historical financial data and other information for the company and its predecessor, NewQuest, LLC. We derived the selected historical statement of income, cash flows, and balance sheet data as of and for the years ended December 31, 2001, 2002, 2003, 2004, and 2005 from the audited consolidated financial statements of NewQuest, LLC and the company. The audited consolidated financial statements and the related notes to the audited consolidated financial statements of the company as of and for the years ended December 31, 2003, 2004 and 2005, as applicable, together with the related report of our independent registered public accounting firm are included elsewhere in this report.
     The selected consolidated financial data and other information set forth below should be read in conjunction with the consolidated financial statements included in this report and the related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		HealthSpring, Inc.		Predecessor
						Year Ended December 31,
				Period from
	Combined	Period from March		January 1,
	Twelve Months	1, 2005 to		2005 to
	Ended December	December 31,		February 28,
	31, 2005(1)	2005(2)		2005(2)	2004(3)	2003(4)	2002(5)	2001(6)
	(Dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare premiums	$705,677	$610,913		$94,764	$433,729	$240,037	$(7)	$(7)
Commercial premiums	126,872	106,168		20,704	146,318	120,877	(7)	(7)

Total premiums	832,549	717,081		115,468	580,047	360,914	24,939	—
Fee revenue	20,416	16,955		3,461	17,919	11,054	1,099	3,976
Investment income	3,798	3,337		461	1,449	695	78	43

Total revenue	856,763	737,373		119,390	599,415	372,663	26,116	4,019
Expenses:
Medical expense:
Medicare expense	553,084	478,553		74,531	338,632	187,368	(7)	(7)
Commercial expense	107,095	90,783		16,312	124,743	104,164	(7)	(7)

Total medical expense	660,179	569,336		90,843	463,375	291,532	12,631	—
Selling, general and administrative	111,854	97,187		14,667	68,868	50,576	11,133	4,921
Transaction expense	10,941	4,000		6,941	—	—	—	—
Phantom stock compensation	—	—		—	24,200	—	—	—
Depreciation and amortization	7,305	6,990		315	3,210	2,361	275	347
Interest	14,511	14,469		42	214	256	25	10

Total operating expenses	804,790	691,982		112,808	559,867	344,725	24,064	5,278

Equity in earnings of unconsolidated affiliates	282	282		—	234	2,058	4,148	7,855
Option amendment gain	—	—		—	—	—	4,170	—

Income before minority interest and income taxes	52,255	45,673		6,582	39,782	29,996	10,370	6,596
Minority interest	(3,227)	(1,979)		(1,248)	(6,272)	(5,519)	(1,315)	(1,050)

Income before income taxes	49,028	43,694		5,334	33,510	24,477	9,055	5,546
Income tax expense	19,772	17,144		2,628	9,193	5,417	363	—

Net income before preferred dividends	29,256	26,550		2,706	24,317	19,060	8,692	5,546
Preferred dividends	15,607	15,607		—	—	—	—	—

Net income available to members or common stockholders	$13,649	$10,943		$2,706	$24,317	$19,060	$8,692	$5,546

Net income per unit:
Basic	—	—		$0.55	$5.31	$4.67	$2.13	$1.36

Diluted	—	—		$0.55	$5.31	$4.67	$2.13	$1.36

Weighted average units outstanding:
Basic	—	—		4,884,176	4,578,176	4,078,176	4,078,176	4,078,176

Diluted	—	—		4,884,176	4,578,176	4,078,176	4,078,176	4,078,176

Net income per common share available to common stockholders:
Basic	$—	$0.34		$—	$—	$—	$—	$—

Diluted	—	$0.34		—	—	—	—	—

Common shares outstanding:
Basic	—	$32,173,707		—	—	—	—	—

Diluted	—	$32,215,288		—	—	—	—	—

Cash Flow Data:
Capital expenditures	2,745	2,596		149	2,512	3,198	190	46
Cash provided by (used in):
Operating activities	72,103	57,139		14,964	24,665	63,392	6,569	(488)
Investing activities	(276,346)	(270,877	)(8)	(5,469)	(34,615)	42,647	(6,123)	(46)
Financing activities	322,935	323,823	(8)	(888)	(23,311)	(11,750)	5,748	250
Balance Sheet Data (at period end):
Cash and cash equivalents	110,085	110,085		76,441	67,834	101,095	6,806	612
Total assets	591,838	591,838		157,350	142,674	132,420	37,559	9,941
Total long-term debt, including current maturities	188,526	188,526		5,358	5,475	6,175	4,958	—
Members’/stockholders’ equity	260,544	260,544		58,131	55,435	22,969	14,504	8,515

		HealthSpring, Inc.	Predecessor
					Year Ended December 31,
			Period from
	Combined	Period from March	January 1,
	Twelve Months	1, 2005 to	2005 to
	Ended December	December 31,	February 28,
	31, 2005(1)	2005(2)	2005(2)	2004(3)	2003(4)	2002(5)	2001(6)
Operating Statistics:
Medical loss ratio — Medicare(9)	78.38%	78.33%	78.65%	78.07%	78.06%	(7)	(7)
Medical loss ratio — Commercial(9)	84.41%	85.51%	78.79%	85.25%	86.17%	(7)	(7)
Selling, general and administrative expense ratio(10)	13.06%	13.18%	12.28%	11.49%	13.57%	42.63%	122.44%
Members — Medicare(11)	101,281	101,281	69,236	63,792	47,899	33,579	—
Members — Commercial(11)	41,769	41,769	40,523	48,380	54,280	53,605	—

(1)	The combined financial information for the twelve months ended December 31, 2005 includes the results of operations of NewQuest, LLC, for the period from January 1, 2005 through February 28, 2005 and the results of operations of the company for the period from March 1, 2005 through December 31, 2005. The combined financial information is for illustrative purposes only, reflects the combination of the two-month period and the ten month period to provide a comparison with the comparable twelve month period in 2004, and is not presented in accordance with Generally Accepted Accounting Principles (GAAP).

(2)	On November 10, 2004, NewQuest, LLC and its members entered into a purchase and exchange agreement with the company as part of the recapitalization. Pursuant to this agreement and a related stock purchase agreement, on March 1, 2005, the GTCR Funds and certain other persons contributed $139.7 million of cash to the company and the members of NewQuest, LLC contributed a portion of their membership units in exchange for preferred and common stock of the company. Additionally, we entered into a $165.0 million term loan, with an additional $15.0 million available pursuant to a revolving loan facility, and issued $35.0 million of subordinated notes. We used the cash contribution and borrowings to acquire the members’ remaining membership units in NewQuest, LLC for approximately $295.4 million in cash. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs. Additionally, the Company incurred $6.3 million of deferred financing costs. In addition, NewQuest, LLC incurred $6.9 million of transaction costs which were expensed during the two-month period ended February 28, 2005 and the company incurred $4.0 million of transaction costs that were expensed during the ten-month period ended December 31, 2005. The transactions resulted in the Company recording $315.0 million in goodwill and $91.2 million in identifiable intangible assets.

(3)	On January 1, 2004, the minority members of TennQuest Health Solutions, LLC, or TennQuest, an 84.375% owned subsidiary of NewQuest, LLC, converted their ownership of TennQuest into 500,000 membership units in NewQuest, LLC, and on February 2, 2004 TennQuest was merged into NewQuest, LLC. Effective December 31, 2004, holders of phantom membership units in NewQuest, LLC converted their phantom units into 306,000 membership units of NewQuest, LLC. In connection with the conversion, the company recognized phantom stock compensation expense of $24.2 million.

(4)	On April 1, 2003, TennQuest exercised an option to acquire an additional 33% interest in HealthSpring Management, Inc., or HSMI, from another shareholder of HSMI. As a result of the acquisition of these shares, the company held 83% of the ownership interests in HSMI and consolidated the results of operations of HealthSpring of Tennessee with the company’s operations for the period from April 1, 2003. Prior to April 1, 2003, the company accounted for its ownership interest in HSMI under the equity method. On December 19, 2003, HSMI and HealthSpring USA, LLC each redeemed certain of their outstanding ownership interests, which resulted in the company owning 84.8% of the outstanding ownership interests of HSMI and HealthSpring USA, LLC at December 31, 2003.

(5)	In November, 2002, NewQuest, LLC acquired The Oath — A Health Plan for Alabama, Inc., subsequently renamed HealthSpring of Alabama, Inc., an Alabama for-profit HMO.

(6)	On December 21, 2001, the minority shareholders of GulfQuest, L.P., an 85% owned subsidiary of NewQuest, LLC, converted their 15% interest in GulfQuest into NewQuest, LLC membership units.

(7)	Premium revenues and medical expense are reported in total only and are not separated into Medicare and commercial for 2001 and 2002 as the company did not report information in this format. As a result, the company is not able to determine the Medicare and commercial medical loss ratios for 2001 and 2002.

(8)	A substantial portion of the cash flows for investing and financing activities for the ten-month period ended December 31, 2005 relate to the recapitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Recapitalization.”

(9)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(10)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(11)	At end of each period presented. Data not available for 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations that by their nature involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the caption “Special Note Regarding Forward-Looking Statements” and in Item 1A. “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
Overview
     We are a managed care organization that focuses primarily on Medicare, the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS. As of December 31, 2005, we owned and operated Medicare health plans, including stand-alone prescription drug plans, in Tennessee, Texas, Alabama, Illinois, and Mississippi. For the combined twelve months ended December 31, 2005, approximately 82.4% of our total revenue consisted of premiums we received from CMS pursuant to our Medicare contracts. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to individuals and employer groups.
     We operate our business through our subsidiaries. In general, we have a licensed HMO subsidiary in each state in which we do business that is regulated by the relevant state department of insurance. We also typically have nonregulated management subsidiaries in each of our geographic markets that contract with our HMO subsidiaries for management and other administrative services, including financial administration and analysis, credentialing, personnel, claims processing, utilization management, risk management, quality management, customer service, insurance processing, contract negotiation, provider relations, and reporting and analysis.
     In Tennessee, from the commencement of our operations in September 2000 until March 31, 2003, we indirectly owned a 50% interest in our Tennessee HMO and management subsidiaries and accounted for these subsidiaries using the equity method. On April 1, 2003, we acquired an additional 33% interest in those subsidiaries and from the acquisition date consolidated the operations of these subsidiaries for accounting purposes. On December 19, 2003, we increased our ownership interest in the Tennessee subsidiaries to approximately 85%, which was our level of ownership immediately preceding the recapitalization on March 1, 2005 (discussed in more detail below). Concurrently with the recapitalization, we acquired the remaining minority interest in the Tennessee HMO and management subsidiaries. We acquired our Alabama HMO subsidiary in November 2002. In Texas, although we have had minority ownership interests in our Texas HMO subsidiary, we have accounted for our Texas operations on a consolidated basis for all periods presented herein.
     On February 8, 2006, we completed our initial public offering, or IPO, of common stock. In the IPO, we issued 10.6 million shares of common stock at a price of $19.50 per share. We used the net proceeds of the IPO of approximately $193.3 million to repay all of our outstanding indebtedness, including accrued and unpaid interest and other expenses related to the IPO. In connection with the IPO, the minority interests in our Texas HMO subsidiary were exchanged for 2,040,194 shares of our common stock. In addition, as a result of the IPO, all of our outstanding shares of preferred stock and accrued but unpaid dividends automatically converted into shares of Common Stock at the IPO price. Upon completion of the IPO, we had 57,289,549 shares of common stock outstanding.

     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage and commercial plan membership, by state, as of the dates indicated.

	December 31,
	2005	2004	2003
Medicare Advantage Membership
Tennessee	42,509	29,862	25,772
Texas	29,706	21,221	15,637
Alabama	24,531	12,709	6,490
Illinois (1)	4,166	—	—
Mississippi(2)	369	—	—

Total	101,281	63,792	47,899

Commercial Membership(3)
Tennessee	29,859	32,139	32,668
Alabama	11,910	16,241	21,612

Total	41,769	48,380	54,280

(1)	We commenced operations in Illinois in December 2004

(2)	We commenced enrollment efforts in Mississippi in July, 2005.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.
     As a result of the MMA reforms, and particularly as a result of the prescription drug coverage requirements under Medicare Part D that became effective January 1, 2006, we expect Medicare Advantage plan membership penetration in our markets generally and enrollment in our Medicare plans specifically to increase. For example, as of January 1, 2006, initial CMS enrollment reports indicated we had approximately 90,000 beneficiaries enrolled in our PDPs, substantially all of whom were auto-enrolled dual-eligible beneficiaries. Subsequent enrollment reports indicated stand-alone PDP membership of approximately 75,000, although the exact number of our current PDP members is not determinable because of challenges experienced by CMS in generating accurate enrollment and payment reports. Moreover, as a result of various factors, including primarily, we believe, confusion of Medicare beneficiaries over the new Part D prescription drug benefits, our net new enrollment in our MA-PD plans in early 2006 has been lower than anticipated. Although we believe the CMS systems challenges, Medicare beneficiary confusion, and our current enrollment trends are temporary, there can be no assurances that these factors will not continue to adversely affect our membership growth.
The Recapitalization
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction, which was accounted for using the purchase method, involving our predecessor, NewQuest, LLC, its members, the GTCR Funds, and certain other investors and lenders. The recapitalization was completed on March 1, 2005. Prior to the recapitalization, NewQuest, LLC was owned 43.9% by our officers and employees, 38.2% by non-management directors of NewQuest, LLC, and 17.9% by outside investors.
     In connection with the recapitalization, the company, NewQuest, LLC, its members, the GTCR Funds, and certain other investors entered into a purchase and exchange agreement and other related agreements pursuant to which the GTCR Funds and certain other investors purchased an aggregate of 136,072 shares of our preferred stock and 18,237,587 shares of our common stock for an aggregate purchase price of $139.7 million. The members of NewQuest, LLC exchanged or sold their ownership interests in NewQuest, LLC for an aggregate of $295.4 million in cash (including $17.2 million placed in escrow to secure contingent post-closing indemnification liabilities), 91,082 shares of our preferred stock, and 12,207,631 shares of our common stock. In addition, upon the closing of the recapitalization, the company issued an aggregate of 1,286,250 shares of restricted common stock to employees of the company for an aggregate purchase price of $257,250. The company used the proceeds from the sale of preferred and common stock and $200 million of borrowings under our senior credit facility and senior subordinated notes to fund the cash payments to the members of NewQuest, LLC and to pay expenses and other payments relating to the transaction. Immediately following the recapitalization, the company was owned 55.1% by the GTCR Funds, 28.7% by our executive officers and employees, and 16.2% by outside investors, including one of our non-employee directors. In connection with the IPO, the GTCR Funds sold 11.02 million shares of common stock, thereby reducing their ownership to 23.9% of our outstanding common stock.
     Prior to the recapitalization, approximately 15% of the ownership interests in two of our Tennessee management subsidiaries and approximately 27% of the membership interests of our Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, we purchased all of the minority interests in our Tennessee subsidiaries for an aggregate consideration of approximately $27.5 million and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC for aggregate consideration of approximately $16.8 million. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximately 9% ownership interest. In June 2005, Texas HealthSpring completed a private placement pursuant to which it issued new membership interests to existing and new investors, primarily physicians affiliated with RPO, for net proceeds of $7.7 million. Following this private placement, and as of December 31, 2005, the outside investors owned an approximately 15.9% interest in Texas HealthSpring, LLC, which interest was automatically exchanged, without additional consideration, for 2,040,194 shares of our common stock immediately prior to the IPO.
     The recapitalization was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs and $6.3 million of deferred financing costs. In addition, the company incurred $6.9 million of transaction costs that were expensed during the two-month period ended February 28, 2005 and $4.0 million of costs that were expensed during the ten-month period ended December 31, 2005. As a result of the recapitalization, the company acquired $438.6 million of net assets, including $91.2 million of identifiable intangible assets and goodwill of approximately $315.0 million. Of the $91.2 million of identifiable intangible assets we recorded, $24.5 million has an indefinite life, and the remaining $66.7 million is being amortized over periods ranging from 2 to 15 years.
Basis of Presentation
     HealthSpring as it existed prior to the March 1, 2005 recapitalization is sometimes referred to as “predecessor.” For purposes of comparing our 2005 twelve-month results with the comparable 2004 period, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the company for the period from March 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends for the last two fiscal years. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.
Results of Operations
Revenue
     General. Our revenue consists primarily of (i) premium revenue we generate from our Medicare and commercial lines of business; (ii) fee revenue we receive for management and administrative services provided to independent physician associations, health plans, and self-insured employers, and for access to our provider networks; and (iii) investment income.
     Premium Revenue. Our Medicare and commercial lines of business include all premium revenue we receive in our health plans. Our Medicare contracts entitle us to premium payments from CMS, on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month, or PMPM, basis. In our commercial HMOs, we receive a monthly payment from or on behalf of each enrolled member. In both our commercial and Medicare plans we recognize premium revenue during the month in which the company is obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as deferred revenue.

     Premiums for our Medicare and commercial products are generally fixed by contract in advance of the period during which health care is covered. Each of our Medicare plans submits rate proposals to CMS, generally by county or service area, in June for each Medicare product that will be offered beginning January 1 of the subsequent year. Retroactive rate adjustments are made periodically with respect to each of our Medicare Advantage plans based on the aggregate health status and risk scores of our plan populations. These rate adjustments are recorded as received. Our commercial premiums are generally fixed for the plan year, in most cases beginning January 1.
     Fee Revenue. Fee revenue includes amounts paid to us for management services provided to independent physician associations and health plans. Our management subsidiaries typically generate fee revenue on one of three principal bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees we receive for offering access to our provider networks and for administrative services we offer to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, we receive fees based on a share of the profits of the independent physician associations. To the extent these fees relate to members of our HMO subsidiaries, the fees are recognized as a credit to medical expense. Management fees calculated based on profits are recognized, as fee revenue or as a credit to medical expenses, if applicable, when we can readily determine that such fees have been earned, which determination is typically made on a monthly basis.
     Investment Income. Investment income consists of interest income and gross realized gains and losses incurred on short term available for sale and long term held to maturity investments.
Medical Expense
     Our largest expense is the cost of medical services we arrange for our members, or medical expense. Medical expense for our Medicare and commercial plans primarily consist of payments to physicians, hospitals, and other health care providers for services provided to our Medicare Advantage and commercial members. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some or all of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of the medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.
     One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Changes in the MLR from period to period result from, among other things, changes in Medicare funding or commercial premiums, changes in benefits offered by our plans, our ability to manage medical expense, and changes in accounting estimates related to incurred but not reported, or IBNR, claims. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare and commercial MLRs separately.

Percentage Comparisons
     The following table sets forth the consolidated and combined statements of income data expressed as a percentage of revenues for each period indicated.

	Year Ended December 31,
	2005	2004	2003
	(combined)
Revenue:
Premium:
Medicare premiums	82.4%	72.4%	64.4%
Commercial premiums	14.8	24.4	32.4

Total premiums	97.2	96.8	96.8
Fee revenue	2.4	3.0	3.0
Investment income	0.4	0.2	0.2

Total Revenue	100.0	100.0	100.0
Expenses:
Medical expense	77.0	77.3	78.2
Selling, general and administrative expense	13.1	11.5	13.6
Transaction expense	1.3	—	—
Phantom stock compensation	—	4.0	—
Depreciation and amortization expense	0.8	0.6	0.6
Interest expense	1.7	—	0.1

Total expenses	93.9	93.4	92.5

Equity in earnings of unconsolidated affiliates	—	—	0.6
Income before minority interest and income taxes	6.1	6.6	8.1
Minority interest	(0.4)	(1.0)	(1.5)

Income before income taxes	5.7	5.6	6.6
Income tax expense	2.3	1.5	1.5

Net income before preferred dividends	3.4	4.1	5.1
Preferred dividends	1.8	—	—

Net income available to members or common stockholders	1.6%	4.1%	5.1%

Comparison of the Combined Twelve Month Period Ended December 31, 2005 to the Year Ended December 31, 2004
Membership
     Our Medicare Advantage membership increased by 58.8% to 101,281 members at December 31, 2005 as compared to 63,792 members at December 31, 2004. The substantial majority of this increase was attributable to growth in membership in our existing core markets in Tennessee, Texas and Alabama through increased penetration in existing service areas and geographic expansion into new counties contiguous to existing service areas. Enrollment efforts in our new markets, Illinois and Mississippi, which commenced in December 2004 and July 2005, respectively, also contributed to the increase. Our commercial HMO membership declined by 13.7% over the same period, from 48,380 to 41,769, primarily as a result of our decision to increase premiums to maintain our commercial margins and the discontinuance of certain unprofitable customer and provider relationships in Alabama and Tennessee.
Revenue
     Total revenue was $856.8 million in the combined twelve months of 2005 as compared with $599.4 million for 2004, representing an increase of $257.4 million, or 42.9%. The components of revenue were as follows:
     Premium Revenue. Total premium revenue for the combined twelve months of 2005 was $832.5 million as compared with $580.0 million in 2004, representing an increase of $252.5 million, or 43.5%. The components of premium revenue and the primary reasons for changes were as follows:

     Medicare: Medicare premiums were $705.7 million in the combined twelve months of 2005 versus $433.7 million in the prior year, representing an increase of $272.0 million, or 62.7%. The primary factors affecting changes in Medicare premium revenue include membership (which we measure in member months), premium rates and risk scores, the geographic mix of our Medicare members, and the mix of our members qualifying as dual-eligibles. The increase in Medicare premiums in 2005 is primarily attributable to the 46.1% increase in membership months to 996,929 for the combined twelve months of 2005 from 682,331 for the comparable period of 2004. An increase in our average PMPM premium to $707.85 for the combined twelve months of 2005 from $635.66 for 2004, or by 11.4%, also contributed to the increase in premium revenue. Approximately $9.8 million, or $9.82 PMPM, of the rate increase was attributable to retroactive risk payments received from CMS during the combined twelve months ended December 31, 2005. For the combined twelve months of 2005, Medicare premiums represented 84.8% of total premium revenue and 82.4% of total revenue as compared with 74.8% and 72.4%, respectively, for the comparable period of the prior year.
     Commercial: Commercial premiums were $126.9 million in the combined twelve months of 2005 as compared with $146.3 million in 2004, reflecting a decrease of $19.4 million, or 13.3%. The decline in commercial premiums is attributable to the decline in commercial membership months to 497,973 for the combined twelve month period ended December 31, 2005 from 614,295 for 2004, or by 18.9%, which was partially offset by average commercial premium increases of approximately 7.0% over the same period. For the combined twelve months of 2005, commercial premiums represented 15.2% of total premium revenue and 14.8% of total revenue versus 25.2% and 24.4%, respectively, for the prior year. Because of our expansion of our Medicare program into Mississippi and new areas in Tennessee, Texas, and Illinois, continuing Medicare member growth in existing service areas, our recent decision to exit the individual and small employer group commercial markets in Alabama, and the implementation of Medicare Part D as of January 1, 2006, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.
     Fee Revenue. Fee revenue was $20.4 million in the combined twelve months of 2005 as compared with $17.9 million in 2004, representing an increase of $2.5 million, or 13.9%. The increase was primarily attributable to the addition of a new independent physician association in Tennessee in January 2005, increases in independent physician association management fees, which are calculated by reference to increased PMPM premiums, and the increase in Medicare Advantage membership.
     Investment Income. Investment income was $3.8 million for the combined twelve months of 2005 versus $1.4 million for 2004, reflecting an increase of $2.4 million, or 171.4%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare medical expense for the combined twelve months ended December 31, 2005 increased $214.5 million, or 63.3%, to $553.1 million from $338.6 million for 2004, primarily as a result of increased membership. Commercial medical expense decreased by $17.6 million, or 14.2%, to $107.1 million for the combined twelve months of 2005 as compared to $124.7 million for 2004, primarily as a result of the decrease in commercial membership over the same period.
     For the combined twelve months ended December 31, 2005, the Medicare MLR was 78.38% versus 78.07% for 2004, reflecting an increase of 31 basis points, which was primarily attributable to general medical cost inflation, higher Medicare inpatient admissions per thousand, an increase in the average cost per admission, and an increase in benefits, including implementation of a fitness program in all markets and increased drug benefits in selected markets, offset in part by favorable Medicare premium rates. Our Medicare medical expense calculated on a PMPM basis was $554.79 for the combined twelve months ended December 31, 2005, compared with $496.29 for 2004, reflecting an increase of 11.8%, which was primarily attributable to a higher mix of dual-eligible beneficiaries in 2005. The commercial MLR was 84.41% for the combined twelve months of 2005 as compared with 85.25% in 2004, a decrease of 84 basis points, which was primarily attributable to improvement in commercial premiums and relatively flat cost trends.

Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the combined twelve months ended December 31, 2005 was $111.9 million (not including the $10.9 million of transaction expense described below) as compared with $68.9 million for the prior year, an increase of $43.0 million, or 62.4%. As a percentage of revenue, SG&A expense was 13.06% for the combined twelve months of 2005 versus 11.49% for the prior year, an increase of 157 basis points. The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel in anticipation of the IPO, increased sales commissions resulting from the increased membership, and other spending associated with supporting and sustaining our membership growth, including expansion into new geographic areas. During late 2004 and early 2005, we commenced expansion into selected counties surrounding Chattanooga and Memphis, Tennessee as well as into the Chicago, Illinois metropolitan area. As we expand into new service areas, we incur a significant amount of expense in advance of the effective member enrollment dates, when we begin to collect revenue for new members. During 2005, the company incurred approximately $6.8 million of expense associated with this expansion activity. In addition, in 2005 we incurred approximately $4.0 million of incremental expense relating primarily to sales and marketing activities associated with the implementation of our Medicare Part D programs and new membership recruitment and enrollment and $1.7 million of stock compensation expense.
Transaction Expense
     Transaction expense of $10.9 million was incurred in the combined twelve months of 2005 in conjunction with the recapitalization. This expense includes fees paid to financial and legal advisors and other expenses, including $4.0 million related to a settlement with RPO. See Notes 7 and 23 to the Consolidated Financial Statements.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.3 million in the combined twelve months of 2005 as compared with $3.2 million in 2004, representing an increase of $4.1 million, or 128.1%. The increase is primarily attributable to the amortization of identifiable intangible assets recorded in conjunction with the recapitalization. Amortization related to the recapitalization in the amount of $5.0 million was recorded during the combined twelve months of 2005. Management currently expects that amortization relating to the identifiable intangible assets recorded in the recapitalization for 2006 will be approximately $7.3 million, which includes the acceleration of amortization of certain identifiable intangible assets as a result of our Alabama HMO’s decision following the recapitalization to exit the individual and small employer commercial business.
Interest Expense
     Interest expense was $14.5 million in the combined twelve months of 2005. Almost all of the company’s interest expense related to the senior credit facility and senior subordinated notes put in place in conjunction with the recapitalization. For the combined twelve months ended December 31, 2005, we recorded interest expense of $9.0 million related to our senior credit facility and $4.5 million related to our senior subordinated notes. Additionally, interest expense in the combined twelve months of 2005 includes $0.9 million for amortization of deferred finance costs. The effective annual interest rate during the combined twelve months of 2005 on the senior credit facility was 6.6% and on the senior subordinated notes was 15%, 12% of which was payable in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. In February 2006, in connection with the IPO, the company repaid all of its outstanding indebtedness and related accrued interest, and wrote off related deferred financing costs of $5.5 million.
Minority Interest
     Minority interest was $3.2 million in the combined twelve months of 2005 as compared with $6.3 million in 2004. The change is attributable to the elimination of minority interest ownership in our Tennessee HMO and management subsidiaries and the reduction of minority interest ownership interest in our Texas HMO subsidiary in connection with the recapitalization. The earnings of these subsidiaries increased in 2005 as compared with 2004, which would have resulted in an increase in minority interest if it had not been offset by the Company’s increases in ownership. In conjunction with the IPO, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.

Income Tax Expense
     For the combined twelve months ended December 31, 2005, income tax expense was $19.8 million, reflecting an effective tax rate of 40.3%, versus $9.2 million, reflecting an effective tax rate of 27.4%, for 2004. The increase in the effective tax rate is a result of the fact that our predecessor and several of its subsidiaries were pass-through tax entities that were taxed at the member level and the successor is taxed on a consolidated basis at the corporate level.
Preferred Dividend
     In the combined twelve months ended December 31, 2005, we accrued $15.6 million of dividends payable on the preferred stock issued in connection with the recapitalization. The $227.2 million liquidation value of preferred stock had an accumulating dividend of 8%, whether declared or paid. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were automatically converted into common stock.
Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
     As previously noted, prior to April 1, 2003, the predecessor accounted for its Tennessee management subsidiary, HealthSpring Management, Inc., or HSMI, including HSMI’s wholly owned subsidiary, HealthSpring of Tennessee, Inc., or HTI, our Tennessee HMO, using the equity method. On April 1, 2003, the predecessor increased its ownership of HSMI to 83% and consolidated the results of HSMI and HTI for the balance of 2003 and all of 2004. Although not in accordance with GAAP, management believes the changes from 2003 to 2004 in results of operations and the reasons therefore are best understood by comparing 2004 as reported to 2003 as adjusted to reflect HSMI on an “as if consolidated basis” for the first quarter of 2003. The adjustments to statement of income data for 2003 to reflect HSMI on an “as if consolidated basis” are set forth in the table below:

			HSMI for the Period
		Year Ended	from January 1, 2003
	Year Ended	December 31, 2003	through March 31,	Year Ended
	December 31, 2004	As Adjusted	2003	December 31, 2003
	(in thousands)
Revenue:
Premium:
Medicare premiums	$433,729	$298,831	$58,794	$240,037
Commercial premiums	146,318	141,064	20,187	120,877

Total premiums	580,047	439,895	78,981	360,914
Fee revenue	17,919	11,002	(52)	11,054
Investment income	1,449	831	136	695

Total revenue	599,415	451,728	79,065	372,663

Expenses:
Medical expense
Medicare expense	338,632	238,753	51,385	187,368
Commercial expense	124,743	119,936	15,772	104,164

Total medical expense	463,375	358,689	67,157	291,532
Selling, general and administrative	68,868	58,083	7,507	50,576
Phantom stock compensation	24,200	—	—	—
Depreciation and amortization	3,210	2,773	412	2,361
Interest	214	256	—	256

Total operating expenses	559,867	419,801	75,076	344,725

Income before equity in earnings of unconsolidated affiliates, minority interest, and income taxes	39,548	31,927	3,989	27,938
Equity in earnings of unconsolidated affiliates	234	64	(1,994)	2,058

Income before minority interest and income taxes	39,782	31,991	1,995	29,996
Minority interest	(6,272)	(7,514)	(1,995)	(5,519)

Income before income taxes	33,510	24,477	—	24,477
Income tax expense	9,193	5,417	—	5,417

Net income	$24,317	$19,060	$—	$19,060

Membership
     Our Medicare Advantage membership increased by 33.2%, to 63,792 members at December 31, 2004, as compared to 47,899 members at December 31, 2003. This increase was attributable to growth in membership in all of our existing markets — Tennessee (4,090, or 15.9%, increase in members), Texas (5,584, or 35.7%, increase), and Alabama (6,219, or 95.8%, increase) — through increased penetration in existing service areas and geographic expansion into new counties contiguous to existing service areas. Our commercial membership declined by 10.9% over the same period, from 54,280 to 48,380, primarily as a result of the decision to discontinue certain unprofitable customer and provider relationships and markets in Alabama and Tennessee.
Revenue
     Total revenue was $599.4 million for 2004 as compared with $451.7 million for 2003, as adjusted, an increase of $147.7 million, or 32.7%. The components of revenue were as follows:
     Premium Revenue. Total premium revenue for 2004 was $580.0 million as compared with $439.9 million in 2003, as adjusted, representing an increase of $140.1 million, or 31.8%. Total premium revenue accounted for 96.8% and 97.4%, as adjusted, of our total revenue in 2004 and 2003, respectively. The components of premium revenue were as follows:
     Medicare: Medicare premium revenue for 2004 was $433.7 million versus $298.8 million in 2003, as adjusted. The increase in Medicare premium revenue in 2004 by $134.9 million, or 45.1%, over 2003 is primarily attributable to a 13.0% increase in our average PMPM premiums, to $635.66 in 2004 from $562.53 in 2003, and a 28.4% increase in Medicare member months, to 682,331 in 2004 from 531,266 in 2003. Medicare premium revenues also increased because of the accelerating growth of Medicare members, particularly dual-eligible members, in Texas and Alabama, where our PMPM reimbursement rates were higher than in Tennessee. Medicare premium revenue accounted for 74.8% of total premium revenue in 2004 as compared to 67.9% of total premium revenue in 2003, as adjusted.
     Commercial. Commercial premiums were $146.3 million in 2004 as compared with $141.1 million in 2003, as adjusted, reflecting an increase of $5.2 million, or 3.7%. The increase in commercial premiums is attributable to an average premium increase of $19.37, or 8.7%, which was partially offset by a 4.7% decline in commercial member months.
     Fee Revenue. Fee revenue was $17.9 million for 2004 as compared with $11.0 million, as adjusted, in the prior year, an increase of $6.9 million, or 62.9%. The increase was primarily attributable to increased Medicare membership and Medicare premiums in our managed independent physician associations.
     Investment Income. Investment income was $1.4 million for 2004 as compared with $0.8 million for the prior year, as adjusted, reflecting an increase of $0.6 million, or 74.4%. The increase is attributable primarily to an increase in average invested balances.
Medical Expense
     Total medical expense for 2004 was $463.4 million as compared with $358.7 million for 2003, as adjusted, reflecting an increase of $104.7 million, or 29.2%. Medicare medical expense for 2004 was $338.6 million as compared $238.8 million for 2003, as adjusted. Commercial medical expense for 2004 was $124.7 million as compared to $119.9 million for 2003, as adjusted.

     The components of medical expense and the corresponding MLR, by line of business were, for the periods indicated, as follows:

	2004	2003
		As Adjusted
	(in thousands)
Premium Revenue:
Medicare	$433,729	$298,831
Commercial	146,318	141,064

	$580,047	$439,895
Medical Expense:
Medicare	$338,632	$238,753
Commercial	124,743	119,936

	$463,375	$358,689
Medical Loss Ratio (MLR):
Medicare	78.07%	79.90%
Commercial	85.25%	85.02%
     For 2004, the Medicare MLR was 78.07% compared with 79.90% for 2003, as adjusted, a decrease of 183 basis points. The decline in Medicare MLR in 2004 was primarily the result of the favorable impact of risk-adjusted revenue received from CMS during the third quarter of 2004, which included positive retrospective adjustments back to January 2004. Our Medicare medical expense calculated on a PMPM basis was $496.29 for 2004 compared with $449.40 for 2003, as adjusted, reflecting an increase of 10.4%. Commercial MLR of 85.25% in 2004 was relatively flat as compared to 85.02% in 2003, as adjusted.
Selling, General, and Administrative Expense
     SG&A expense for 2004 was $68.9 million versus $58.1 million in 2003, as adjusted, reflecting an increase of $10.8 million, or 18.6%. This increase over 2003 was primarily attributable to an increase in headcount, an increase in general advertising and marketing expense, and approximately $1.3 million of incremental administrative expense associated with the new market expansion into Illinois. As a percentage of total revenue, SG&A expense was 11.49% for 2004 versus 12.86% for 2003, as adjusted, a decrease of 137 basis points.
Phantom Stock Compensation
     An expense of $24.2 million was incurred in 2004 in conjunction with the recapitalization. This amount reflects the compensation expense associated with the conversion, as of December 31, 2004, by our employees of phantom membership units in the predecessor into 306,025 membership units of the predecessor in anticipation of the recapitalization.
Depreciation and Amortization Expense
     Depreciation and amortization expense for 2004 was $3.2 million as compared with $2.8 million in 2003, as adjusted, reflecting an increase of $0.4 million, or 15.76%. This increase was primarily attributable to additional depreciation on new assets purchased and increased amortization resulting from a full year of ownership of two preferred provider organization networks purchased in September 2003.
Minority Interest
     Minority interest for 2004 was $6.3 million as compared with $7.5 million in 2003, as adjusted. This change was primarily attributable to the acquisition of an additional 35% interest in the Tennessee management subsidiaries during 2003.

Income Tax Expense
     Income tax expense for 2004 was $9.2 million versus $5.4 million in 2003, reflecting an increase of $3.8 million, or 70.4%. This increase over 2003 was primarily attributable to an increase in 2004 in taxable income of $9.1 million.
Liquidity and Capital Resources
     We have historically financed our operations primarily through internally generated funds. Substantially all of the cash proceeds from the $200.0 million in debt we incurred in connection with the recapitalization were paid to members of our predecessor in exchange for their membership units or to others, primarily for expenses related to the recapitalization. All of our outstanding funded indebtedness was repaid in February 2006 with proceeds from the IPO. Although we eliminated our funded debt, we may borrow up to $15.0 million pursuant to our existing senior secured revolving credit facility, which amount may be increased by up to $25.0 million subject to certain conditions. See “—Indebtedness” below.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our senior secured revolving credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months. We currently intend to enter into a new revolving credit facility in the second quarter of 2006.
     The reported changes in cash and cash equivalents for the combined twelve month period ended December 31, 2005, which includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the company for the period from March 1, 2005 through December 31, 2005, and the years ended December 31, 2004 and 2003, are summarized below:

	Combined Twelve
	Months Ended	Year Ended December 31,
	December 31, 2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$72,103	$24,665	$63,392
Net cash (used in) provided by investing activities	(276,346)	(34,615)	42,647
Net cash provided by (used in) financing activities	322,935	(23,311)	(11,750)

Increase (decrease) in cash and cash equivalents	$118,692	$(33,261)	$94,289

Cash Flows from Operating Activities
     Our cash flows are heavily influenced by the timing of the Medicare premium remittance from CMS, which is payable to us on the first day of each month. This payment is sometimes received in the last couple of days of the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. The January 2004 payment in the amount of $28.6 million was received in December of 2003, which had the effect of increasing operating cash flows in that year with a corresponding decrease in the following year. Adjusting our operating cash flows in 2003 and 2004 for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Combined Twelve
	Months Ended	Year Ended December 31,
	December 31, 2005	2004	2003
	(in thousands)
Net cash provided by operating activities, as reported	$72,103	$24,665	$63,392
Timing effect of CMS payment	—	28,597	(28,597)

Adjusted cash flow	$72,103	$53,262	$34,795

2005 Compared With 2004
     The increase in adjusted cash flow provided by operating activities to $72.1 million for the combined twelve months ended December 31, 2005 as compared with $53.3 million for 2004 is primarily attributable to increases in membership and premiums. We preliminarily reported cash flow provided by operating activities of $76.3 million for the combined 2005 twelve months. The decrease was a result of additional purchase accounting adjustments related to deferred tax assets and liabilities in connection with the recapitalization. For the combined twelve months of 2005, we generated $29.3 million of net income and increased working capital by $33.1 million. Net income had been reduced as a result of depreciation and amortization in the amount of $7.3 million and minority interest of $3.2 million, all of which represented non-cash items.
2004 Compared With 2003
     The increase in adjusted cash flow for 2004 as compared with 2003 is primarily attributable to increases in membership and premiums. For the period ended December 31, 2004, the major components of adjusted operating cash flow were net income of $24.3 million, offset by an investment in net working capital of approximately $6.1 million. Net income for the period ended December 31, 2004 had been reduced for depreciation and amortization in the amount of $3.2 million, expense related to phantom stock compensation in the amount of $24.2 million, and minority interest of $6.3 million, all of which represented non-cash items.
Cash Flows from Investing and Financing Activities
     For the combined twelve months ended December 31, 2005, the primary investing and financing activities related to the recapitalization. The company also had $2.8 million of capital expenditures. During 2004, the company made distributions to its members and minority interest holders of its subsidiary companies in the amount of $22.6 million and purchased $32.2 million of investments. Additionally, the company had capital expenditures in the amount of $2.5 million in 2004.
     For the year ended December 31, 2003, the company’s primary investing activity was the purchase of an additional 33% interest in HSMI for $620,000. As a result of this purchase, the company commenced consolidating this entity as a subsidiary and thus for accounting purposes was deemed to have acquired approximately $37.5 million of cash on HSMI’s balance sheet. Additionally, the company had $3.2 million of capital expenditures in 2003 and made distributions to members of $10.9 million. These payments were partially financed through proceeds from the maturity of investments in the amount of $10.1 million.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by the relevant state departments of insurance. At December 31, 2005, the statutory minimum net worth requirements were $14.1 million in the aggregate, which was comprised of $8.1 million for HealthSpring of Tennessee, Inc.; $1.1 million for HealthSpring of Alabama, Inc.; and $4.9 million for Texas HealthSpring, LLC. Each of these subsidiaries was in compliance with applicable statutory capital requirements as of December 31, 2005. The HMOs are restricted from making certain distributions to the company without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory capital requirements. At December 31, 2005, $148.2 million out of a total of $161.7 million of the company’s cash, cash equivalents, investment securities, and restricted investments were held by the company’s HMO subsidiaries and subject to these distribution restrictions.
Indebtedness
     In connection with the recapitalization, our subsidiary, NewQuest, Inc., entered into a senior credit facility and issued senior subordinated notes. We used borrowings under the senior credit facility and proceeds from the issuance of the senior subordinated notes, net of $6.4 million of fees recorded as deferred financing costs, as well as proceeds from the issuance of the preferred and common stock, to fund the cash payments to the members of NewQuest, LLC in the recapitalization and for other related expenses and payments.

     The senior credit facility provided for borrowings in an aggregate principal amount of up to $180.0 million, which included:
•	A senior secured term loan facility in an aggregate principal amount of up to $165.0 million (the term loan facility), which had $152.6 million principal amount outstanding as of December 31, 2005, and which was repaid with proceeds from the IPO in February 2006 and terminated; and

•	A senior secured revolving credit facility in an aggregate principal amount of up to $15.0 million, none of which had been drawn as of December 31, 2005.
Following the IPO, the senior secured revolving credit facility remains in effect, under which we may borrow up to $15.0 million aggregate principal amount, which amount may be increased by up to $25.0 million, subject to certain conditions, through March 1, 2010. The obligations from time to time under the senior credit facility are guaranteed by the Company and all of its non-HMO subsidiaries and is secured by substantially all of our assets.
     Amounts borrowed by the Company under the term loan facility bore interest at floating rates, which could be either a base rate or, at our option, a LIBOR rate plus, in each case, an applicable margin. On July 1, 2005, the Company elected the base rate option and amounts borrowed under the term loan facility bore interest at an annual rate of 6.66% for the period through December 31, 2005 and 7.53% from January 1, 2006 until it was repaid in February 2006. As required by our term loan facility, we entered into an interest rate swap agreement in July 2005, pursuant to which $25.0 million of the principal amount outstanding under the term loan facility would bear interest at a fixed annual rate of 4.25% plus the applicable margin (3.00%) for the period from January 1, 2006 to June 30, 2006. The swap did not qualify for hedge accounting and, accordingly, we recorded the change in its fair market value as a component of earnings. At December 31, 2005 the swap had a fair market value of $51,000. This swap was settled in connection with the IPO and the Company received a “breakage” payment of $54,000 in February 2006.
     The senior credit facility contains various financial covenants, including covenants with respect to leverage ratio, interest and fixed charge coverage ratio, and capital expenditures, as well as restrictions on undertaking specified corporate actions including, among others, asset dispositions, acquisitions, payment of dividends, changes in control, incurrence of additional indebtedness, creation of liens, and transactions with affiliates. We were in compliance with these financial and restrictive covenants as of December 31, 2005. As stated above, we intend to enter into a new revolving credit facility during the second quarter of 2006.
     The senior subordinated notes, issued by our subsidiary NewQuest, Inc., bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. Approximately $35.9 million aggregate principal amount and $70,018 of accrued and unpaid interest was outstanding at December 31, 2005. All amounts outstanding under the senior subordinated notes, together with a prepayment premium of approximately $1.1 million, were repaid with proceeds from the IPO.
Preferred Stock
     We sold shares of preferred stock to the GTCR Funds, members of our predecessor, and certain other new investors in connection with the recapitalization. The holders of the preferred stock were entitled to an 8% cumulative dividend per year, which accrued on a daily basis and accumulated quarterly commencing on March 31, 2005, on the sum of the liquidation value of $1,000 per share plus all accumulated and unpaid dividends. The dividends accrued whether or not they have been declared. As of December 31, 2005, accrued but unpaid dividends totaled $15.6 million. The preferred stock had no voting rights. The preferred stock automatically converted into 12,552,905 shares of common stock based on the aggregate liquidation value of the preferred stock at the time of the IPO of approximately $244.8 million, which included all accrued but unpaid dividends.
Off-Balance Sheet Arrangements
     At December 31, 2005, we did not have any off-balance sheet arrangement requiring disclosure.

Commitments and Contingencies
     Substantially all of our contractual commitments and contingencies requiring disclosure are related to the recapitalization and arose after December 31, 2004. The following table sets forth information regarding our contractual obligations as of December 31, 2005:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long term debt(1)(2)	$199,009	$26,107	$48,893	$44,415	$79,594
Line of credit(1)	316	76	152	88	—
Subordinated debt(1)(2)	73,324	4,407	9,240	9,817	49,860
Medical claims	82,645	82,645	—	—	—
Operating lease obligations(3)	15,298	4,576	6,367	4,355	—
Other contractual obligations	330	72	144	114	—

Total	$370,922	$117,883	$64,796	$58,789	$129,454

(1)	Payments on long-term debt include principal and interest. At December 31, 2005, there was $152.6 million of principal on long-term debt outstanding. Principal was payable quarterly in the amount of $4.1 million through 2008, and at increased amounts thereafter. The long-term credit facility bore interest at a floating rate, which was 6.66% for the period through December 31, 2005. For purposes of this table, the company assumed that the interest rate on the long-term credit facility remained at 6.66% for the term of the debt. The subordinated debt is non-amortizing debt that bore interest at 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. There is no amount outstanding under the line of credit. The amount shown for the line of credit in the table is for an availability fee of 0.5% on the limit of $15.0 million.

(2)	In February 2006, in connection with the IPO, the Company paid off all outstanding long-term debt, subordinated debt, and accrued interest.

(3)	Includes leases for office space and equipment.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. We believe that the accounting policies discussed below are those that are most important to the presentation of our financial condition and results of operations and that require our management’s most difficult, subjective, and complex judgments.
Medical Expense and Medical Claims Liability
     Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or IBNR. Medical expense includes claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.

     Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans.
     The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2005	2004
	(in thousands)
Incurred but not reported (IBNR)	$74,393	$50,432
Reported claims	8,252	2,755

Total medical claims liability	$82,645	$53,187

     The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. Changes in this estimate can materially affect, either favorably or unfavorably, our consolidated operating results and overall financial position.
     Our policy is to record management’s best estimate of medical expense IBNR. Using actuarial models, we calculate a minimum amount and maximum amount of the IBNR component. To most accurately determine the best estimate, our actuaries determine the point estimate within their minimum and maximum range by similar medical expense categories within lines of business. The medical expense categories we use are: in-patient facility, outpatient facility, all professional expense, and pharmacy. The lines of business are Medicare and commercial. At each of December 31, 2004 and 2005, our point estimate was at or near the maximum amount of our IBNR range. The development of the IBNR estimate generally considers favorable and unfavorable prior period developments and uses standard actuarial developmental methodologies, including completion factors, claims trends, and provisions for adverse claims developments.
     The completion factor method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factor is generally reliable for older service periods, it is more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months.
     Our use of the claims trend factor method considers many aspects of the managed care business. These considerations are aggregated in the medical expense trend and include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, and the number of neonatal intensive care babies). Accordingly, we rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends, and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated as opposed to a fee-for-service basis. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical expense trends. Other internal factors, such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical expense trends. Medical expense trends potentially are more volatile than other segments of the economy.
     We apply different estimation methods depending on the month of service for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of IBNR, we estimate our claims incurred by applying the observed trend factors to the PMPM. For prior months, costs have been estimated using completion factors. In order to estimate the PMPMs for the most recent months, we validate our estimates of the most recent months’ utilization levels to the utilization levels in older months using actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.
     Our provision for adverse claims development is intended to account for variability in the following types of factors:
•	changes in claims payment patterns to the extent to which emerging claims payment patterns differ from the historical payment patterns selected to calculate the IBNR reserve estimate;

•	differences between the estimated PMPM incurred expense for the most recent months and the expected PMPM based on historical PMPM incurred estimates and the estimated trend from the historical period to the most recent months;

•	differences between the estimated impact of known differences in environmental factors and the actual impact of known environmental factors; and

•	the healthcare expense impact of present but unknown environmental factors that differ from historical norms.
     We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end. For the years ended December 31, 2005 and 2004, our provision for adverse claims development has been relatively consistent, varying as of the end of each annual period ended December 31 by less than 1.0% of the medical claims liability. Fluctuations within those periods and as of the period ends are primarily attributable to differences in membership mix between Medicare and commercial plans and differences in services (such as in-patient or outpatient services) provided by our plans. Based on these fluctuations, we expect that our experience on a going-forward basis would result in our provision for adverse claims, as a percentage of medical claims liability, not varying by more than 1.0% from one quarterly period to the next.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2005 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims Liability	in Factor	Claims Liability
	(Dollars in thousands)
3%	$(2,349)	(3)%	$(1,472)
2	(1,585)	(2)	(980)
1	(802)	(1)	(489)
(1)	822	1	488

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     Each month, we re-examine the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. In every annual reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with prior years.
     The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2005 and 2004. The 2005 presentation represents a cumulative summary for the twelve months ended December 31, 2005. See Note 12 to the Consolidated Financial Statements.

	HealthSpring, Inc. and
	Predecessor Combined	Predecessor
	Year ended	Year ended
	December 31, 2005	December 31, 2004
	(in thousands)
Balance at beginning of period	$53,187	$47,729
Incurred related to:
Current period	665,407	467,289
Prior period	(5,228)	(3,914)

Total incurred	660,179	463,375

Paid related to:
Current period	582,944	415,136
Prior period	47,777	42,781

Total paid	630,721	457,917

Balance at the end of the period	$82,645	$53,187

     Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (a favorable development). Positive amounts reported for incurred related to prior years result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development).
     As summarized in the above table, our prior period liability development has been favorable for each of the two years ended December 31, 2005 and 2004. During 2005, claim liability balances at December 31, 2004 ultimately settled for $5.2 million less than the amount originally estimated. The favorable development in 2005 and 2004 was primarily attributable to differences between assumed and actual utilization and severity of claims, which are components of our claims trend factor and completion factor. For the two-year period ended December 31, 2005, actual claims expense has developed favorably by 1.1% to 1.3% as compared to estimated claims expense. The favorable development in estimated prior period claims is primarily attributable to recontracting with providers and better case management and disease management programs.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were approximately $1.5 million and $1.1 million as of December 31, 2005 and 2004, respectively.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS and, to a lesser extent our commercial customers, to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premium is fixed on an annual basis by contract with CMS. Although the amounts we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, demographics, geographic location, age, and gender. We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.
     We experience adjustments to our revenue based on member retroactivity, which reflect changes in the number and eligibility status of enrollees subsequent to when revenue is received. We estimate the amount of outstanding retroactivity each period and adjust premium revenue accordingly. The estimates of retroactivity adjustments are based on historical trends, premiums billed, the volume of member and contract renewal activity, and other information. We refine our estimates and methodologies based upon actual retroactivity experienced. To date, member-based retroactivity adjustments have not been significant.
     Additionally, our Medicare premium revenue is adjusted periodically to give effect to a risk component. In the Balanced Budget Act of 1997, Congress created a rate-setting methodology that included a provision requiring CMS to implement a risk adjustment payment system for Medicare health plans. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased in this payment methodology in 2003 whereby the risk adjusted payment represented 10% of the payment to Medicare health plans, with the remaining 90% being based on demographic factors. In 2004 and 2005, the portion of risk adjusted payments was increased to 30% and 50%, respectively, and will increase to 75% in 2006 and 100% in 2007. Under risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS twice a year. After reviewing the respective submissions, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter and then issues a final payment in a subsequent year. The third quarter payment includes a retroactivity component for the first two quarters of the year. We do not attempt to estimate the impact of these risk adjustments and as such record them on an as-received basis. As a result, our CMS PMPM premiums may change materially, either favorably or unfavorably. Our retroactivity adjustments in 2004 and 2005 were positive. Although we have placed a great deal of emphasis on managing and controlling the elements that impact the risk payments, there can be no assurance that these positive trends will continue in the future.
Goodwill and Other Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Substantially all of our goodwill and other intangible assets was recorded in connection with the recapitalization. Our primary identifiable intangible assets include our Medicare member network, our HealthSpring trade name, our provider networks, customer relationships and non-compete agreements. Goodwill is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually. The Company has determined that December 31 will be its annual testing date. Poor operating results or changes in market conditions could result in an impairment of goodwill. Other intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its estimated future cash flows.
Recent Accounting Pronouncements
     In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” which established the fair-value-based method of accounting as preferable for share-based compensation awarded to employees and encouraged, but did not require, entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process that allowed non-small business registrants with a fiscal year ending December 31, 2005 an extension until January 1, 2006 to adopt SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123(R) effective January 1, 2006 using the modified prospective method, which will require compensation cost to be recorded as expense over the remaining vesting period, for the portion of outstanding unvested awards at January 1, 2006, based on the grant-date fair value of those awards. The effect of adoption of SFAS No. 123(R) is estimated to be approximately $2.7 million after tax in 2006, which includes approximately $28,000 for unvested options outstanding at December 31, 2005. The substantial majority of the expense estimated for 2006 relates to unvested options to purchase 2,065,500 shares of common stock awarded in connection with the IPO. See Note 23 to the Consolidated Financial

Statements. Our actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of the grant.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20, Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS No. 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 effective January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2005 and 2004, we had the following assets that may be sensitive to changes in interest rates:

	HealthSpring, Inc.	Predecessor
	December 31,
Asset Class	2005	2004
	(in thousands)
Investment securities, available for sale	$8,646	$8,460
Investment securities, held to maturity:
Current portion	14,314	9,413
Long-term portion	22,993	20,248
Restricted investments	5,652	5,319
     We have not purchased any of our investments for trading purposes. Our investment securities classified as available for sale are repurchase agreements. For all other investment securities, we intend to hold them to their maturity and classify them as current on our balance sheet if they mature between three and 12 months from the balance sheet date and as long-term if their maturity is more than one year from the balance sheet date. These investment securities, both current and long-term, consist of highly liquid government and corporate debt obligations, a substantial majority of which mature in five years or less. The investments classified as long-term are subject to interest rate risk and will decrease in value if market rates increase. Because of their relatively short-term nature, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our ability and intent to hold these investments until maturity (or at least until a market price recovery), we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of certificates of deposit and government securities deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2004 and December 31, 2005, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
     Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2005, the fair value of our fixed income investments would decrease by approximately $420,000. Similarly, a 1% decrease in market interest rates at December 31, 2005 would result in an increase of the fair value of our investments of approximately $420,000. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
     As required by our term loan facility, we entered into an interest rate swap agreement in July 2005, pursuant to which $25.0 million of the principal amount outstanding under the term loan facility will bear interest at a fixed annual rate of 4.25% plus the applicable margin (currently 3.00%) for the period from January 1, 2006 to June 30, 2006. The swap does not qualify for hedge accounting. Accordingly, the company will record the change in the swap’s fair market value as a component of earnings. At December 31, 2005, the fair market value of the swap was approximately $51,000. This loan facility was paid off and the swap was settled in connection with the IPO. Accordingly, the company is not currently exposed to market interest rate fluctuations on borrowings.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets of HealthSpring, Inc. as of December 31, 2005 and NewQuest, LLC (Predecessor) as of December 31, 2004	58

Consolidated Statements of Income of HealthSpring, Inc. for the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and for the years ended December 31, 2004 and 2003	59

Consolidated Statements of Changes in Stockholders’ and Members’ Equity and Comprehensive Income of HealthSpring, Inc. for the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and for the years ended December 31, 2004 and 2003	60

Consolidated Statements of Cash Flows of HealthSpring, Inc. for the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and the years ended December 31, 2004 and 2003	62

Notes to Consolidated Financial Statements	64

Schedule 1 – Condensed Financial Information of HealthSpring, Inc.	86

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheet of HealthSpring, Inc. and subsidiaries (Company) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the ten-month period from March 1, 2005 (inception) to December 31, 2005; and the consolidated balance sheet of NewQuest, LLC and subsidiaries (Predecessor) as of December 31, 2004, and the related consolidated statements of income, changes in members’ equity and comprehensive income, and cash flows for the two months ended February 28, 2005 and for the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule I – Condensed Financial Information of Registrant. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSpring, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the ten-month period from March 1, 2005 through December 31, 2005; and the financial position of NewQuest, LLC and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the two months ended February 28, 2005 and for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Nashville, Tennessee
March 30, 2006

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and share data)

		Predecessor
	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$110,085	67,834
Accounts receivable, net of allowance for doubtful accounts of $1,165 and $578 at December 31, 2005 and 2004, respectively	7,248	14,605
Investment securities available for sale	8,646	8,460
Current portion of investment securities held to maturity	14,313	9,413
Deferred income tax asset	5,778	868
Prepaid expenses and other assets	3,148	4,732

Total current assets	149,218	105,912
Investment securities held to maturity, less current portion	22,993	20,248
Property and equipment, net	4,287	1,876
Goodwill	315,057	6,478
Intangible assets, net	87,675	350
Investment in and receivable from unconsolidated affiliate	1,469	172
Deferred income tax asset	—	2,319
Deferred financing fee	5,487	—
Restricted investments	5,652	5,319

Total assets	$591,838	142,674

Liabilities and Stockholders’ and Members’ Equity
Current Liabilities:
Medical claims liability	$82,645	53,187
Current portion of long-term debt	16,500	700
Accounts payable and accrued expenses	17,408	11,801
Deferred revenue	365	608
Other current liabilities	362	4,600

Total current liabilities	117,280	70,896
Long-term debt, less current portion	172,026	4,775
Deferred income tax liability	29,782	—
Deferred rent	205	1,365
Other long-term liabilities	111	1,592

Total liabilities	319,404	78,628

Minority interest	11,890	8,611

Commitments and contingencies (see notes)
Stockholders’ and members’ equity:
Founders and membership units. Authorized 22,000,000 units; issued and outstanding 4,884,176 units at December 31, 2004	—	31,787
Redeemable convertible preferred stock, $.01 par value, authorized 1,000,000 shares, 227,154 shares issued and outstanding at December 31, 2005	2	—
Common stock, $.01 par value, authorized 37,000,000 shares, 32,283,950 shares issued and 32,083,950 shares outstanding at December 31, 2005	322	—
Additional paid in capital	251,202	—
Unearned compensation	(1,885)	—
Retained earnings	10,943	23,648
Treasury stock, at cost, 200,000 shares at December 31, 2005	(40)	—

Total stockholders’ and members’ equity	260,544	55,435

Total liabilities and stockholders’ and members’ equity	$591,838	142,674

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except unit and share data)

		Predecessor
	Ten-Month	Two-Month
	Period Ended	Period Ended	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
Revenue:
Premium revenue	$717,081	115,468	580,047	360,914
Management and other fees	16,955	3,461	17,919	11,054
Investment income	3,337	461	1,449	695

Total revenue	737,373	119,390	599,415	372,663

Operating expenses:
Medical expenses	569,336	90,843	463,375	291,532
Selling, general and administrative	101,187	21,608	93,068	50,576
Depreciation and amortization	6,990	315	3,210	2,361
Interest expense	14,469	42	214	256

Total operating expenses	691,982	112,808	559,867	344,725

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	45,391	6,582	39,548	27,938
Equity in earnings of unconsolidated affiliate	282	—	234	2,058

Income before minority interest and income taxes	45,673	6,582	39,782	29,996
Minority interest	(1,979)	(1,248)	(6,272)	(5,519)

Income before income taxes	43,694	5,334	33,510	24,477
Income tax expense	17,144	2,628	9,193	5,417

Net income	26,550	2,706	24,317	19,060
Preferred dividends	15,607	—	—	—

Net income available to common stockholders and members	$10,943	2,706	24,317	19,060

Net income per member unit:
Basic	—	$.55	5.31	4.67

Diluted	—	$.55	5.31	4.67

Weighted average member units outstanding:
Basic	—	4,884,196	4,578,176	4,078,176

Diluted	—	4,884,196	4,578,176	4,078,176

Net income per common share available to common stockholders:
Basic	$0.34	—	—	—

Diluted	$0.34	—	—	—

Weighted average common shares outstanding:
Basic	32,173,707	—	—	—

Diluted	32,215,288	—	—	—

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of			Accumulated
	Founders and	Founders and		Other		Total
	Membership	Members’	Unearned	Comprehensive	Retained	Members’
	Units	Units	Compensation	Income, Net	Earnings	Equity
Predecessor
Balances at December 31, 2002	4,078	$4,007	$(197)	$—	$10,694	$14,504
Amortization of deferred compensation	—	—	197	—	—	197
Distributions to members	—	—	—	—	(10,877)	(10,877)
Comprehensive income:
Net income	—	—	—	—	19,060	19,060
Unrealized holding gains on securities available for sale, net of tax	—	—	—	85	—	85

Total comprehensive income						19,145

Balances at December 31, 2003	4,078	4,007	—	85	18,877	22,969
Conversion of minority interest in consolidated subsidiary	500	3,572	—	—	—	3,572
Conversion of phantom membership plan to member units	306	24,208	—	—	—	24,208
Distributions to members	—	—	—	—	(19,546)	(19,546)
Comprehensive income:
Net income	—	—	—	—	24,317	24,317
Unrealized holding losses on securities available for sale, net of tax	—	—	—	(85)	—	(85)

Total comprehensive income						24,232

Balances at December 31, 2004	4,884	31,787	—	—	23,648	55,435
Distributions to members	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	2,706	2,706

Total comprehensive income						2,706

Balances at February 28, 2005	4,884	$31,787	$—	$—	$26,354	$58,141

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME (cont.)
(in thousands)

									Total
	Number of		Number of		Additional Paid in	Unearned	Retained		Stockholders’
	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Capital	Compensation	Earnings	Treasury Stock	Equity
Company
Balances at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Preferred shares issued	227	2	—	—	227,198	—	—	—	227,200
Preferred dividends accrued	—	—	—	—	15,607	—	(15,607)	—	—
Common shares issued	—	—	30,445	304	5,785	—	—	—	6,089
Unearned compensation on issuance of restricted shares	—	—	1,839	18	2,888	(2,538)	—	—	368
Purchase of 200 shares of restricted common stock					(276)	276		(40)	(40)
Amortization of unearned compensation	—	—	—	—	—	377	—	—	377
Comprehensive income — net income	—	—	—	—	—	—	26,550	—	26,550

Balances at December 31, 2005	227	$2	32,284	$322	$251,202	$(1,885)	$10,943	$(40)	$260,544

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Predecessor
	Ten-Month	Two-Month
	Period Ended	Period Ended	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
Cash from operating activities:
Net income	$26,550	2,706	24,317	19,060
Adjustments to reconcile net income available to common stockholders and members to net cash provided by operating activities:
Depreciation and amortization expense	6,990	315	3,210	2,361
Amortization of accrued loss on assumed lease	—	(97)	(580)	(886)
Amortization of deferred compensation expense	—	—	—	197
Amortization of deferred financing cost	879	—	—	—
Paid-in-kind (PIK) interest on subordinated notes	901	—	—	—
Restricted stock compensation	377	—	—	—
Equity in earnings of unconsolidated affiliate	(282)	—	(234)	(2,058)
Minority interest	1,979	1,248	6,272	5,519
Deferred taxes (benefit) expense	(1,060)	93	2,163	(779)
Compensation expense related to phantom stock plan cancellation	—	—	24,200	—
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	9,827	(2,470)	(9,977)	308
Interest receivable	(439)	38	(299)	54
Investments in and receivable from unconsolidated affiliate	(1,020)	5	—	—
Prepaid expenses and other current assets	(3,266)	1,197	(3,849)	(2,754)
Medical claims liability	23,629	5,829	5,458	7,701
Accounts payable, accrued expenses, and other current liabilities	(7,460)	6,202	2,562	6,593
Deferred rent	205	11	—	—
Deferred revenue	(131)	(113)	(28,578)	28,076
Other long-term liabilities	(540)	—	—	—

Net cash provided by operating activities	57,139	14,964	24,665	63,392

Cash flows from investing activities:
Purchase of property and equipment	(2,653)	(149)	(2,512)	(3,198)
Purchase of investment securities, held-to-maturity	(16,313)	(5,942)	(23,777)	—
Purchase of investments, available for sale	—	—	(8,460)	—
Sale/maturity of investment securities	12,524	836	—	10,107
Purchase of restricted investments	(119)	(214)	—	—
Distributions received from unconsolidated affiliate	—	—	134	—
Purchase of shares in subsidiary	—	—	—	(1,133)
Purchase of minority interest	(44,358)	—	—
Acquisitions, net of cash acquired	(219,958)	—	—	36,871

Net cash (used in) provided by investing activities	(270,877)	(5,469)	(34,615)	42,647

Cash flows from financing activities:
Proceeds from issuance of long-term debt	200,000	—	—	—
Payments on notes payable	(17,733)	(117)	—	—
Deferred financing costs	(6,366)	—	—	—
Payments on notes payable to members	—	—	(700)	(873)
Proceeds from issuance of common and preferred stock	140,087	—	—	—
Purchase of treasury stock	(40)	—	—	—
Proceeds from sale of units in consolidated subsidiary	7,875	—	—	—
Distributions to members	—	—	(19,546)	(10,877)
Distributions to minority stockholders	—	(1,771)	(3,065)	—
Cash advanced in recapitalization	—	1,000	—	—

Net cash provided (used in) by financing activities	323,823	(888)	(23,311)	(11,750)

Net increase (decrease) in cash and cash equivalents	110,085	8,607	(33,261)	94,289
Cash and cash equivalents at beginning of period	—	67,834	101,095	6,806

Cash and cash equivalents at end of period	$110,085	76,441	67,834	101,095

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)

		Predecessor
	Ten-Month	Two-Month
	Period Ended	Period Ended	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
Supplemental disclosures:
Cash paid for interest	$11,229	42	274	333
Cash paid for taxes	19,477	279	7,704	1,385
Conversion of minority interest in consolidated subsidiary	—	—	3,572	—
Capitalized tenant improvement allowances	—	—	715	—
Non-cash transaction:
Issuance of common shares in conjunction with recapitalization	93,877	—	—	—
Unearned compensation related to issuance of restricted common stock	2,262	—	—	—
Effect of acquisitions:
Net assets acquired	$(438,576)	—	—	(17,254)
Equity investment in unconsolidated affiliates	—	—	—	14,189
Preferred stock issued	91,082	—	—	—
Common stock issued	2,442	—	—	—
Purchase of minority interest	44,358	—	—	—
Capitalized transaction costs	5,295	—	—	—
Cash acquired	75,441	—	—	39,936

Acquisition, net of cash acquired	$(219,958)	—	—	36,871

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business and Basis of Presentation
     HealthSpring, Inc., a Delaware corporation, is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare health plans in the states of Tennessee, Texas, Alabama, Illinois and Mississippi. In addition, the Company also utilizes its infrastructure and provides networks in Tennessee and Alabama to offer commercial health plans to individuals and employer groups. The Company also manages healthcare plans and physician partnerships.
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction including NewQuest, LLC and its members, certain investment funds affiliated with GTCR Golder Rauner II, LLC (GTCR) and certain other investors. The recapitalization was completed on March 1, 2005; which was the inception of HealthSpring, Inc. See Note 2.
     The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly and majority owned subsidiaries as of and for the ten-month period from March 1, 2005 (inception) to December 31, 2005, and NewQuest, LLC and subsidiaries (collectively, the “Predecessor”) as of December 31, 2004 and for the two-month period ended February 28, 2005 and for the years ended December 31, 2004 and 2003. The financial statements of HealthSpring, Inc. and the Predecessor are presented in comparative format. Although their accounting policies are consistent, their financial statements are not directly comparable primarily because of the purchase accounting adjustments resulting from the recapitalization, which was accounted for as a purchase. All significant inter-company accounts and transactions have been eliminated in consolidation. For purposes of these financial statements and notes, where appropriate the term “Company” includes HealthSpring, Inc. and Predecessor. The Company considers its businesses and related operating structure as one reporting segment.
     On February 8, 2006, the Company completed an underwritten initial public offering of its common stock. See Note 23.
(b) Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Actual results could differ from those estimates.
(c) Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit.
(d) Investment Securities and Restricted Investments
     The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     Trading and available-for-sale securities are recorded at fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned.
     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.
     Restricted investments include U.S. Government securities and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject.
     All of the Company’s restricted investments were classified as held-to-maturity at December 31, 2005 and 2004.
(e) Accounts Receivable
     Accounts receivable consist primarily of unpaid health plan enrollee premiums due to the Company. These accounts receivable are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable and is based on a number of factors, including a review of past due balances, with a particular emphasis on past due balances greater than 90 days old. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its health plan enrollees.
(f) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets. The estimated useful life of property and equipment ranges from 1 to 5 years. Leasehold improvements for assets under operating leases are amortized over the lesser of their useful life or the base term of the lease. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized.
(g) Impairment of Long Lived Assets
     Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. As of December 31, 2005, management believes that there are no indicators of impairment to the value of long-lived assets.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(h) Income Taxes
     HealthSpring, Inc. is taxed as a corporation on a consolidated basis. The Predecessor operated as a limited liability company and was taxed as a partnership; therefore, no federal income tax expense was recognized by the Predecessor. Certain subsidiaries of Predecessor were subject to federal and state income taxes.
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
(i) Goodwill and Other Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company has selected December 31 as its annual testing date. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. No impairment losses were recognized during either of the 2005 accounting periods or for the years ended December 31, 2004 and 2003.
(j) Medical Claims Liability and Medical Expenses
     Medical claims liability represents the Company’s liability for services that have been performed by providers for its Medicare Advantage and commercial HMO members that have not been settled as of any given balance sheet date. The liability includes medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR.
     Medical expenses consist of claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to year-end. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors. Premiums the Company pays to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.
(k) Stockholders’ and Members’ Equity
     At December 31, 2005, 37,000,000 of HealthSpring, Inc.’s common shares were authorized, 32,283,950 of which were issued and 32,083,950 were outstanding. During 2005 the Company bought back 200,000 shares of restricted stock.
     At December 31, 2004, 20,000,000 NewQuest, LLC membership units were authorized, consisting of 2,000,000 founders units, 700,000 of which were issued and outstanding at December 31, 2004, 3,500,000 Series A units, 3,055,000 of which were issued and outstanding at December 31, 2004, 232,000 Series B units, all of which were issued and outstanding at December 31, 2004, 625,000 Series C units, 591,176.47 of which were issued and outstanding at December 31, 2004, and 500,000 Series D units, 306,025.28 of which were issued and outstanding at December 31, 2004. Series A units and B units had liquidation preferences of $1.00 per unit and $0.001 per unit, respectively, net of dividends received, to the founders units and the Series C units. At December 31, 2004, there was no liquidation preferences with respect to the membership units as a result of dividends received. Series C units participate only in the distribution of the consolidated profits of NewQuest, LLC subsequent to December 21, 2001, the Series C issue date. All founders and membership units had substantially similar voting and dividend participation rights.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     On January 1, 2004, the minority investors of a consolidated entity converted their ownership into 500,000 Series A units in NewQuest, LLC, which had a book value on the date of conversion of $3,572.
(l) Premium Revenue
     Health plan premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to the members. Deferred revenue consists of premium payments received by the Company for covered lives for which the services will be rendered and revenue recognized in future months.
(m) Fee Revenue
     Fee revenue includes amounts paid to the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of three principal bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees the Company receives for offering access to its provider networks and for administrative services it offers to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, we receive additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense dependent upon whether the profit relates to members of one of the Company’s HMO subsidiaries.
     The Company characterizes its management arrangements with independent physician associations servicing the Company’s HMO subsidiaries membership as reciprocal-based arrangements. Accordingly, “profits payments” to the Company management subsidiaries are evaluated to determine whether they are a partial return of the capitation-based advance payment made by the Company HMO subsidiary. If so, the profits payments are recognized as a reduction to medical expense when the Company can readily determine that such profits have been earned.
(n) Comprehensive Income
     Comprehensive income consists of net income and unrecognized holding gains or losses on investment securities available for sale.
(o) Reinsurance and Capitation
     The Company’s HMO subsidiaries have reinsurance arrangements with well-capitalized, highly-rated reinsurance providers. These arrangements include maximum amounts per member per year and per such member’s lifetime. Premiums paid and amounts recovered under these agreements have not been material in any period covered by these financial statements. See Note 16.
     The Company’s HMO subsidiaries also maintain risk-sharing arrangements with its providers, including independent physician associations. See Note 7.
(p) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common shares and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per member unit is computed by dividing net income by the weighted average number of member units outstanding after considering dilution related to warrants to purchase 500,000 Series A units of NewQuest, LLC. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding after considering the dilution related to stock options.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(q) Stock Based Compensation
     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Because the Company had only 195,000 shares subject to options outstanding at December 31, 2005, which were granted in September 2005, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested options is immaterial.
(r) Recent Accounting Pronouncements
     In December 2004, the FASB revised SFAS No. 123, which established the fair-value based method of accounting as preferable for share-based compensation awarded to employees, and encouraged, but did not require, entities to adopt it until July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process that allowed non-small business registrants with a fiscal year ending December 31, 2005 an extension until January 1, 2006 to adopt SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminates the alternative to use APB Opinion No. 25, which allowed entities to account for share-based compensation arrangements with employees according to the intrinsic value method. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123(R) effective January 1, 2006, using the modified prospective method, which will require compensation cost to be recorded as expense, over the remaining vesting period, for the portion of outstanding unvested awards at January 1, 2006, based on the grant-date fair value of those awards. The effect of adoption of SFAS No. 123(R) on the unvested stock options outstanding at December 31, 2005 is estimated to be approximately $27 after tax in 2006. The Company’s actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted in 2006 and the fair value of those awards at the time of the grant.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20, Accounting Changes” (APB 20), and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS No. 154). APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in an accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(2) Recapitalization
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction involving NewQuest, LLC and its members, certain investment funds affiliated with GTCR and certain other investors. The recapitalization was completed on March 1, 2005. Prior to the recapitalization, NewQuest was owned 43.9% by its officers and employees, 38.2% by the non-employee directors of NewQuest, and 17.9% by outside investors.
     In connection with the recapitalization, HealthSpring, Inc., NewQuest, LLC, the members of NewQuest, LLC, GTCR, and certain other investors entered into a purchase and exchange agreement and other related agreements pursuant to which GTCR and certain other investors purchased an aggregate of 136,072 shares of HealthSpring, Inc.’s preferred stock and 18,237,587 shares of HealthSpring, Inc.’s common stock for an aggregate purchase price of $139,719. The members of NewQuest, LLC exchanged their ownership interests in NewQuest, LLC for an aggregate of $295,399 in cash (including $17,200 placed in escrow to secure contingent post-closing indemnification liabilities), 91,082 shares of HealthSpring, Inc.’s preferred stock, and 12,207,631 shares of HealthSpring, Inc.’s common stock. In addition, upon the closing of the recapitalization, HealthSpring, Inc. issued an aggregate of 1,286,250 shares of restricted common stock to employees of HealthSpring, Inc. for an aggregate purchase price of $258. HealthSpring, Inc. used the proceeds from the sale of preferred and common stock and $200,000 of borrowings under new credit facilities to fund the cash payments to the members of NewQuest, LLC and to pay expenses and certain other payments relating to the transaction. Immediately following the recapitalization, HealthSpring, Inc. was owned 55.1% by GTCR, 28.7% by executive officers and employees of HealthSpring, Inc., and 16.2% by outside investors, including HealthSpring, Inc.’s non-employee directors.
     Prior to the recapitalization, approximately 15% of the ownership interests in two of NewQuest, LLC’s Tennessee management subsidiaries and approximately 27% of the membership interests of NewQuest, LLC’s Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, HealthSpring, Inc. purchased all of the minority interests in the Tennessee subsidiaries for an aggregate consideration of approximately $27,546 and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC for aggregate consideration of approximately $16,812. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximately 9% ownership interest. In June 2005, Texas HealthSpring, LLC completed a private placement pursuant to which it issued new membership interests to existing and new investors for net proceeds of $7,875, which was accounted for as a capital transaction and no gain was recognized due to the fact that it was an integral part of the recapitalization. Following this private placement, and as of December 31, 2005, the outside investors own an approximately 15.9% interest in Texas HealthSpring, LLC. The minority interest was automatically exchanged for shares of the Company’s common stock immediately prior to the initial public offering transaction completed on February 8, 2006.
     The recapitalization was accounted for using the purchase method. The aggregate transaction value for the recapitalization was $438,576, which reflected a multiple of operating earnings and was substantially in excess of NewQuest, LLC’s book value. The transaction value included $5,295 of capitalized acquisition related costs and $6,366 of deferred financing costs. In addition, NewQuest, LLC incurred $6,941 of transaction costs which were expensed during the two-month period ended February 28, 2005 and the Company incurred $4,000 of transaction costs which were expensed during the ten-month period ended December 31, 2005. As a result of the recapitalization, the Company acquired $438,576 of net assets, including $91,200 of identifiable intangible assets, and goodwill of $315,057. Of the $91,200 of identifiable intangible assets recorded, $24,500 has an indefinite life, and the remaining $66,700 is being amortized over periods ranging from two to fifteen years.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     The following table summarizes the estimated fair value of the net assets acquired:

Cash	$75,441
Other current assets	38,704
Property and equipment	3,249
Investment securities	31,782

Other assets	2,293
Identifiable intangible assets	91,200
Goodwill	315,057

Total assets	557,726

Current liabilities assumed	80,199
Long-term liabilities assumed	38,951

Total liabilities	119,150

Net assets acquired	$438,576

     A breakdown of the identifiable intangible assets, their assigned value and expected lives is as follows:

		Expected Life
	Assigned Value	(Years)
Trade name	$24,500	indefinite
Noncompete agreements	800	5
Provider network	7,100	15
Medicare member network	48,500	12
Customer relationships	10,300	2 to 10

Total amount of identified intangible assets	$91,200

(3) Investment Securities
     There were no investment securities classified as trading as of December 31, 2005 or 2004.
     Investment securities classified as available for sale by major security type and class of security as of December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
Repurchase agreements	$8,646	—	—	8,646

     Investment securities classified as available for sale by major security type and class of security as of December 31, 2004 were as follows (Predecessor):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
Repurchase agreements	$8,460	—	—	8,460

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     Investment securities classified as held to maturity by major security type and class of security classified as current assets as of December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$743	—	(2)	741
Municipal bonds	11,348	—	(64)	11,284
Government agencies	800	—	(2)	798
Corporate debt securities	1,422	—	(6)	1,416

	$14,313	—	(74)	14,239

     Investment securities classified as held to maturity by major security type and class of security classified as long-term assets as of December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$149	—	(2)	147
Municipal bonds	20,924	—	(185)	20,739
Government agencies	711	—	(9)	702
Corporate debt securities	1,209	—	(13)	1,196

	$22,993	—	(209)	22,784

     Investment securities classified as held to maturity by major security type and class of security classified as current assets as of December 31, 2004 were as follows (Predecessor):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$1,167	—	—	1,167
Municipal bonds	5,041	10	(37)	5,014
Government agencies	1,480	—	(16)	1,464
Corporate debt securities	1,622	—	(17)	1,605
Foreign bonds	103	—	(2)	101

	$9,413	10	(72)	9,351

     Investment securities classified as held to maturity by major security type and class of security classified as long-term assets as of December 31, 2004 were as follows (Predecessor):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
Municipal bonds	$18,905	21	(91)	18,835
Government agencies	510	—	(8)	502
Corporate debt securities	833	—	(11)	822

	$20,248	21	(110)	20,159

     Maturities of debt securities classified as held to maturity were as follows at December 31, 2005:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$14,313	14,238
Due after one year through five years	20,195	20,026
Due after five years through ten years	854	847
Due after ten years	1,944	1,912

	$37,306	37,023

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$4	888	—	—	4	888
Municipal bonds	102	15,269	147	16,754	249	32,023
Government agencies	7	796	4	704	11	1,500
Corporate debt securities	19	2,612	—	—	19	2,612

Total	$132	19,565	151	17,458	283	37,023

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Municipal bonds	$127	16,307	—	—	127	16,307
Government agencies	24	1,814	—	—	24	1,814
Corporate debt securities	29	1,638	—	—	29	1,638
Foreign bonds	2	103	—	—	2	103

Total	$182	19,862	—	—	182	19,862

     Municipal Bonds and Government Agencies: The unrealized losses on investments in municipal bonds and government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
     Corporate Debt Securities: The unrealized losses on corporate debt securities were caused by interest rate increases. The contractual terms of the bonds do not allow the issuer to settle the securities as a price less than the face value of the bonds. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because NewQuest has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
(4) Property and Equipment
     A summary of property and equipment at December 31, 2005 and 2004 is as follows:

		Predecessor
	2005	2004
Furniture and equipment	$5,066	3,603
Computer equipment	9,723	5,988

	14,789	9,591
Less accumulated depreciation and amortization	(10,502)	(7,715)

	$4,287	1,876

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(5) Goodwill and Intangible Assets
     Goodwill and intangible assets at December 31, 2005 and 2004 consist of the following:

		Predecessor
	2005	2004
Goodwill	$315,057	6,478
Intangible assets	87,675	350

Total	$402,732	6,828

     Changes to goodwill during 2005 and 2004 are as follows:

Predecessor:
Balance at December 31, 2003	$7,395
Reduction in deferred income tax valuation allowance for preacquisition net operating loss carryforwards	(917)

Balance at December 31, 2004	$6,478

     There was no change in the Predecessor’s goodwill during the period from January 1, 2005 to February 28, 2005.

HealthSpring, Inc.:
Recapitalization transaction	$315,057

Balance at December 31, 2005	$315,057

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at December 31, 2005 is as follows:

Gross Carrying Amount	Accumulated Amortization

Trade name	$24,500	—
Noncompete agreements	800	133
Provider network	7,100	394
Medicare member network	48,500	3,368
Customer relationships	10,300	1,132
Management contract right	1,554	52

	$92,754	5,079

     Amortization expense on identifiable intangible assets for the ten months ended December 31, 2005, the two months ended February 28, 2005, and the years ended December 31, 2004 and 2003 was $5,027, $52, $250 and $63, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2005 is as follows:

2006	$7,450
2007	6,146
2008	5,494
2009	5,494
2010	5,361
Thereafter	33,230

Total	$63,175

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(6) Restricted Investments
     Restricted investments at December 31, 2005 and 2004 are summarized as follows:

		Gross
		Unrealized
	Amortized	Holding		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2005
Certificates of deposit	$2,563	—	—	2,563
U.S. governmental securities	3,089		(55)	3,034

Total	$5,652		(55)	5,597

Predecessor:
December 31, 2004
Certificates of deposit	$2,400	—	—	2,400
U.S. governmental securities	2,919	11	—	2,930

Total	$5,319	11	—	5,330

     The unrealized losses on investments in government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
(7) Related Party Transactions
     Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly owned HMO management subsidiaries, and 13 affiliated independent physician associations, comprised of over 1,000 physicians, providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, has contracted with RPO to provide professional medical and covered medical services and procedures to members of one of the Company’s Medicare Advantage plans. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members, plus 25% of the profits from RPO’s operations. Both agreements have a ten year term that expires on December 31, 2014 and automatically renews for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competitive with Texas HealthSpring, LLC’s Medicare Advantage plan.
     For the ten months ended December 31, 2005, the two months ended February 28, 2005 and the year ended December 31, 2004, RPO paid GulfQuest L.P. management and other fees of approximately $11,359, $2,060, and $10,412, respectively. In addition, Texas HealthSpring, LLC paid RPO approximately $67,172, $11,398, and $53,846 for the ten months ended December 31, 2005, two months ended February 28, 2005, and the year ended December 31, 2004, respectively, to provide medical services to its members.
     The Company provides management services to its subsidiaries. For providing management services, the Company is paid a monthly management fee which is calculated based on each HMO’s total membership enrollment. Prior to consolidating HealthSpring Management, Inc. (HSMI), the Predecessor recorded management fee revenue of $153 for the three months ended March 31, 2003. See Note 9. The Predecessor had a note payable to a minority investor in HSMI that had a balance of $5,475 as of December 31, 2004. In connection with certain agreements made by RPO and its related physician groups as a condition to the recapitalization, the Predecessor and RPO agreed to the issuance to RPO of approximately 1% of the common equity in the Company following the recapitalization. It was understood and agreed that this equity would be issued based on RPO achieving certain performance goals over the five year period following the recapitalization. In February 2006, the Company and RPO negotiated a settlement of the obligation by a cash payment to RPO which would eliminate the future performance requirements. See Note 23. The Company accrued an additional transaction expense of $4.0 million in the ten month period ended December 31, 2005 relating to this commitment.
     Under a professional services agreement, dated March 1, 2005, between the Company and GTCR, the Company engaged GTCR as a financial and management consultant. Two of the Company’s directors are principals of GTCR. During the term of its engagement, GTCR agreed to consult on business and financial matters, including corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
financings for an annual management fee of $500, payable in equal monthly installments, and reimbursement for certain related expenses. GTCR was paid approximately $375 under this agreement through December 31, 2005. Additionally, GTCR was paid a placement fee of approximately $1,341 under the professional services agreement in connection with the sale of the Company’s securities in the recapitalization. The placement fee was included in capitalized transaction expenses in connection with the recapitalization. The professional services agreement was terminated in connection with the IPO in February 2006.
(8) Lease Obligations
     The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally contain renewal options of five years. For the ten months ended December 31, 2005, the two months ended February 28, 2005, and the years ended December 31, 2004 and 2003, the Company recorded lease expense of $3,274, $501, $2,746, and $3,188, respectively.
     Future payments under these lease obligations as of December 31, 2005 were as follows:

2006	$4,576
2007	4,061
2008	2,306
2009	2,294
2010	2,061

$15,298

(9) Consolidation of HSMI
     Through March 31, 2003, the Predecessor owned 50% of HSMI and accounted for it under the equity method. On April 1, 2003, the Predecessor exercised its option agreements to acquire an additional 33% interest in HSMI for $620. As a result of this transaction, the value of the HSMI net assets acquired exceeded the purchase price by $4,641, which represented negative goodwill. The amount of negative goodwill was allocated as a reduction to property and equipment and certain other long-term assets acquired. As a result of the acquisition, NewQuest, LLC held 83% of the ownership in HSMI and consolidated the assets and liabilities of HSMI as of April 1, 2003 and the results of its operations for the period from April 1, 2003 through December 31, 2003. Also, on December 19, 2003, HSMI redeemed approximately 1.5% of its outstanding ownership interest for $1,133, which brought the Predecessor’s ownership to 85% of HSMI.
     The following table summarizes the value of HSMI’s assets and liabilities consolidated by the Predecessor on April 1, 2003.

Cash	$38,592
Other Current assets	10,734
Property and equipment	373
Other assets	4,139

Total assets consolidated	53,838
Current liabilities	37,270
Long-term debt	1,759

Total liabilities consolidated	39,029

Net assets consolidated	$14,809

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     The condensed results of operations of HSMI for the period from January 1, 2003 through March 31, 2003 are summarized as follows (unaudited):

Revenue:
Premium
Medicare premiums	$58,794
Commercial premiums	20,187

Total premiums	78,981
Fee revenue	(52)
Investment income	136

Total revenue	79,065
Expenses:
Medical expense:
Medicare expense	51,385
Commercial expense	15,772

Total medical expense	67,157
Selling, general and administrative	7,507
Depreciation and amortization	412

Total expenses	75,076

Net income	$3,989

(10) Acquisitions
     On September 1, 2003, the Predecessor acquired 100% of the outstanding shares of Signature Health Alliance, a preferred provider organization, for the purchase price of $1,802. The Predecessor recorded $761 of goodwill as a result of this acquisition.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at September 1, 2003:

Cash	$948
Other current assets	95
Property and equipment	103
Goodwill	761

Total assets acquired	1,907
Current liabilities	7
Deferred tax liabilities	98

Total liabilities assumed	105
Net assets acquired	$1,802

     Also on September 1, 2003, the Predecessor acquired 100% of the outstanding shares of Community PPO, a preferred provider organization, for the purchase price of $643. The Predecessor recorded $170 of goodwill as a result of this acquisition.
     The following table summarizes the estimated fair value of the Community assets acquired and liabilities consolidated at September 1, 2003:

Cash	$396
Other current assets acquired	78
Goodwill	170

Total assets acquired	644
Current liabilities assumed	1

Net assets acquired	$643

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(11) Long-Term Debt
     Long-term debt at December 31, 2005 and 2004 consisted of the following:

		Predecessor
	2005	2004

Senior secured term loan	$152,625	—
Senior subordinated notes	35,901	—
Unsecured notes payable	—	$5,475

Total	188,526	5,475
Less current portion of long-term debt	16,500	700

Long-term debt less current portion	$172,026	$4,775

     In connection with the recapitalization, the Company entered into a senior credit facility and issued senior subordinated notes. The borrowings under the senior credit facility and proceeds from the issuance of the senior subordinated notes, net of $6.4 million of fees recorded as deferred financing costs, as well as proceeds from the issuance of the preferred and common stock were used to fund the cash payments to the members of the Predecessor in the recapitalization and for other related expenses and payments.
     The senior credit facility provided for borrowings in an aggregate principal amount of up to $180.0 million, which included:
•	A senior secured term loan facility in an aggregate principal amount of up to $165.0 million, (the term loan facility), which had $152.6 million principal amount outstanding as of December 31, 2005, and which was repaid with proceeds from the IPO in February 2006 and terminated; and

•	A senior secured revolving credit facility in an aggregate principal amount of up to $15.0 million, none of which had been drawn as of December 31, 2005.
     Following the initial public offering, the senior secured revolving credit facility remains in effect, under which the Company may borrow up to $15.0 million aggregate principal amount, which amount may be increased by up to $25.0 million, subject to certain conditions, through March 1, 2010. The obligation under the senior credit facility is guaranteed by the Company and all of its non-HMO subsidiaries and is secured by substantially all of the Company’s assets.
     Amounts borrowed by the Company under the term loan facility bore interest at floating rates, which could be either a base rate, or, at the Company’s option, a LIBOR rate plus, in each case, an applicable margin. On July 1, 2005, the Company elected the base rate option and amounts borrowed under the term loan facility bore interest at an annual rate of 6.66% for the period through December 31, 2005 and 7.53% from January 1, 2006 until it was repaid in February 2006. As required by the term loan facility, the Company entered into an interest rate swap agreement in July 2005, pursuant to which $25.0 million of the principal amount outstanding under the term loan facility would bear interest at a fixed annual rate of 4.25% plus the then applicable margin (3.00%) for the period from January 1, 2006 to June 30, 2006. The swap does not qualify for hedge accounting and accordingly, the Company recorded the change in its fair market value as a component of earnings. At December 31, 2005, the swap had a fair market value of $51. This swap was settled in connection with the IPO and the Company received a “breakage” payment of $54 in February 2006.
     The senior credit facility contains various financial covenants, including covenants with respect to leverage ratio, interest and fixed charge coverage ratio, and capital expenditures, as well as restrictions on undertaking specified corporate actions including, among others, asset dispositions, acquisitions, payment of dividends, changes in control, incurrence of additional indebtedness, creation of liens, and transactions with affiliates. The Company was in compliance with these financial and restrictive covenants as of December 31, 2005.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     The senior subordinated notes, issued by the Company, bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. Approximately $35.9 million aggregate principle amount and $368 of accrued and unpaid interest was outstanding at December 31, 2005. These amounts, together with a prepayment premium of approximately $1.1 million were repaid with proceeds from the initial public offering. The notes were guaranteed by the Company and its non-HMO subsidiaries on a basis subordinated to the senior credit facility. The agreements governing the notes contained financial and restrictive covenants substantially similar to those of the senior credit facility.
     At December 31, 2004, the Predecessor had an unsecured note payable to the minority investor in HSMI totaling $5,475 bearing interest at 2.2% plus 30 day LIBOR (or an aggregate interest rate of 4.04% at December 31, 2004), payable monthly with principal, through July 1, 2007. This note along with all accrued interest was repaid in conjunction with the recapitalization.
     Future payments on the debt as of December 31, 2005 were as follows:

2006	$16,500
2007	16,500
2008	16,500
2009	16,500
2010	16,500
Thereafter	106,026

Total debt	188,526
Less current portion	16,500

Long-term debt, less current portion	$172,026

(12) Medical Claims Liability
     Medical claims liability represents the liability for services that have been performed by providers for the Company’s Medicare Advantage and commercial HMO members. The liability includes medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. The IBNR component is based on our historical claims data, current enrollment, health service utilization statistics, and other related information.
     The following table presents the components of the medical claims liability as of the dates indicated:

	December 31,
	2005	2004
	(in thousands)
Incurred but not reported (IBNR)	$74,393	50,432
Reported claims	8,252	2,755

Total medical claims liability	$82,645	53,187

     The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. The liability includes estimates of premium deficiencies. At December 31, 2005 and 2004, the Company had estimated premium deficiency liabilities of approximately $1,460 and $1,129, respectively.
     Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company increases or decreases the amount of the estimates, and includes

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
the changes in medical expenses in the period in which the change is identified. In every reporting period, the Company’s operating results include the effects of more completely developed medical claims liability estimates associated with prior periods.
     The following table provides a reconciliation of changes in the medical claims liability for the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and the years ended 2004 and 2003:

		Predecessor
	Ten month period	Two month period	Year ended	Year ended
	ended December	ended February 28,	December 31,	December 31,
	31, 2005	2005	2004	2003
	(in thousands)
Balance at beginning of period	$—	53,187	47,729	7,661
Purchase of NewQuest, LLC	59,016	—	—	—
Consolidation of HSMI	—	—	—	32,367
Incurred related to:
Current period	576,180	97,843	467,289	295,864
Prior period	(6,844)	(7,000)	(3,914)	(4,332)

Total incurred	569,336	90,843	463,375	291,532

Paid related to:
Current period	493,902	44,397	415,136	253,682
Prior period	51,806	40,617	42,781	30,149

Total paid	545,708	85,014	457,917	283,831

Balance at the end of the period	$82,645	59,016	53,187	47,729

(13) Income Taxes
     Income tax expense (benefit) attributable to income before income taxes consist of:

	Current	Deferred	Total
Ten-month period ended December 31, 2005:
U.S. Federal	$17,396	(1,127)	16,269
State and local	808	67	875

	$18,204	(1,060)	17,144

Predecessor:
Two-month period ended February 28, 2005:
U.S. Federal	$2,108	122	2,230
State and local	427	(29)	398

	$2,535	93	2,628

Year ended December 31, 2004:
U.S. Federal	$5,390	2,225	7,615
State and local	1,640	(62)	1,578

	$7,030	2,163	9,193

Year ended December 31, 2003:
U.S. Federal	$4,716	(1,011)	3,811
State and local	1,480	232	1,606

	$6,196	(779)	5,417

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     Income tax expense attributable to income before income taxes differs from the amounts computed by applying the applicable U.S. Federal income tax rate of 35% as follows:

		Predecessor
	Ten month	Two month
	period ended	period ended	Year Ended December
	December 31	February 28	31,
	2005	2005	2004	2003
U.S. Federal statutory rate on income before income taxes	$15,293	1,867	11,729	8,566
Income not subject to federal income tax due to partnership status	—	423	(4,316)	(4,928)
State income taxes, net of Federal tax effect	569	259	1,026	1,044
Other	1,282	79	754	735

Income tax expense	$17,144	2,628	9,193	5,417

     During the period from March 1, 2005 to December 31, 2005, we recorded deferred tax liabilities of approximately $25,064 related to the net assets acquired in the recapitalization of the Company. This resulted in a corresponding increase in goodwill. Additionally, an income tax benefit of $295 was recorded related to the change in tax status of the Company and certain of its subsidiaries.
     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2005 and 2004 are presented below.

		Predecessor
	2005	2004
Deferred tax assets:
Medical claims liabilities, principally due to medical loss reserves discounted for tax purposes	$1,098	823
Amortization	—	238
Property and equipment	1,809	1,583
Accrued compensation	3,031	28
Lease agreements	123	30
Allowance for doubtful accounts	137	33
Alternative minimum tax credit	—	396
Federal net operating loss carryover	2,872	2,137
State net operating loss carryover	260	216
Unearned revenue due to differences in timing of recognition for income tax purposes	26	41
Other liabilities and accruals	703	125

Total gross deferred tax assets	10,059	5,650
Less valuation allowance	(734)	(1,811)

Deferred tax assets	9,325	3,839
Deferred tax liabilities:
Income from subsidiary	—	(116)
Amortization	(32,494)	—
Prepaid contract cost	(835)	(536)

Net deferred tax (liabilities) / assets	$(24,004)	3,187

     Deferred income taxes were allocated on the balance sheet at December 31, 2005 and 2004 as follows:

		Predecessor
	2005	2004
Current assets	$5,778	868
Long-term assets	—	2,319

Total deferred tax assets	5,778	3,187

Long-term liabilities	29,782	—

Total deferred tax (liabilities) assets	$(24,004)	3,187

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of all these deductible differences. As of December 31, 2005 and 2004, the Company carried a valuation allowance against deferred tax assets of $734 and $1,811, respectively. This amount relates principally to the deferred tax assets at the Alabama HMO and HSMI. The changes in the valuation allowance during 2005 and 2004 were ($1,077) and ($917), respectively, which relates primarily to changes in the expected utilization of net operating loss carryforwards.
(14) Retirement Plan
     Until December 2003, certain subsidiaries of the Predecessor maintained defined contribution plans for all eligible employees. Contributions were discretionary and were allocated based upon a fixed percentage of annual compensation plus a fixed percentage of voluntary employee contributions. Employees were eligible to contribute immediately and were eligible for employer contributions after six months of service. During December 2003, these plans were combined to form the NewQuest 401K plan. In total, the Company contributed approximately $898, $111, $961, and $456 to the defined contribution plans during the ten-months ended December 31, 2005, the two-months ended February 28, 2005 and the years ended December 31, 2004 and 2003, respectively. Employees are always 100% vested in their contributions and vest in employer contributions at a rate of 50% after each year of the first two years of service.
(15) Statutory Capital Requirements
     The HMOs are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2005, the statutory minimum net worth requirements and actual net worth were $8,055 and $16,204 for the Tennessee HMO; $1,112 and $2,918 for the Alabama HMO; and $4,871 and $40,450 for Texas HMO, respectively. Each of these subsidiaries were in compliance with applicable statutory requirements as of December 31, 2005. The HMOs are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2005, $148.2 million of the Company’s $161.7 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(16) Commitments and Contingencies
Legal Proceedings
     The Company is from time to time involved in routine legal matters and other claims incidental to its business, including employment-related claims, claims relating to our relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, the Company. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings. Although there can be no assurances, the Company does not believe that the resolution of such routine matters and other incidental claims, taking into account accruals and insurance, will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Reinsurance Arrangements
Alabama
The Company’s Alabama HMO has a reinsurance agreement with Munich American Reassurance Company which is administered by Reinsurance Managers & Underwriters. HMO-related services are reinsured to $2,000 per member per year in excess of maximum loss retention of $175 for hospital services per commercial member per year. The maximum lifetime reinsurance indemnification for each member is $5,000. HealthSpring of Alabama paid reinsurance premiums of approximately $242 for the ten-month period ended December 31, 2005, $52 for the two-month period ended February 28, 2005 and $416 and $459 for the years ended December 31, 2004 and 2003, respectively. Reinsurance recoveries were approximately $4 for the ten-month period ended December 31, 2005 and $490 and $83 for the years ended December 31, 2004 and 2003, respectively.
Tennessee
The Company’s Tennessee HMO has a reinsurance agreement with Companion Life which is administered by Reinsurance Managers & Underwriters. HMO related services are reinsured to $2,000 per member per year in excess of maximum loss retention of $200 for hospital services per commercial member per year. The maximum

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
lifetime reinsurance indemnification for each member is $5,000. HealthSpring of Tennessee paid reinsurance premiums of approximately $487 for the ten-month period ended December 31, 2005, $80 for the two-month period ended February 28, 2005 and $416 and $459 for the years ended December 31, 2004 and 2003, respectively. Reinsurance recoveries were approximately $133 for the ten-month period ended December 31, 2005 and $1,065 and $781 for the years ended December 31, 2004 and 2003, respectively.
(17) Concentrations of Business and Credit Risks
     The Company’s primary lines of business, operating health maintenance organizations and managing independent physician associations, are significantly impacted by health care cost trends.
     The health care industry is impacted by health trends as well as being significantly impacted by government regulations. Changes in government regulations may significantly affect management’s medical claims estimates and the Company’s performance.
     Most of the Company’s customers are located in Tennessee, Texas, Alabama, and Illinois. Concentrations of credit risk with respect to commercial premiums receivable are limited as a result of the large number of customers. Approximately 84.7% and 74.7% of premium revenue was received from CMS in 2005 and 2004, respectively.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in investment securities and receivables generated in the ordinary course of business. Investments in investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. Receivables include premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of customers under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements. The Company had no significant concentrations of credit risk at December 31, 2005.
(18) Fair Value of Financial Instruments
     The Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, and long-term debt. The carrying amounts of accounts receivable, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the investment securities and restricted investments are presented at notes 3 and 6. The carrying value of the long-term debt is estimated by management to approximate fair value based upon the term and nature of the obligations.
(19) Phantom Membership Agreements
     The Predecessor entered into Phantom Membership Agreements in 2003 for the benefit of certain officers and senior executives of the Predecessor. Pursuant to the Phantom Membership Agreements (Agreement) executed with each participant, the officers and senior executives would generally only receive a benefit, which benefit was required to be settled by the Predecessor in cash, if the Predecessor had a change of control as defined in the Agreement or upon an initial public offering of the Predecessor. On November 10, 2004, the Predecessor entered into the recapitalization agreement with HealthSpring, Inc., see Note 2. In connection with the recapitalization, the parties to the Agreements agreed to convert their phantom membership units (and forfeit their cash-based right in the event of a change of control) into actual membership units of the Predecessor as of December 31, 2004. Accordingly, the Predecessor recognized $24,200 of compensation expense related to the conversion of the phantom shares into the Predecessor Series D membership units and the subsequent cancellation of the Agreements. The conversion ratio and related compensation expense was determined based on the proposed per unit value of the recapitalization transaction.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     As part of the cancellation of the Agreements, NewQuest loaned the phantom members, which included a number of officers and directors or the equivalent, an amount of money sufficient to pay the tax liability incurred as a result of the conversion. Each phantom member signed a promissory note in the amount of the tax liability (and related interest thereon) to be paid by the Predecessor on their behalf. These loans totaled $8,900, and were subject to repayment as of the closing of the recapitalization transaction, which occurred on March 1, 2005. Each of the loans has been repaid in full subsequent to the transaction closing.
(20) Preferred Stock
     In conjunction with the recapitalization, the Company sold 227,200 shares of preferred stock to GTCR, members of the Predecessor, and certain other new investors. The holders of the preferred stock were entitled to an 8% cumulative dividend per year, which accrued on a daily basis and accumulated quarterly commencing on March 31, 2005 on the sum of $1 per share plus all accumulated and unpaid dividends. The dividends were to be paid when declared by the board of directors, provided that these dividends accrue whether or not they have been declared. As of December 31, 2005, accrued but unpaid dividends totaled $15,607. The preferred stock and accrued but unpaid dividends thereon were converted into 12,522,905 shares of the Company’s common stock on February 8, 2006 in conjunction with the initial public offering, see Note 23.
(21) Restricted Stock and Stock Options
     As of December 31, 2005, the Company had sold (net of repurchases) 1,638,750 shares of restricted common stock to certain employees at a price of $0.20 per share, the same price at which the GTCR Funds, an unrelated party at the time, purchased 17,500,000 shares of the Company’s common stock in connection with the recapitalization. Each employee’s shares of restricted common stock are subject to the terms and conditions of a restricted stock purchase agreement. The restrictions on these shares lapse based on time and in the event of certain changes in control. All the outstanding shares of restricted stock have the same voting and dividend rights as the other holders of common stock. Pursuant to the restricted stock purchase agreements, the Company has the right to purchase all or any portion of an employee’s restricted stock if his or her employment is terminated. The purchase price for securities purchased pursuant to this repurchase option will be:
•	in the case of shares where the restrictions have not lapsed, the lesser of the original cost and the fair market value of such shares; and

•	in the case of shares where the restrictions have lapsed, the fair market value of such shares; provided that, if employment is terminated with cause, then the purchase price shall be the lesser of the original cost and the fair market value of such shares.
     Based on a valuation completed shortly after the recapitalization, the Company determined that the fair market value of the common stock on the dates of purchase of the restricted stock was $1.58 per share. The difference between the $0.20 per share purchase price and the $1.58 per share fair market value totaled $2,261 and was recorded as unearned compensation as a component of stockholders equity. The unearned compensation is amortized as compensation expense over a period of four to five years (the period over which the restrictions lapse), as applicable. The Company recognized $377 of compensation expense associated with the restricted stock agreements, included in selling, general, and administrative expense, for the ten months ended December 31, 2005.
     The Company adopted the 2005 Stock Option Plan on March 1, 2005. Nonqualified stock options to purchase an aggregate of 195,000 shares of common stock at an exercise price of $2.50 per share were outstanding under the 2005 Stock Option Plan at December 31, 2005. These options vest and become exercisable generally over a five-year period. In the event of a change in control of the Company, all options shall immediately vest and become exercisable in full. None of the options were vested at December 31, 2005. No additional options may be granted under the 2005 Stock Option Plan. See Note 23 regarding the Company’s 2006 Equity Incentive Plan.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
(22) Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial data in 2005 and 2004 are as follows:

	Predecessor	HealthSpring, Inc.
	For the Two Month	For the One Month	For the Three Month Period Ended
	Period Ended	Period Ended		September	December
	February 28, 2005	March 31, 2005	June 30, 2005	30, 2005	31, 2005
Total revenues	$119,390	61,947	196,243	233,121	246,062
Income before income taxes	5,334	482	15,581	14,638	12,993
Net income available to common stockholders	2,706	(635)	4,325	4,113	3,140

Income per share – basic	$—	(0.02)	0.13	0.13	0.10
Income per share – diluted	$—	(0.02)	0.13	0.13	0.10

Income per unit – basic	0.55	—	—	—	—
Income per unit – diluted	0.55	—	—	—	—

	Predecessor
	For the Three Month Period Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total revenues	$138,609	147,990	153,587	159,229
Income before income taxes	16,237	14,347	14,165	(11,239)
Net income	13,673	12,075	11,925	(13,356)

Income per unit – basic	$2.99	2.64	2.60	(2.92)
Income per unit – diluted	$2.99	2.64	2.60	(2.92)
(23) Subsequent Events (unaudited)
Initial Public Offering
     On February 8, 2006, the Company completed an initial public offering of its common stock. In connection with the initial public offering, the Company sold 10,600,000 shares of common stock at a price of $19.50 per share. Net proceeds to the Company were $188.8 million, following payment of $17.9 million of offering expenses and underwriting commissions. Additionally, the Company issued 12,552,905 shares of common stock in exchange for all of the outstanding preferred stock, including cumulative dividends. From the proceeds of the offering and available cash, the Company repaid all of its long-term debt and accrued interest, including a $1.1 million prepayment penalty, totaling $189.9 million.
     The Company also issued 2,040,194 shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of approximately $27.9 million.
2006 Equity Incentive Plan
     The Company adopted the 2006 Equity Incentive Plan effective as of February 2, 2006. A total of 6,250,000 shares of common stock are available for issuance under the 2006 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate of (i) 2,065,500 shares of common stock at an exercise price of $19.50 per share were issued in connection with the IPO and (ii) 101,500 shares of common stock at an exercise price of $22.15 per share were issued in March 2006. These options vest and become exercisable based on time, generally over a four-year period.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit and share data)
     Also, in connection with the IPO, the Company issued 2,500 restricted shares to each of its five non-employee directors, or an aggregate of 12,500 restricted shares. These restricted shares vest on the first anniversary of their grant date.
Related Party Transactions
     In connection with certain agreements made by Renaissance Physicians Organization (RPO) and its related physician groups as a condition to the recapitalization, the Company and RPO agreed to the issuance to RPO of approximately 1% of the common equity in the Company following the recapitalization. It was understood and agreed that this equity would be issued based on RPO achieving certain performance goals over the five year period following the recapitalization. In February 2006, the Company settled this commitment by a cash payment of $4.0 million, all of which had been accrued during the year ended December 31, 2005.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
December 31, 2005 and 2004
(in thousands)

		Predecessor
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$3,253	10,827
Accounts receivable	—	9,249
Prepaid expenses and other current assets	1,908	352

Total current assets	5,161	20,428
Investment in subsidiaries	263,418	43,957
Property and equipment, net	231	—
Goodwill and other intangible assets	668	3,291

Total assets	$269,478	67,676

Liabilities and Stockholders’ and Members’ Equity
Current liabilities:
Due to related parties	$4,989	3,772
Accounts payable and accrued expenses	3,336	4,511
Short-term notes payable	—	500

Total current liabilities	8,325	8,783
Notes payable	—	3,458
Deferred tax liabilities	609	—

Total liabilities	8,934	12,241

Stockholders’ and members’ equity:
Founders’ and membership units	—	31,787
Redeemable convertible preferred stock	2	—
Common stock	322	—
Additional paid in capital	251,202	—
Unearned compensation	(1,885)	—
Retained earnings	10,943	23,648
Treasury Stock	(40)	—

Total stockholders’ and members’ equity	260,544	55,435

Total liabilities and stockholders’ and members’ equity	$269,478	67,676

See accompanying report of independent registered public accounting firm.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
(in thousands)

		Predecessor
	Ten months	Two months
	ended	ended
	December 31,	February 28,	Year ended December 31,
	2005	2005	2004	2003
Revenue:
Management fees from affiliates	$—	122	793	2,683
Investment income	—	16	48	8

Total revenue	—	138	841	2,691

Operating expenses:
Salaries and benefits	377	1,261	24,236	847
Administrative expenses	6,577	5,760	611	1,184
Interest expense	—	30	151	176

Total operating expenses	6,954	7,051	24,998	2,207

(Loss) income before equity in subsidiaries’ earnings and income taxes	(6,954)	(6,913)	(24,157)	484
Equity in subsidiaries’ earnings	31,070	9,623	48,286	18,662
Income before income taxes	24,116	2,710	24,129	19,146
Income tax benefit (expense)	2,434	(4)	188	(86)

Net income	26,550	2,706	24,317	19,060
Preferred dividends	15,607	—	—	—

Net income available to common stockholders and members	$10,943	2,706	24,317	19,060

See accompanying report of independent registered public accounting firm.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

		Predecessor
		Two
	Ten months	months
	ended	ended
	December	February
	31,	28,	Year ended December 31,
	2005	2005	2004	2003
Cash flows from operating activities:
Net income	$26,550	2,706	24,317	19,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	189	—	—	—
Compensation expense related to phantom stock plan cancellation	—	—	24,200	—
Equity in subsidiaries’ earnings	(31,070)	(9,623)	(48,286)	(18,662)
Amortization of unearned compensation	377	—	—	197
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	—	(1)	(9,249)	—
Interest receivable	—	2	(9)	—
Prepaid expenses and other current assets	(1,908)	(178)	(480)	213
Due to related parties	89,459	(5,597)	4,575	1,677
Accounts payable, accrued expenses, and other current liabilities	3,336	8,335	3,853	(245)
Other long-term liabilities	609	—	—	—

Net cash provided by (used in) operating activities	87,542	(4,356)	(1,079)	2,240

Cash flows from investing activities:
Distributions received from subsidiaries	—	15,851	31,546	8,182
Purchase of property and equipment	(420)	—	—	—
Acquisitions, net of cash acquired	(219,958)	—	—	—

Net cash (used in) provided by investing activities	(220,378)	15,851	31,546	8,182

Cash flows from financing activities:
Payments on notes payable to members	(3,958)	(83)	(500)	(500)
Proceeds from issuance of common and preferred stock	140,087	—	—	—
Purchase of treasury stock	(40)	—	—	—
Distributions to members	—	—	(19,546)	(10,878)

Net cash provided by (used in) financing activities	136,089	(83)	(20,046)	(11,378)

Net increase (decrease) in cash and cash equivalents	3,253	11,412	10,421	(956)
Cash and cash equivalents at beginning of period	—	10,827	406	1,362

Cash and cash equivalents at end of period	$3,253	22,239	10,827	406

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of December 31, 2005, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information with respect to the directors of the Company, set forth in the Company’s Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders to be held on or about June 6, 2006 (the “Proxy Statement”), under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Registrant is included in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
     Information with respect to our code of ethics, set forth in the Proxy Statement, under the caption “Code of Conduct,” is incorporated herein by reference.
Item 11. Executive Compensation
     Information with respect to executive officers of the Company, set forth in the Proxy Statement, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in the Proxy Statement, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information with respect to certain relationships and related transactions, set forth in the Proxy Statement, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our principal independent registered public accounting firm, set forth in the Proxy Statement, under the caption “Fees Billed to Us by KPMG LLP During 2005,” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page 56 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on page 56 of this report.

(3)	Exhibits — See the Exhibit Index at end of this report which is incorporated herein by reference.
(b)	Exhibits

See the Exhibit Index at end of this report which is incorporated herein by reference.

(c)	Financial Statements

We are filing as part of this report the financial schedule listed on the index immediately preceding the financial statements in Item 8 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.

Date: March 31, 2006	By	/s/ Kevin M. McNamara

Name: Kevin M. McNamara
Title: Executive Vice President, Chief Financial Officer, and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006
Herbert A. Fritch

/s/ Kevin M. McNamara	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2006
Kevin M. McNamara

/s/ Martin S. Rash	Director	March 31, 2006
Martin S. Rash

/s/ Joseph P. Nolan	Director	March 31, 2006
Joseph P. Nolan

/s/ Daniel L. Timm	Director	March 31, 2006
Daniel L. Timm

/s/ Russell K. Mayerfeld	Director	March 31, 2006
Russell K. Mayerfeld

/s/ Robert Z. Hensley	Director	March 31, 2006
Robert Z. Hensley

INDEX OF EXHIBITS

Exhibits	Description
3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (1)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (1)

4.4	Amended and Restated Stockholders Agreement, to be entered into by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules thereto or on the signature pages or joinders to the Stockholders Agreement (1)

10.1	Purchase and Exchange Agreement, dated as of November 10, 2004, by and among NewQuest, LLC, HealthSpring, Inc., NewQuest, Inc., the stockholders representative and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules or signature pages thereto, as amended (1)

10.2	Stock Purchase Agreement, dated as of March 1, 2005, among GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders thereto (1)

10.3	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement* (1)

10.4	HealthSpring, Inc. 2005 Stock Option Plan* (1)

10.5	Form of Non-Qualified Stock Option Agreement (Option Plan)* (1)

10.6	HealthSpring, Inc. 2006 Equity Incentive Plan* (1)

10.7	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)* (1)

10.8	Form of Incentive Stock Option Agreement (Equity Incentive Plan)* (1)

10.9	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)* (1)

10.10	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)* (1)

10.11	Amended and Restated Employment Agreement between Registrant and Herbert A. Fritch* (1)

10.12	Amended and Restated Employment Agreement between Registrant and Jeffrey L. Rothenberger* (1)

10.13	Amended and Restated Employment Agreement between Registrant and J. Murray Blackshear* (1)

10.14	Amended and Restated Employment Agreement between Registrant and Kevin M. McNamara* (1)

10.15	Form of Indemnification Agreement (1)

10.16	Contract H4454 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (1)

10.17	Contract H4513 between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC (1)

10.18	Contract H0150 between Centers for Medicare & Medicaid Services and HealthSpring of Alabama, Inc. (1)

10.19	Contract H1415 between Centers for Medicare & Medicaid Services and HealthSpring of Illinois (1)

10.20	Contract H4407 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (d/b/a HealthSpring of Mississippi) (1)

10.21	Amended and Restated IPA Services Agreement dated March 1, 2003 by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (1)

10.22	Full-Service Management Agreement dated April 16, 2001 by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (1)

10.23	Agreement dated May 28,1993 between the Baptist Hospital and DST Health Solutions, Inc. (f/k/a CSC Healthcare Systems, Inc.), as amended (1)

10.24	Master Service Agreement dated June 13, 2003 between OAO HealthCare Solutions, Inc. and TexQuest, LLC, on behalf of GulfQuest, L.P. (1)

10.25	Credit Agreement dated as of March 1, 2005 among NewQuest, Inc., as borrower, HealthSpring, Inc. and the other guarantors party thereto, the lenders party thereto and UBS Securities LLC, as lead arranger and sole bookrunner, General Electric Capital Corporation, as syndication agent, LaSalle

Exhibits	Description
Bank National Association, as documentation agent, Bank of America, N.A., as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender (1)

10.26	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring of Alabama, Inc.

10.27	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC

10.28	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring of Mississippi

10.29	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring of Illinois

10.30	Executive and Director Compensation Summary *

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of attorney (included on the signature page)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	(Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-128939), filed October 11, 2005, as amended)