Form 10-Q
period 2006-03-31
HealthSpring, Inc.
filed 2006-05-15
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Commission File Number: 001-32739
HealthSpring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1821898 (I.R.S. Employer Identification No.)

44 Vantage Way, Suite 300 Nashville, Tennessee (Address of Principal Executive Offices)	37228 (Zip Code)
(615) 291-7000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 24, 2006

Common Stock, Par Value $0.01 Per Share	57,269,549 Shares

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income of HealthSpring, Inc. for the three-month period ended March 31, 2006 and the one-month period ended March 31, 2005 and of the Predecessor for the two-month period ended February 28, 2005	2

	Condensed Consolidated Statements of Cash Flows of HealthSpring, Inc. for the three-month period ended March 31, 2006 and the one-month period ended March 31, 2005 and of the Predecessor for the two-month period ended February 28, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits	27
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$264,707	$110,085
Accounts receivable, net of allowance for doubtful accounts of $920 and $1,165 at March 31, 2006 and December 31, 2005, respectively	19,995	7,248
Investment securities available for sale	8,594	8,646
Current portion of investment securities held to maturity	14,900	14,313
Deferred income tax asset	10,225	5,778
Prepaid expenses and other assets	4,700	3,148

Total current assets	323,121	149,218
Investment securities held to maturity, less current portion	22,894	22,993
Property and equipment, net	4,247	4,287
Goodwill	341,619	315,057
Other intangible assets, net	86,825	87,675
Investment in and receivable from unconsolidated affiliate	1,576	1,469
Deferred financing costs	—	5,487
Restricted investments	6,726	5,652

Total assets	$787,008	$591,838

Liabilities and Stockholders’ Equity
Current Liabilities:
Medical claims liability	$99,768	$82,645
Current portion of long-term debt	—	16,500
Accounts payable and accrued expenses	21,603	17,408
Deferred revenue	87,424	365
Funds held for the benefit of members	46,923	—
Other current liabilities	2,287	362

Total current liabilities	258,005	117,280
Long-term debt, less current portion	—	172,026
Deferred income tax liability	30,058	29,782
Other long-term liabilities	308	316

Total liabilities	288,371	319,404

Minority interest	—	11,890

Stockholders’ equity:
Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 227,154 shares issued and outstanding at December 31, 2005	—	2
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares outstanding at March 31, 2006	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,489,540 shares issued and 57,269,540 outstanding at March 31, 2006, and 74,000,000 shares authorized, 32,283,950 shares issued and 32,083,950 shares outstanding at December 31, 2005	573	322
Additional paid in capital	480,613	251,202
Unearned compensation	—	(1,885)
Retained earnings	17,495	10,943
Treasury stock, at cost, 220,000 shares at March 31, 2006 and 200,000 shares December 31, 2005	(44)	(40)

Total stockholders’ equity	498,637	260,544

Total liabilities and stockholders’ equity	$787,008	$591,838

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit data)
(unaudited)

			Predecessor
	Three-Month	One-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	March 31, 2006	March 31, 2005	February 28, 2005
Revenue:
Premium:
Medicare	$266,687	$49,388	$94,764
Commercial	32,234	10,252	20,704

Total premium revenue	298,921	59,640	115,468
Management and other fees	5,635	1,649	3,461
Investment income	2,066	279	461

Total revenue	306,622	61,568	119,390

Operating expenses:
Medical expenses:
Medicare	220,433	40,629	74,531
Commercial	26,939	7,618	16,312

Total medical expense	247,372	48,247	90,843
Selling, general and administrative	34,609	7,784	21,608
Depreciation and amortization	2,423	860	315
Interest expense	8,361	1,607	42

Total operating expenses	292,765	58,498	112,808

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	13,857	3,070	6,582
Equity in earnings of unconsolidated affiliate	107	—	—

Income before minority interest and income taxes	13,964	3,070	6,582
Minority interest	(303)	(83)	(1,248)

Income before income taxes	13,661	2,987	5,334
Income tax expense	(5,088)	(1,117)	(2,628)

Net income	8,573	1,870	2,706
Preferred dividends	(2,021)	(1,543)	—

Net income available to common stockholders and members	$6,552	$327	$2,706

Net income per common share available to common stockholders:
Basic	$0.14	$0.01	—

Diluted	$0.14	$0.01	—

Weighted average common shares outstanding:
Basic	46,640,074	31,732,275	—

Diluted	46,740,643	31,732,275	—

Net income per member unit:
Basic	—	—	$0.55

Diluted	—	—	$0.55

Weighted average member units outstanding:
Basic	—	—	4,884,196

Diluted	—	—	4,884,196

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Predecessor
	Three-Month	One-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	March 31, 2006	March 31, 2005	February 28, 2005
Cash from operating activities:
Net income	$8,573	$1,870	$2,706
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	2,423	860	315
Amortization of accrued loss on assumed lease	—	—	(97)
Stock-based compensation expense	851	39	—
Amortization of deferred financing cost	112	119	—
Paid-in-kind (PIK) interest on subordinated notes	116	90	—
Equity in earnings of unconsolidated affiliate	(107)	—	—
Minority interest	303	83	1,248
Deferred tax (benefit) expense	(4,171)	(4,956)	93
Write-off of deferred financing costs on debt repayment	5,375	—	—
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(12,747)	9,942	(2,470)
Prepaid expenses and other current assets	(1,552)	540	1,240
Medical claims liability	17,123	(1,035)	5,829
Accounts payable, accrued expenses, and other current liabilities	6,120	(14,983)	6,202
Other long-term liabilities	(8)	173	11
Deferred revenue	87,059	234	(113)

Net cash provided by (used in) operating activities	109,470	(7,024)	14,964

Cash flows from investing activities:
Purchase of property and equipment	(513)	(525)	(149)
Purchase of investment securities, held-to-maturity	(2,600)	(4,100)	(5,942)
Sale/maturity of investment securities	2,165	136	836
Purchase of restricted investments	(1,074)	—	(214)
Purchase of minority interest	—	(44,358)	—
Acquisitions, net of cash acquired	—	(219,958)	—

Net cash used in investing activities	(2,022)	(268,805)	(5,469)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	200,000	—
Payments on long-term debt	(188,642)	—	(117)
Deferred financing costs	—	(6,366)	—
Payments on notes payable	—	(5,358)	—
Proceeds from issuance of common and preferred stock	188,897	140,087	—
Funds received for the benefit of the members	46,923	—	—
Purchase of treasury stock	(4)	—	—
Distributions to minority stockholders	—	—	(1,771)
Cash advanced in recapitalization	—	—	1,000

Net cash provided by (used in) financing activities	47,174	328,363	(888)

Net increase in cash and cash equivalents	154,622	52,534	8,607
Cash and cash equivalents at beginning of period	110,085	—	67,834

Cash and cash equivalents at end of period	$264,707	$52,534	$76,441

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

			Predecessor
	Three-Month	One-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	March 31, 2006	March 31, 2005	February 28, 2005
Supplemental disclosures:
Cash paid for interest	$2,840	$1,047	$42
Cash paid for taxes	19	—	279
Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	244,782	—	—
Issuance of common shares in conjunction with recapitalization	—	93,877	—
Issuance of common shares for purchase of minority interest	39,783	—	—
Unearned compensation related to issuance of stock options and restricted common stock	—	2,262	—
Effect of acquisitions:
Net assets acquired	$—	$(438,576)	$—
Preferred stock issued	—	91,082	—
Common stock issued	—	2,442	—
Purchase of minority interest	—	44,358	—
Capitalized transaction costs	—	5,295	—
Cash acquired	—	75,441	—

Acquisitions, net of cash acquired	$—	$(219,958)	$—

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc. (“HealthSpring” or the “Company”), a Delaware corporation, was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans and stand-alone Medicare prescription drug plans in the states of Tennessee, Texas, Alabama, Illinois, and Mississippi. In addition, the Company also utilizes its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also manages healthcare plans and physician partnerships.
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring as of December 31, 2005 and for the ten-month period from March 1, 2005 (inception) to December 31, 2005, and of NewQuest, LLC and subsidiaries (collectively, the “Predecessor”) as of February 28, 2005 and for the two-month period ended February 28, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (“2005 Form 10-K”). The financial statements are presented in a comparative format. Although the accounting policies of HealthSpring and the Predecessor are consistent, their financial statements are not directly comparable primarily because of purchase accounting adjustments resulting from the recapitalization on March 1, 2005, which was accounted for as a purchase.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of HealthSpring at March 31, 2006 and HealthSpring’s results of operations and cash flows for the three-month period then ended and the one-month period ended March 31, 2005, and the Predecessor’s results of operations and cash flows for the two-month period ended February 28, 2005. The results of operations for these interim periods are not necessarily indicative of the operating results for the entire respective years.
(2) Use of Estimates
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowances for doubtful accounts receivable and the medical claims liabilities. Actual results could differ from those estimates.
(3) Initial Public Offering
     On February 8, 2006, the Company completed an initial public offering (the “IPO”) of its common stock. In connection with the IPO, the Company sold 10.6 million shares of common stock at a price of $19.50

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
per share. Total proceeds to the Company were $188.8 million, net of $17.9 million of offering costs. Additionally, the Company issued approximately 12.6 million shares of common stock in exchange for all of the outstanding preferred stock, including cumulative dividends. From the proceeds of the offering and available cash, the Company repaid all of its long-term debt and accrued interest.
     The Company also issued approximately 2.0 million shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of $26.6 million and identifiable intangible assets of $1.0 million.
(4) Accounting for Prescription Drug Benefits under Part D
     On January 1, 2006, HealthSpring began providing prescription drug benefits pursuant to Medicare Part D, in addition to continuing to provide medical benefits to its Medicare Advantage plan members. HealthSpring refers to these plans after January 1, 2006 collectively as “Medicare Advantage” plans and separately as “MA-only” (without prescription drug benefits) and “MA-PD” (with prescription drug benefits). On January 1, 2006, HealthSpring also began providing prescription drug benefits on a stand-alone basis to Medicare eligible beneficiaries. HealthSpring refers to these plans as “stand-alone PDP” or “PDP.” In addition, HealthSpring sometimes refers collectively to the “PD” portion of its MA-PD plans and its PDP plans as its “Part D plans.”
     Prescription drug benefits under MA-PD and PDP plans vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles, and co-insurance. All Part D plans are required by law to offer minimum coverage of either the standard coverage or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). In addition to standard coverage plans, HealthSpring for some of its plans offers supplemental benefits in excess of the standard coverage.
     The monthly premiums HealthSpring receives from the Centers for Medicare and Medicaid Services (“CMS”) for Part D Plans, excluding payments for reinsurance and low-income subsidies, plus premiums paid by members represent HealthSpring’s bid amount for providing insurance coverage, both standard and supplemental, and are recognized as premium revenue.
     To participate in Part D, HealthSpring was required to provide written bids to CMS, which included the estimated costs of providing prescription drug benefits. Payments from CMS and members are based on these bids. The amount of CMS payments relating to the Part D standard coverage for HealthSpring Part D plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its original bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds, or symmetric risk corridors, may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with Emerging Issues Task Force (EITF) No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises. During the three-month period ended March 31, 2006, the Company recorded a net liability to CMS of approximately $4.4 million as its actual costs to provide Part D standard coverage benefits were lower than its original bids. The amount was recognized in the statement of income as a reduction of premium revenue. This adjustment does not take into account estimated future prescription drug cost experience.
     Certain Part D payments from CMS represent payments for claims HealthSpring pays for which it assumes no risk, including reinsurance and low-income cost subsidies. HealthSpring accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statement of cash flows. The Company does not recognize premium revenue or claims expense for these

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.
     Except as set forth above, HealthSpring recognizes prescription drug costs as incurred, net of rebates from drug manufacturers. HealthSpring has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
(5) Stock Based Compensation
     The Company has options outstanding under its 2005 Stock Option Plan and options and restricted shares outstanding under its 2006 Equity Incentive Plan. The Company also has restricted shares outstanding pursuant to the terms of certain restricted stock purchase agreements that were not issued pursuant to either of the foregoing equity incentive plans.
     Nonqualified stock options to purchase an aggregate of 195,000 shares of common stock at an exercise price of $2.50 per share are outstanding under the 2005 Stock Option Plan at March 31, 2006. These options vest and become exercisable generally over a five-year period. The options expire ten years from the grant date. In the event of a change in control of the Company, these options shall immediately vest and become exercisable in full. No options were issued under the 2005 Stock Option Plan in 2006. As of completion of the Company’s IPO in February 2006, no additional options may be granted under the 2005 Stock Option Plan.
     The Company adopted the 2006 Equity Incentive Plan effective as of February 2, 2006. A total of 6,250,000 shares of common stock were authorized for issuance under the 2006 Equity Incentive Plan, in the form of stock options, restricted stock, restricted stock units or other share-based awards. The Company granted nonqualified options to purchase 2,167,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three-month period ended March 31, 2006, and options for the purchase of 2,137,000 shares of common stock were outstanding under this plan at March 31, 2006. The Company also granted 12,500 shares of restricted stock to the non-employee directors pursuant to this plan during the three-month period ended March 31, 2006, all of which were outstanding at March 31, 2006. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. The restrictions relating to the non-employee director restricted stock awards lapse on the one-year anniversary of the grant date.
     Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs are based on the estimated fair value of the respective options and the proportion vesting in each period. Stock-based employee compensation costs are calculated using the Black-Scholes option-pricing

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	45.0%
Expected term	5 years
Risk-free interest rates	4.57—4.72%
     Because the Company did not have publicly traded common stock prior to the completion of the IPO, the expected volatility assumption was also based on industry peer information. Additionally, because the Company had no outstanding stock options until September 2005, the expected term assumption was also based on industry peer information. The adoption of SFAS No. 123(R) resulted in the Company recognizing $851,000 of stock-based compensation expense in the three months ended March 31, 2006. The Company recognized a deferred income tax benefit of $317,000 related to the stock compensation expense.
     An analysis of stock option activity in the first quarter of 2006 under the Company’s stock incentive plans is as follows:

			Aggregate
		Weighted Average	Grant Date
	Options	Exercise Price	Fair Value (000’s)
Outstanding at December 31, 2005	195,000	$2.50	$218
Granted	2,167,000	19.51	19,253
Exercised	—	—	—
Forfeited	(30,000)	19.50	(267)

Outstanding at March 31, 2006	2,332,000	$18.09	$19,204

     At March 31, 2006, none of the outstanding options are exercisable. At March 31, 2006, there was approximately $20.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. These costs are expected to be recognized over a remaining weighted-average period of 3.9 years.
(6) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common share and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares after considering the additional dilution related to stock options. The Predecessor did not have any potentially dilutive units outstanding during the two months ended February 28, 2005. The following table presents the calculation of the Company’s net income per common share available to common shareholders – basic and diluted (in thousands, except share data):

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three-Month	One-Month
	Period Ended	Period Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income available to common stockholders	$6,552	$327

Denominator:
Weighted average common shares outstanding – basic	46,640,074	31,732,275
Dilutive effect of stock options	100,569	—

Weighted average common shares outstanding – diluted	46,740,643	31,732,275

Net income per common share available to common shareholders:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01
     Options for the purchase of 2,137,000 shares of common stock were not included in the calculation of first quarter 2006 diluted net income per common share available to common stockholders because their effect would be anti-dilutive.
(7) Long-Term Debt
     In connection with the recapitalization in March 2005, the Company entered into a senior credit facility (“Prior Credit Facility”) and also issued senior subordinated notes. The Prior Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $15.0 million. The Prior Credit Facility remained in place following the IPO and, as of March 31, 2006, the Company had no outstanding indebtedness thereunder. The senior subordinated notes, issued by the Company, bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. These amounts, together with a prepayment premium of approximately $1.1 million were repaid with proceeds from the IPO in February 2006.
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a $75.0 million, five-year senior secured revolving credit agreement (the “New Credit Agreement”) with UBS Securities LLC, Citigroup Global Markets, Inc. and the lenders party thereto, which replaced the Prior Credit Facility. The New Credit Agreement provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the New Credit Agreement to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for LIBOR loans ranges from 1.00% to 1.75%. The Company pays a fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
     The New Credit Agreement contains customary conditions to making loans, representations, warranties and covenants, including financial covenants. Financial covenants include (i) a ratio of total indebtedness to consolidated EBITDA not to exceed 2.50 to 1.00; (ii) minimum risk-based capital for each HMO subsidiary; and (iii) a minimum fixed charge coverage ratio of 1.75 to 1.00. Reference is made to the New Credit Agreement for the specific conditions to making loans and terms of the financial covenants and for definitions of terms related to such covenants. The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Goodwill and Intangible Assets
     In February 2006, in connection with the IPO, the Company issued 2,040,194 shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of approximately $26.6 million and an increase in our identifiable intangible asset (Medicare member network) of approximately $1.0 million. Changes to goodwill during the three months ended March 31, 2006, were (in thousands):

Balance at December 31, 2005	$315,057
Purchase of minority interest	26,562

Balance at March 31, 2006	$341,619

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at March 31, 2006 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Trade name	$24,500	$—
Noncompete agreements	800	173
Provider network	7,100	513
Medicare member network	49,528	4,393
Customer relationships	10,300	1,800
Management contract right	1,554	78

	$93,782	$6,957

     Amortization expense on identifiable intangible assets for the quarters ended March 31, 2006, and 2005 was approximately $1.9 million and $475,000, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2005, appearing in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) that was filed with the SEC on March 31, 2006. This discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, based on our current expectations that by their nature involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A.- Risk Factors” in the 2005 Form 10-K as supplemented herein by Part II, Item 1A. “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
     References in this report to “HealthSpring,” “Company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and predecessors, unless the context suggests otherwise.
Overview
     We are a managed care organization that focuses primarily on Medicare, the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services (“CMS”). As of March 31, 2006, we owned and operated Medicare Advantage health plans and stand-alone Medicare prescription drug plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. For the three months ended March 31, 2006, approximately 87.0% of our total revenue consisted of premiums we received from CMS pursuant to our Medicare contracts. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups.
     We operate our business through our subsidiaries. In general, we have a licensed HMO subsidiary in each state in which we do business that is regulated by the relevant state department of insurance. We also typically have non-regulated management subsidiaries in each of our geographic markets that contract with our HMO subsidiaries for management and other administrative services, including financial administration and analysis, credentialing, personnel, claims processing, utilization management, risk management, quality management, customer service, insurance processing, contract negotiation, provider relations, and reporting and analysis.
     On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D, in addition to continuing to provide medical benefits, to our Medicare Advantage plan members. We sometimes refer to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as “MA-only” (in other words, without prescription drug benefits) and “MA-PD” (with prescription drug benefits) plans. On January 1, 2006, we also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. We refer to these as “stand-alone PDP” or “PDP” plans.
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction involving our predecessor, NewQuest, LLC, its members, certain funds affiliated with GTCR Golder

Rauner II, LLC, or the GTCR Funds, and certain other investors and lenders. The recapitalization was completed on March 1, 2005. The recapitalization was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations. The aggregate transaction value for the recapitalization was $438.6 million including $91.2 million of identifiable intangible assets and goodwill of approximately $315.0 million.
     On February 8, 2006, we completed our initial public offering, or IPO, of common stock. In the IPO, we issued 10.6 million shares of common stock at a price of $19.50 per share. We used the net proceeds of the IPO of approximately $188.9 million to repay all of our outstanding indebtedness, including accrued and unpaid interest. In connection with the IPO, the minority interests in our Texas HMO subsidiary were exchanged for 2,040,194 shares of our common stock. In addition, as a result of the IPO, all of our outstanding shares of preferred stock and accrued but unpaid dividends automatically converted into 12,552,905 shares of Common Stock. Upon completion of the IPO, we had 57,289,549 shares of common stock outstanding.
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage, stand-alone PDP, and commercial plan membership as of the dates indicated.

	March 31,	December 31,	March 31,
	2006	2005	2005
Medicare Advantage Membership(1)
Tennessee	43,521	42,509	32,616
Texas	30,470	29,706	23,273
Alabama	24,820	24,531	14,287
Illinois	4,900	4,166	864
Mississippi(2)	395	369	—

Total	104,106	101,281	71,040

Medicare Stand-Alone PDP Membership	74,985	—	—

Commercial Membership(3)
Tennessee	29,454	29,859	27,564
Alabama	10,096	11,910	12,867

Total	39,550	41,769	40,431

(1)	Includes MA-only and MA-PD membership.

(2)	We commenced enrollment efforts in Mississippi in July 2005.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.
Basis of Presentation
     HealthSpring as it existed prior to the March 1, 2005 recapitalization is sometimes referred to as “predecessor.” For purposes of comparing our three-month period ended March 31, 2006 results with the comparable 2005 period, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the Company for the one-month period ended March 31, 2005. This combined presentation is not in accordance with United States generally accepted accounting principles (GAAP); however, we believe it is useful in analyzing and comparing certain of our operating trends for the quarters ended March 31, 2006 and 2005. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Results of Operations
     The following table sets forth the consolidated and combined statements of income data in dollars (in thousands) and expressed as a percentage of revenues for each period indicated.

	Three Months Ended March 31,
	2006		2005
			(combined)
Revenue:
Premium:
Medicare	$266,687	87.0%	$144,152	79.7%
Commercial	32,234	10.5	30,956	17.1

Total premium revenue	298,921	97.5	175,108	96.8
Management and other fees	5,635	1.8	5,110	2.8
Investment income	2,066	0.7	740	0.4

Total Revenue	306,622	100.0	180,958	100.0

Operating expenses:
Medical expense:
Medicare	220,433	71.9	115,160	63.6
Commercial	26,939	8.8	23,930	13.3

Total medical expense	247,372	80.7	139,090	76.9

Selling, general and administrative	34,609	11.3	29,392	16.2
Depreciation and amortization	2,423	0.8	1,175	0.6
Interest expense	8,361	2.7	1,649	0.9

Total operating expenses	292,765	95.5	171,306	94.7

Equity in earnings of unconsolidated affiliate	107	—	—	—
Income before minority interest and income taxes	13,964	4.5	9,652	5.3
Minority interest	(303)	(0.1)	(1,331)	(0.7)

Income before income taxes	13,661	4.4	8,321	4.6
Income tax expense	(5,088)	1.6	(3,745)	2.1

Net income before preferred dividends	8,573	2.8	4,576	2.5
Preferred dividends	2,021	0.7	(1,543)	0.9

Net income available to common stockholders and members	$6,552	2.1%	$3,033	1.7%

Comparison of the Three-Month Period Ended March 31, 2006 to the Combined Three-Month Period Ended March 31, 2005
Membership
     Medicare Advantage. Our Medicare Advantage (excluding Part D) membership increased by 46.6% to 104,106 members at March 31, 2006 as compared to 71,040 members at March 31, 2005. This increase was attributable to growth in membership in our existing core markets in Tennessee, Texas, and Alabama through increased penetration in existing service areas and geographic expansion into new counties contiguous to existing service areas. Enrollment efforts in our Illinois market, which commenced in December 2004, also contributed to the increase.
     Our Medicare Advantage membership of 104,106 at the end of the quarter increased by 2,825, or by 2.8%, over 2005 year-end membership. Our 2006 first quarter enrollment growth rate was moderated by higher than normal disenrollments experienced by the Company in its Medicare Advantage plans. The Company believes a substantial portion of this disenrollment is caused by member migration to other PDPs, some of which has been inadvertent and related to the confusion among the Medicare-eligible population caused by the implementation of Part D. The Company expects that new enrollments and disenrollments will both decline beginning May 15, 2006 as the annual enrollment “lock-in” provisions begin to take effect.

     Stand-Alone PDP. Stand-alone PDP membership was 74,985 at March 31, 2006, which declined during the quarter from the approximate 90,000 PDP members automatically assigned to the Company effective as of January 1, 2006. This initial membership declined as a result of many of these auto-assigned members selected other Medicare plans, including other PDPs. We received a second round of automatic assignments of stand-alone PDP members effective May 1, 2006. We expect our PDP membership will be between 70,000 and 80,000 by the end of the year.
     Commercial. Our commercial HMO membership declined 2.2% from 40,431 members at March 31, 2005 to 39,550 members at March 31, 2006. Commercial membership declined by 5.3% during the first quarter of 2006 (as compared to year end). The Company believes the commercial HMO membership declined during these periods primarily as a result of our decision to increase premiums to maintain our commercial margins.
Revenue
     Total revenue was $306.6 million in the three-month period ended March 31, 2006 as compared with $181.0 million for the same period in 2005, representing an increase of $125.7 million, or 69.4%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended March 31, 2006 was $298.9 million as compared with $175.1 million in the same period in 2005, representing an increase of $123.8 million, or 70.7%. The components of premium revenue and the primary reasons for changes were as follows:
     Medicare: Medicare Advantage premiums (excluding Part D) were $220.8 million in the three months ended March 31, 2006 versus $144.2 million in the prior year, representing an increase of $76.6 million, or 53.2%. The increase in Medicare Advantage premiums in 2006 is primarily attributable to a 49.0% increase in membership months to 308,516 for the three months ended March 31, 2006 from 207,024 for the comparable period of 2005. An increase in our average per member per month, or PMPM, premium to $715.64 for the first three months of 2006 from $696.31 for the comparable 2005 period, or by 2.8%, also contributed to the increase in premium revenue. For the three months ended March 31, 2006, Medicare Advantage premiums (excluding Part D) represented 73.9% of total premium revenue and 72.0% of total revenue, as compared with 82.3% and 79.7%, respectively, for the prior year comparable period. The decrease in percentages is attributable to the addition of Part D premiums on January 1, 2006.
     Medicare Part D premiums (prescription drug benefit premiums paid on MA-PD and PDP memberships) were $45.9 million in the three months ended March 31, 2006 which has been adjusted downward by approximately $4.4 million attributable to our estimation of risk corridor payments as if we settled with CMS as of the end of the first quarter. Our PMPM premiums received from CMS (not taking into account the risk corridor adjustment) averaged $87.44 for MA-PD members and $105.96 for stand-alone PDP members for the three months ended March 31, 2006. For the three months ended March 31, 2006, Medicare Part D premiums represented 15.4% of total premium revenue and 15.0% of total revenue.
     Commercial: Commercial premiums were $32.2 million in the three months ended March 31, 2006 as compared with $31.0 million in the 2005 comparable period, reflecting an increase of $1.3 million, or 4.1%. The increase was attributable to an average commercial premium increase of approximately 7.0%. For the first three months of 2006, commercial premiums represented 10.8% of total premium revenue and 10.5% of total revenue versus 17.7% and 17.1%, respectively, for the comparable period of the prior year. Because of the expansion of our Medicare program, continuing Medicare member growth in existing service areas, our recent decision to exit the individual and small employer group commercial markets in Alabama, and the implementation of Medicare Part D, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.

     Fee Revenue. Fee revenue was $5.6 million in the first three months of 2006 as compared with $5.1 million in the comparable period of 2005, representing an increase of $0.5 million, or 10.3%. The increase was primarily attributable to the addition of a new independent physician association in Tennessee in January 2006, increases in independent physician association management fees, which are calculated by reference to increased PMPM premiums, and the increase in Medicare Advantage membership.
     Investment Income. Investment income was $2.1 million for the first three months of 2006 versus $0.7 million for the comparable period of 2005, reflecting an increase of $1.3 million, or 179.2%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare. Medicare Advantage medical expense (excluding Part D prescription drug expense) for the three months ended March 31, 2006 increased $56.0 million, or 48.6%, to $171.2 million from $115.2 million for the comparable period of 2005, primarily as a result of increased membership. For the three months ended March 31, 2006, Medicare Advantage (excluding Part D) medical loss ratio, or MLR, was 77.53% versus 79.89% for the same period of 2005, although these statistics are not fully comparable (as the prior year comparable period includes prescription drugs costs that were part of the 2005 Medicare Advantage benefits package). The improvement is primarily attributable to better medical cost trends, a lighter flu season, and associated net favorable prior period reserve developments of approximately $12.9 million in the 2006 first quarter as compared with $6.2 million in the 2005 first quarter. Our Medicare Advantage medical expense (excluding Part D) calculated on a PMPM basis was associated net $554.85 for the three months ended March 31, 2006, compared with $556.26 for 2005, reflecting a slight decrease of 0.25%.
     Medicare Part D medical expense for the three months ended March 31, 2006 was $49.3 million. Because of the Part D product benefit design, HealthSpring incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the early part of the year.
     The Company estimates that it has incurred approximately $8.1 million of prescription drug costs (net of related drug manufacturers’ rebates) for persons who were, in fact, members of another PDP or Medicare Advantage plan. This amount has been reflected in the statement of income for the three-month period ended March 31, 2006 as Part D medical expenses and the Company has not recorded a receivable related thereto. CMS has recently issued draft materials relating to a proposed process for reconciling Medicare Advantage and stand-alone PDP errors in membership data and drug costs. CMS’s stated purpose for the process is to “reimburse Medicare prescription drug plans for drug costs incurred on behalf of Medicare beneficiaries who may have switched plans or otherwise may not have been appropriately enrolled in a plan” as the Part D program was being implemented. The Company does not believe it has any material liability to any other plans for HealthSpring members whose drug costs have been borne by other plans. Although the Company intends to actively pursue amounts due the Company in the CMS reconciliation process, there can be no assurances, however, that this process will be implemented in the current form, or at all, or that the Company will receive reimbursements from any other plan. Any reimbursement of these costs will come from other plans and will be recognized either as premium revenue or a reduction of medical expense when received by the Company.
     The Medicare Part D MLR was 107.31% for the three months ended March 31, 2006. This includes the $8.1 million of prescription drug cost for members of other Part D plans referenced above.
     Commercial. Commercial medical expense increased by $3.0 million, or 12.6%, to $26.9 million for the first three months of 2006 as compared to $23.9 million for the same period of 2005. The commercial MLR was 83.57% for the first three months of 2006 as compared with 77.30% in the same period in 2005, an increase of 627 basis points, which was primarily attributable to the favorable prior period reserve developments and changes in utilization patterns.

Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended March 31, 2006 was $34.6 million as compared with $22.4 million for the same prior year period (not including the $6.9 million of transaction expense described below), an increase of $12.2 million, or 54.2%. Transaction expense of $6.9 million was incurred in the three months ended March 31, 2005 in conjunction with the recapitalization. This expense includes fees paid to financial and legal advisors and other expenses.
     The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel in anticipation of the IPO and to support the implementation of Part D, increased sales commissions resulting from the increased membership, the recognition of stock compensation expense in connection with SFAS 123(R) and other spending associated with supporting and sustaining our membership growth, including expansion into new geographic areas. As a percentage of revenue, SG&A expense was 11.3% for the first three months of 2006 versus 12.4% for the same prior year period (not including the recapitalization transaction expense of 3.8% of revenue).
Depreciation and Amortization Expense
     Depreciation and amortization expense was $2.4 million in the three months ended March 31, 2006 as compared with $1.2 million in 2005, representing an increase of $1.2 million, or 100.0%. The increase is primarily attributable to the amortization of identifiable intangible assets recorded in conjunction with the recapitalization. Amortization related to the recapitalization in the amount of $1.9 million was recorded during the first three months of 2006 versus $0.5 million in the 2005 first quarter.
Interest Expense
     Interest expense was $8.4 million in the three month period ended March 31, 2006 as compared with $1.6 million in 2005. Most of the Company’s interest expense in 2006 related to the write-off of deferred financing costs in the amount of $5.4 million and an early pay-off premium of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO.
Minority Interest
     Minority interest was $0.3 million in the three months ended 2006 as compared with $1.3 million in 2005. The change is attributable to the inclusion of minority interest ownership in our Tennessee HMO and management subsidiaries and a higher minority interest ownership interest in our Texas HMO subsidiary for the two months of 2005 prior to the recapitalization. In conjunction with the IPO, all remaining minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the three months ended March 31, 2006, income tax expense was $5.1 million, reflecting an effective tax rate of 37.2%, versus $3.7 million, reflecting an effective tax rate of 44.9%, for 2005. The higher effective tax rate in 2005 was the result of losses at several of our subsidiaries, which are consolidated for accounting purposes, not being available for tax purposes given such subsidiaries’ prior status as pass-through entities for tax purposes.
Preferred Dividend
     In the three months ended March 31, 2006, the Company accrued $2.0 million of dividends payable on the preferred stock issued in connection with the recapitalization as compared to a dividend accrued in the 2005 combined quarter of $1.5 million for the one month following the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.

Liquidity and Capital Resources
     We finance our general operations primarily through internally generated funds.
      All of our outstanding funded indebtedness, substantially all of which was incurred in connection with the recapitalization, was repaid in February 2006 with proceeds from the IPO. We may borrow up to $75.0 million pursuant to our new senior secured revolving credit facility, which became effective in April 2006.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and selling, general and administrative expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our senior secured revolving credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the three month period ended March 31, 2006, compared to 2005, which includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the Company for the period from March 1, 2005 through March 31, 2005 were as follows:

		Combined
	Three months	three months
	ended	ended
	March 31, 2006	March 31, 2005
	(in thousands)
Net cash provided by operating activities	$109,470	$7,940
Net cash used in investing activities	(2,022)	(274,274)
Net cash provided by financing activities	47,174	327,475

Increase in cash and cash equivalents	$154,622	$61,141

The 2005 combined three months investing and financing activities were significantly affected by the recapitalization.
Cash Flows from Operating Activities
     Our cash flows are heavily influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. The April 2006 payment in the amount of $87.1 million was received in March 2006, which had the effect of increasing operating cash flows in that month with a corresponding decrease in April 2006. Adjusting our operating cash flows in the first quarter of 2006 for the effect of the timing of this payment, our operating cash flows would have been as follows:

Three months ended
March 31, 2006
(in thousands)
Net cash provided by operating activities, as reported	$109,470
Timing effect of CMS payment	(87,059)

Adjusted net cash provided by operating activities	$22,411

Cash Flows from Investing and Financing Activities
     For the three months ended March 31, 2006, the primary investing activities consisted of approximately $500,000 in property and equipment additions and approximately $1.5 million used to purchase investments, net of amortization. During the first three months of 2006, substantially all of the Company’s financing activities related to the issuance of common stock in the IPO in February 2006 and the $46.9 million of funds received from CMS for the benefit of members.

Statutory Capital Requirements
     Our HMO subsidiaries are required to satisfy minimum net worth requirements established by their respective state departments of insurance. At March 31, 2006, the statutory minimum net worth requirements and actual net worth were $24.6 million and $71.7 million, respectively in the aggregate, which was comprised of $9.6 million and $10.6 million, respectively, for the Tennessee HMO; $1.1 million and $14.8 million, respectively, for the Alabama HMO; and $13.9 million and $46.3 million, respectively, for the Texas HMO. Each of these subsidiaries were in compliance with applicable statutory requirements as of March 31, 2006. The HMOs are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would result in noncompliance with statutory capital requirements. At March 31, 2006, $305.1 million of the Company’s $317.8 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
Indebtedness
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a $75.0 million, five-year senior secured revolving credit agreement (the “New Credit Agreement”) with UBS Securities LLC, Citigroup Global Markets, Inc. and the lenders party thereto, which replaced the Company’s prior credit facility. The New Credit Agreement provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the New Credit Agreement to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for LIBOR loans ranges from 1.00% to 1.75%. The Company pays a fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
Preferred Stock
     We sold shares of preferred stock to the GTCR Funds, members of our predecessor, and certain other new investors in connection with the recapitalization. The holders of the preferred stock were entitled to an 8% cumulative dividend per year, which accrued on a daily basis and accumulated quarterly commencing on March 31, 2005, on the sum of the liquidation value of $1,000 per share plus all accumulated and unpaid dividends. The dividends accrued whether or not they have been declared. The preferred stock converted into 12,552,905 shares of common stock based on the aggregate liquidation value of the preferred stock at the time of the IPO of approximately $244.8 million, which included all accrued but unpaid dividends.
Off-Balance Sheet Arrangements
     At March 31, 2006, we did not have any off-balance sheet arrangement requiring disclosure.

Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations as of March 31, 2006:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Line of credit	$1,407	$281	$563	$563	$—
Medical claims	99,768	99,768	—	—	—
Operating lease obligations(1)	14,059	4,513	5,772	3,774	—
Other contractual obligations	312	72	144	96	—

Total	$115,546	$104,634	$6,479	$4,433	$

(1)	Includes leases for office space and equipment.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. For a more detailed discussion of the critical accounting policies and estimates of the Company, see our 2005 Form 10-K. The following provides a summary of our accounting policies and estimates relating to medical expense and medical claims liability.
Medical Expense and Medical Claims Liability
     Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or IBNR. Medical expense includes claim payments, capitation payments, and prescription drug costs, net of rebates, as well as estimates of future payments of claims incurred. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Prescription drug costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.

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
     Our use of the claims trend factor method considers many aspects of the managed care business. These considerations are aggregated in the medical expense trend and include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, and the number of neonatal intensive care babies). Accordingly, we rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs, and growth of our members in our trend assumptions. We apply different estimation methods depending on the month of service for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of IBNR, we estimate our claims incurred by applying the observed trend factors to the PMPM. For prior months, costs have been estimated using completion factors. In order to estimate the PMPMs for the most recent months, we validate our estimates of the most recent months’ utilization levels to the utilization levels in older months using actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.
     Our provision for adverse claims development is intended to account for variability in claims payment patterns and known and unknown environmental factors, among others. We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2006 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(2,732)	(3)%	$(1,448)
2	(1,843)	(2)	(964)
1	(932)	(1)	(481)
(1)	955	1	480

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were not material in relation to our medical claims liability as of March 31, 2006 and December 31, 2005.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     No material changes have occurred in our assets exposed to interest rate risk since the information previously reported as of year end under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Form 10-K for the year ended December 31, 2005, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
Item 4: Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the

effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of March 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
          We are not currently involved in any pending legal proceedings that we believe are material. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, one of our HMO subsidiaries.
          With regard to the latter form of claim described above, during the first quarter of 2006, the Alabama HMO and certain of its independent sales agents were sued in three different actions in the state circuit court of Wilcox County, Alabama by current and former HealthSpring plan members alleging, among other things, misrepresentations and otherwise inappropriate sales and enrollment practices by the independent sales agents and negligence by the HMO in the hiring, training, and supervision of the agents. Although these lawsuits are brought on behalf of different plaintiffs, the nature of the complaints, the facts alleged, and the relief sought, including compensatory and punitive damages, are substantially similar. Our Alabama HMO has responded to the complaints and, among other things, denied the plaintiffs’ claims for relief and asserted various affirmative defenses. The co-defendants, the Alabama HMO’s independent sales agents, have answered the complaints and filed cross-claims against the Alabama HMO alleging, among other things, false and misleading marketing and sales material and seeking indemnification and compensatory and punitive damages. We are in the early stages of these lawsuits and our investigations are ongoing. We intend to defend vigorously against these actions.
          When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges are recorded against earnings, taking into account prior accruals and insurance. Though there can be no assurances, the Company believes that the resolution of exisitng routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operation.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I- Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks described in the Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors were disclosed in the Form 10-K and are updated or otherwise revised to reflect new or additional risks and uncertainties.
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Approximately 87.0% and 82.4% of our total revenue for the three months ended March 31, 2006 and the combined twelve months ended December 31, 2005, respectively, are premiums generated by the operation of our Medicare Advantage health plans and, since January 1, 2006, our stand-alone PDP plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The premium rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense, including prescription drug costs, and other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.
Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients. In addition, as a result of the advent of Medicare Part D on January 1, 2006, we have experienced significant competition from new competitors, including pharmacy benefit managers, prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose stand-alone PDPs have been attracting our Medicare Advantage and PDP plan members. As a result of the foregoing factors, among others, we have experienced disenrollments from our plans at rates higher than we previously experienced or anticipated. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs. Our failure to maintain members in, or attract new members to, our health plans could adversely affect our results of operations.
Recent Challenges Faced by CMS and Our Plans’ Information and Reporting Systems Related to Implementation of Part D May Continue to Disrupt or Adversely Affect Our Plans.
     CMS’s information and reporting systems have continued to generate confusing and, we believe in some cases, erroneous membership and payment reports concerning our and others’ Medicare eligibility and enrollment. These developments have caused our plans to experience short-term disruptions in their operations and challenged our information and communications systems. The enrollment errors have also caused significant confusion among Medicare beneficiaries as to their participation in our or others’ Medicare Advantage plans. In addition, at the direction of CMS we have continued to incur prescription drug costs on behalf of Medicare beneficiaries who were not or are not members of one of our plans. Although CMS has initiated a process for reconciling the errors in membership and drug costs, there can be no assurance that we will receive reimbursement of these costs from CMS or another managed care or PDP plan. Moreover, we have experienced a reallocation of administrative resources and incurred unanticipated administrative expenses dealing with this confusion. Although we believe the current conditions are temporary and improving, there can be no assurance that the current confusion, systems failures, and mistaken membership and payment reports will not continue to disrupt or adversely affect our plans’ relationships with our members or our results of operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2006, the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)

1/1/06 — 1/31/06	—	$—	Inapplicable	Inapplicable

2/1/06 — 2/28/06	20,000	$0.20	Inapplicable	Inapplicable

3/1/06 — 3/31/06	—	$—	Inapplicable	Inapplicable

     The shares reflected in the table above were repurchased pursuant to the terms of a restricted stock purchase agreement between a terminated employee and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the employee’s cost for such shares.
Item 3: Defaults Upon Senior Securities
Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     During the period covered by this report, prior to the closing of our IPO, we solicited written consents of our stockholders in lieu of a special meeting to approve the following matters, and all of the matters described below were approved, effective as of January 31, 2006, by the requisite voting power of our voting securities entitled to vote thereon:
•	a 1-for-2 reverse split of our common stock, and the adoption of a Certificate of Amendment to our Certificate of Incorporation effecting the reverse split;

•	the adoption of an Amended and Restated Certificate of Incorporation, to be effective upon the consummation of our IPO;

•	the conversion of our preferred stock in connection with the IPO;

•	the adoption of Second Amended and Restated Bylaws, to be effective upon the consummation of our IPO;

•	a form of indemnification agreement between directors and executive officers and the Company;

•	the adoption of the HealthSpring, Inc. 2006 Equity Incentive Plan;

•	the ratification of the Company’s 2005 Stock Option Plan;

•	amended and restated restricted stock purchase agreements between certain employees and the Company;

•	an increase in the size of the Board of Directors of the Company to six members and the election of Russell K. Mayerfeld and Robert A. Hensley to fill the resulting vacancies, effective upon the consummation of our IPO; and

•	a classified board of directors, effective upon the consummation of our IPO, and the election of the following persons in each class as follows: Herbert A. Fritch and Joseph P. Nolan as the Class I Directors of the Company from and after the consummation of the IPO until the 2006 annual meeting of stockholders; Martin S. Rash and Daniel L. Timm as the Class II Directors of the Company from and after the consummation of the IPO until the 2007 annual meeting of stockholders; and Robert A. Hensley and Russell K. Mayerfeld as the Class III Directors of the Company from and after the consummation of the IPO until the 2008 annual meeting of stockholders or, in each case, until their successors are elected and qualified or their sooner resignation or removal.

Item 5: Other Information
Inapplicable.
Item 6: Exhibits
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: May 15, 2006	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002