Form 10-Q
period 2006-06-30
HealthSpring, Inc.
filed 2006-08-11
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐                No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 10, 2006

Common Stock, Par Value $0.01 Per Share	57,236,133 Shares

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Income of HealthSpring, Inc. for the three and six months ended June 30, 2006 and the four-month period ended June 30, 2005 and of the Predecessor for the two-month period ended February 28, 2005	2

Condensed Consolidated Statements of Cash Flows of HealthSpring, Inc. for the six months ended June 30, 2006 and the four-month period ended June 30, 2005 and of the Predecessor for the two-month period ended February 28, 2005	4

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$320,205	$110,085
Accounts receivable, net of allowance for doubtful accounts of $3,245 and $1,165 at June 30, 2006 and December 31, 2005, respectively	34,720	7,248
Investment securities available for sale	8,332	8,646
Current portion of investment securities held to maturity	13,228	14,313
Deferred income tax asset	12,501	5,778
Prepaid expenses and other assets	2,890	3,148

Total current assets	391,876	149,218
Investment securities held to maturity, less current portion	23,027	22,993
Property and equipment, net	4,806	4,287
Goodwill	341,619	315,057
Other intangible assets, net	84,943	87,675
Investment in and receivable from unconsolidated affiliate	1,372	1,469
Deferred financing costs	896	5,487
Restricted investments	6,715	5,652

Total assets	$855,254	$591,838

Liabilities and Stockholders’ Equity

Current liabilities:
Medical claims liability	$103,827	$82,645
Current portion of long-term debt	—	16,500
Accounts payable and accrued expenses	27,071	17,408
Deferred revenue	94,752	365
Funds held for the benefit of members	77,719	—
Other current liabilities	831	362

Total current liabilities	304,200	117,280
Long-term debt, less current portion	—	172,026
Deferred income tax liability	30,010	29,782
Other long-term liabilities	297	316

Total liabilities	334,507	319,404

Minority interest	—	11,890

Stockholders’ equity:
Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 227,154 shares issued and outstanding at December 31, 2005	—	2
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,489,549 shares issued and 57,263,549 outstanding at June 30, 2006, and 74,000,000 shares authorized, 32,283,950 shares issued and 32,083,950 outstanding at December 31, 2005	575	322
Additional paid in capital	481,615	249,317
Retained earnings	38,604	10,943
Treasury stock, at cost, 226,000 shares at June 30, 2006 and 200,000 shares at December 31, 2005	(47)	(40)

Total stockholders’ equity	520,747	260,544

Total liabilities and stockholders’ equity	$855,254	$591,838

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenue:
Premium:
Medicare	$282,347	$159,194
Commercial	31,852	31,455

Total premium revenue	314,199	190,649
Management and other fees	6,112	5,213
Investment income	2,492	760

Total revenue	322,803	196,622

Operating expenses:
Medicare	221,451	125,778
Commercial	29,406	27,961

Total medical expense	250,857	153,739
Selling, general and administrative	35,962	23,584
Depreciation and amortization	2,444	1,715
Interest expense	96	4,167

Total operating expenses	289,359	183,205

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	33,444	13,417
Equity in earnings of unconsolidated affiliate	63	—

Income before minority interest and income taxes	33,507	13,417
Minority interest	—	(341)

Income before income taxes	33,507	13,076
Income tax expense	(12,398)	(5,199)

Net income	21,109	7,877
Preferred dividends	—	(4,514)

Net income available to common stockholders	$21,109	$3,363

Net income per common share available to common stockholders:
Basic	$0.37	$0.10

Diluted	$0.37	$0.10

Weighted average common shares outstanding:
Basic	57,256,620	32,184,436

Diluted	57,352,474	32,184,436

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except unit and share data)
(unaudited)

			Predecessor
	Six-Month	Four-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	June 30, 2006	June 30, 2005	February 28, 2005
Revenue:
Premium:
Medicare	$549,034	$208,582	$94,764
Commercial	64,086	41,707	20,704

Total premium revenue	613,120	250,289	115,468
Management and other fees	11,747	6,862	3,461
Investment income	4,558	1,039	461

Total revenue	629,425	258,190	119,390

Operating expenses:
Medicare	441,884	166,407	74,531
Commercial	56,345	35,579	16,312

Total medical expense	498,229	201,986	90,843
Selling, general and administrative	70,571	31,368	21,608
Depreciation and amortization	4,867	2,575	315
Interest expense	8,457	5,774	42

Total operating expenses	582,124	241,703	112,808

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	47,301	16,487	6,582
Equity in earnings of unconsolidated affiliate	170	—	—

Income before minority interest and income taxes	47,471	16,487	6,582
Minority interest	(303)	(424)	(1,248)

Income before income taxes	47,168	16,063	5,334
Income tax expense	(17,486)	(6,316)	(2,628)

Net income	29,682	9,747	2,706
Preferred dividends	(2,021)	(6,057)	—

Net income available to common stockholders and members	$27,661	$3,690	$2,706

Net income per common share available to common stockholders:
Basic	$0.53	$0.12	—

Diluted	$0.53	$0.12	—

Weighted average common shares outstanding:
Basic	51,974,083	32,069,542	—

Diluted	52,072,784	32,069,542	—

Net income per member unit:
Basic	—	—	$0.55

Diluted	—	—	$0.55

Weighted average member units outstanding:
Basic	—	—	4,884,196

Diluted	—	—	4,884,196

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Predecessor
	Six-Month	Four-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	June 30, 2006	June 30, 2005	February 28, 2005
Cash from operating activities:
Net income	$29,682	$9,747	$2,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,867	2,575	315
Amortization of accrued loss on assumed lease	—	—	(97)
Stock-based compensation expense	2,160	164	—
Amortization of deferred financing cost	148	—	—
Paid-in-kind (PIK) interest on subordinated notes	116	357	—
Equity in earnings of unconsolidated affiliate	(170)	—	—
Minority interest	303	424	1,248
Deferred tax (benefit) expense	(6,495)	1,747	93
Write-off of deferred financing costs on debt repayment	5,375	—	—
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(27,472)	8,366	(2,470)
Prepaid expenses and other current assets	258	(934)	1,240
Medical claims liability	21,182	(4,151)	5,829
Accounts payable, accrued expenses, and other current liabilities	10,132	(21,061)	6,202
Other long-term liabilities	(19)	—	11
Deferred revenue	94,389	343	(113)

Net cash provided by (used in) operating activities	134,456	(2,423)	14,964

Cash flows from investing activities:
Purchase of property and equipment	(1,633)	(1,221)	(149)
Purchase of investment securities, held-to-maturity	(5,885)	(10,252)	(5,942)
Sale/maturity of investment securities	7,251	8,632	836
Purchase of restricted investments	(1,063)	(147)	(214)
Distributions from affiliates	106	—	—
Purchase of minority interest	—	(44,358)	—
Acquisitions, net of cash acquired	—	(223,747)	—

Net cash used in investing activities	(1,224)	(271,093)	(5,469)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	200,000	—
Payments on long-term debt	(188,642)	(9,483)	(117)
Deferred financing costs	(932)	(6,366)	—
Proceeds from issuance of common and preferred stock	188,750	139,977	—
Proceeds from sale of units in consolidated subsidiary	—	7,875	—
Funds received for the benefit of the members, net	77,719	—	—
Purchase of treasury stock	(7)	—	—
Distributions to minority stockholders	—	—	(1,771)
Cash advanced in recapitalization	—	—	1,000

Net cash provided by (used in) financing activities	76,888	332,003	(888)

Net increase in cash and cash equivalents	210,120	58,487	8,607
Cash and cash equivalents at beginning of period	110,085	—	67,834

Cash and cash equivalents at end of period	$320,205	$58,487	$76,441

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

			Predecessor
	Six-Month	Four-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	June 30, 2006	June 30, 2005	February 28, 2005
Supplemental disclosures:
Cash paid for interest	$2,840	$5,066	$42
Cash paid for taxes	7,257	5,265	279
Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	244,782	—	—
Issuance of common shares in conjunction with recapitalization	—	93,877	—
Unearned compensation related to issuance of stock options and restricted common stock	—	2,262	—

Effect of acquisitions:
Net assets acquired	$(27,590)	$(442,365)	$—
Preferred stock issued	—	91,082	—
Common stock issued	39,783	2,442	—
Purchase of minority interest	(12,193)	44,358	—
Capitalized transaction costs	—	5,295	—
Cash acquired	—	75,441	—

Acquisitions, net of cash acquired	$—	$(223,747)	$—

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc. (“HealthSpring” or the “Company”), a Delaware corporation, was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans and stand-alone Medicare prescription drug plans in the states of Tennessee, Texas, Alabama, Illinois and Mississippi. In addition, the Company also utilizes its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also manages healthcare plans and physician partnerships.
Basis of Presentation
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
     The accompanying unaudited condensed consolidated financial statements for the periods prior to February 28, 2005, reflect the results of operations and cash flows of the Predecessor. The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2006, for the three months ended June 30, 2005, and the period from March 1, 2005 through June 30, 2005 reflect the financial position, results of operations and cash flows of the Company. Certain 2005 amounts have been reclassified in this condensed consolidated financial statements to conform to the 2006 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of HealthSpring at June 30, 2006 and HealthSpring’s results of operations and cash flows for the three and six-month periods then ended, the three and four-month periods ended June 30, 2005 and the Predecessor’s results of operations and cash flows for the two-month period ended February 28, 2005. The results of operations for the 2006 interim periods are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.
(2) Use of Estimates
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to such estimates and assumptions include the allowances for doubtful accounts receivable and the medical claims liabilities and certain amounts recorded related to the new Medicare Part D program. Actual results could differ from those estimates.
(3) Accounts Receivable
     Accounts receivable consist primarily of unpaid health plan enrollee premiums and rebates from drug manufacturers owed to the Company. Enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest.
     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of prescription drugs by the Company’s members.
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
(4) Initial Public Offering
     On February 8, 2006, the Company completed an initial public offering, or IPO, of its common stock. In connection with the IPO, the Company sold 10.6 million shares of common stock at a price of $19.50 per share. Total proceeds to the Company were $188.7 million, net of $18.0 million of offering costs. From the proceeds of the offering and available cash, the Company repaid all of its long-term debt and accrued interest, including a $1.1 million prepayment penalty, totaling $189.9 million. Additionally, the Company issued approximately 12.6 million shares of common stock in exchange for all of the outstanding preferred stock, including cumulative dividends.
     The Company also issued approximately 2.0 million shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of $26.6 million and identifiable intangible assets of $1.0 million.
(5) Accounting for Prescription Drug Benefits under Part D
     On January 1, 2006, HealthSpring began providing prescription drug benefits pursuant to Medicare Part D, in addition to continuing to provide medical benefits to its Medicare Advantage plan members. HealthSpring refers to these plans after January 1, 2006 collectively as “Medicare Advantage” plans and separately as “MA-only” (without prescription drug benefits) and “MA-PD” (with prescription drug benefits). On January 1, 2006, HealthSpring also began providing prescription drug benefits on a stand-alone basis to Medicare eligible beneficiaries. HealthSpring refers to these plans as “stand-alone PDP” or “PDP.” In addition, HealthSpring sometimes refers collectively to the prescription drug or “PD” portion of its MA-PD plans and its PDP plans as its “Part D plans.”
     Prescription drug benefits under MA-PD and PDP plans vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles, and co-insurance. All Part D plans are required by law to offer either standard coverage or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). In addition to standard coverage plans, HealthSpring offers supplemental benefits in excess of the standard coverage.
     The monthly Part D payments HealthSpring receives from the Centers for Medicare and Medicaid Services (“CMS”) for Part D Plans generally represents HealthSpring’s bid amount for providing insurance

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
coverage, both standard and supplemental, and is recognized as premium revenue.
     To participate in Part D, HealthSpring was required to provide written bids to CMS, which among other items, included the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for HealthSpring MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds, may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with Emerging Issues Task Force EITF No. 93-14, “Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.” The Company’s balance sheet reflects a net liability to CMS of approximately $4.8 million related to estimated risk corridor adjustments as of June 30, 2006. This net liability arises as a result of the Company’s actual costs to-date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue. This adjustment does not take into account estimated future prescription drug cost experience.
     Certain Part D payments from CMS represent payments for claims HealthSpring pays for which it assumes no risk, including reinsurance and low-income cost subsidies. HealthSpring accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such amounts equaled $77.7 million as of and for the six months ended June 30, 2006. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments and other member benefits. HealthSpring recognizes prescription drug costs as incurred, net of rebates from drug companies. HealthSpring has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
     CMS recently announced Phase I of its process for “Plan to Plan Reconciliation” (“P2P”) with the stated purpose of resolving “situations when Part D plans paid claims in good faith for beneficiaries enrolled in another plan.” Phase I of CMS’s settlement process specifically relates to dates of service between January 1, 2006 and April 30, 2006. The Company has estimated the expected net amounts to be received under P2P and has recorded a receivable of approximately $3.8 million on its balance sheet at June 30, 2006 and reduced medical expenses during the three months ended June 30, 2006 by an equal amount relating to the estimated P2P reconciliation.
(6) Stock Based Compensation
     The Company has options outstanding under its 2005 Stock Option Plan and its 2006 Equity Incentive Plan.
     Nonqualified options to purchase an aggregate of 186,250 shares of common stock at an exercise price of $2.50 per share were outstanding under the 2005 Stock Option Plan at June 30, 2006. These options vest and become exercisable generally over a five-year period. The options expire ten years from the grant date. In the event of a change in control of the Company, these options will immediately vest and become exercisable in full. No options were issued under the 2005 Stock Option Plan in 2006. Upon the completion of the Company’s IPO in February 2006, no additional options may be granted under the 2005 Stock Option Plan.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company adopted the 2006 Equity Incentive Plan effective as of February 2, 2006. A total of 6,250,000 shares of common stock were authorized for issuance under the 2006 Equity Incentive Plan, in the form of stock options, restricted stock, restricted stock units or other share-based awards. The Company granted nonqualified options to purchase 2,597,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the six-month period ended June 30, 2006, and options for the purchase of 2,538,500 shares of common stock were outstanding under this plan at June 30, 2006. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. The Company also granted 19,500 shares of restricted stock to the non-employee directors pursuant to this plan during the six-month period ended June 30, 2006, all of which were outstanding at June 30, 2006. The restrictions relating to the restricted stock awards lapse on the one-year anniversary of the grant date.
     Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs are recognized based on the estimated fair value of the respective options and the period during which an employee is required to provide service in exchange for the award.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Stock-based employee compensation costs are calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June	Six Months Ended
	30, 2006	June 30, 2006
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	4.94 - 5.08%	4.57 - 5.08%
     Because the Company did not have publicly traded common stock prior to the completion of the IPO, the expected volatility assumption was based on industry peer information. Additionally, because the Company had no outstanding stock options until September 2005, the expected term assumption was also based on industry peer information. The adoption of SFAS No. 123R resulted in the Company recognizing $1.3 million and $2.2 million of stock-based compensation expense in the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2006, the Company recognized a deferred income tax benefit of approximately $0.5 million and $0.8 million, respectively, related to the stock compensation expense.
     An analysis of stock option activity for the six months ended June 30, 2006 under the Company’s stock incentive plans is as follows:

			Weighted Average
		Weighted Average	Grant Date
	Options	Exercise Price	Fair Value

Outstanding at December 31, 2005	195,000	$2.50	$1.12
Granted	2,597,000	19.17	8.75
Exercised	—	—	—
Forfeited	(67,250)	17.29	7.76

Outstanding at June 30, 2006	2,724,750	$17.85	$8.23

     At June 30, 2006, none of the outstanding options were exercisable. At June 30, 2006, there was approximately $19.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. These costs are expected to be recognized over a remaining weighted-average period of 3.7 years.
(7) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common share and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares after considering the additional dilution related to stock options. The Predecessor did not have any potentially dilutive units outstanding during the two months ended February 28, 2005. The following table presents the calculation of the Company’s net income per common share available to common shareholders — basic and diluted (in thousands, except share data):

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Numerator:
Net income available to common stockholders	$21,109	$3,363

Denominator:
Weighted average common shares outstanding — basic	57,256,620	32,184,436
Dilutive effect of stock options	93,475	—
Dilutive effect of restricted shares	2,379	—

Weighted average common shares outstanding — diluted	57,352,474	32,184,436

Net income per common share available to common stockholders:
Basic	$0.37	$0.10
Diluted	$0.37	$0.10

	Six-Month	Four-Month
	Period Ended	Period Ended
	June 30, 2006	June 30, 2005
Numerator:
Net income available to common stockholders	$27,661	$3,690

Denominator:
Weighted average common shares outstanding — basic	51,974,083	32,069,542
Dilutive effect of stock options	97,091	—
Dilutive effect of restricted shares	1,610	—

Weighted average common shares outstanding — diluted	52,072,784	32,069,542

Net income per common share available to common stockholders:
Basic	$0.53	$0.12
Diluted	$0.53	$0.12
     Options for the purchase of 2,538,500 shares of common stock were not included in the calculation of diluted net income per common share available to common stockholders for the three and six-month periods ended June 30, 2006 because their exercise prices were greater than the average market price of the Company’s common stock for the periods and, therefore, the effect would be anti-dilutive.
(8) Long-Term Debt
     In connection with the recapitalization in March 2005, the Company entered into a senior credit facility (“Prior Credit Facility”) and also issued senior subordinated notes. The Prior Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $15.0 million. The Prior Credit Facility remained in place following the IPO and, as of June 30, 2006, the Company had no outstanding indebtedness thereunder. The senior subordinated notes, issued by the Company, bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. These amounts, together with a prepayment premium of approximately $1.1 million were repaid with proceeds from the IPO in February 2006.
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a $75.0 million, five-year senior secured revolving credit agreement (the “New Credit Agreement”) with UBS Securities LLC (“UBS”), Citigroup Global Markets, Inc. (“CitiGroup”) and the lenders party thereto, which replaced the Prior Credit Facility. The New Credit Agreement provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the New Credit Agreement to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
LIBOR loans ranges from 1.00% to 1.75%. The Company pays a fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
     The New Credit Agreement contains conditions to making loans, representations, warranties and covenants, including financial covenants, customary for a transaction of this type. Financial covenants include (i) a ratio of total indebtedness to consolidated EBITDA not to exceed 2.50 to 1.00; (ii) minimum risk-based capital for each HMO subsidiary; and (iii) a minimum fixed charge coverage ratio of 1.75 to 1.00.
     The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable. The Company believes it is currently in compliance with its financial and other covenants under the New Credit Agreement.
(9) Goodwill and Intangible Assets
     Goodwill and intangible assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Goodwill	$341,619	$315,057
Intangible assets	84,943	87,675

Total	$426,562	$402,732

     In February 2006, in connection with the IPO, the Company issued 2,040,194 shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of approximately $26.6 million and an increase in our identifiable intangible asset (Medicare member network) of approximately $1.0 million. Changes to goodwill during the six months ended June 30, 2006, as follows (in thousands):

Balance at December 31, 2005	$315,057
Purchase of minority interest	26,562

Balance at June 30, 2006	$341,619

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at June 30, 2006 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Trade name	$24,500	$—
Noncompete agreements	800	213
Provider network	7,100	631
Medicare member network	49,528	5,425
Customer relationships	10,300	2,467
Management contract right	1,554	103

	$93,782	$8,839

     Amortization expense on identifiable intangible assets for the quarters ended June 30, 2006 and 2005 was approximately $1.9 million and $475,000, respectively. Amortization expense on identifiable

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
intangible assets for the six months ended June 30, 2006, the four-month period ending June 30, 2005 and the two-month period ending February 28, 2005 was approximately $3.8 million, $1.9 million and $0, respectively. Amortization expense for the three and six months ended June 30, 2006 includes approximately $400,000 and $800,000, respectively, as a result of the accelerated write-off of recorded intangibles for customer relationships in Alabama. The Company is writing down these intangible assets in anticipation of expected decreases in membership in Alabama.
(10) Tentative Dispute Resolution
     HealthSpring has received a demand letter from a hospital provider in Middle Tennessee claiming additional reimbursements under its provider contracts with the Company, relating to “stop-loss” provisions for hospital in-patient charges, changes in Medicare DRG classification that were incorrectly adjudicated, high dollar drug cases, and certain out-patient charges. Currently, the Company and the hospital system are in negotiations regarding a final settlement of all disputed claims. In connection with this dispute and the tentative settlement, the Company recorded a charge of $4.2 million during the quarter ended June 30, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 appearing in our 2005 Form 10-K that was filed with the SEC on March 31, 2006. This discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, based on our current expectations that by their nature involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2005 Form 10-K as supplemented herein by Part II, Item 1A: “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
     References in this report to “HealthSpring,” “Company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and predecessors, unless the context suggests otherwise.
Overview
     We are a managed care organization that focuses primarily on Medicare, the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the CMS. As of June 30, 2006, we owned and operated Medicare Advantage health plans and stand-alone Medicare prescription drug plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. For the three and six months ended June 30, 2006, approximately 87.4% and 87.2%, respectively, of our total revenue consisted of premiums we received from CMS pursuant to our Medicare contracts. Although we concentrate primarily on Medicare plans, we also utilize our infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups.
     On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We sometimes refer to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as “MA-only” (in other words, without prescription drug benefits) and “MA-PD” (with prescription drug benefits) plans. On January 1, 2006, we also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. We refer to these as “stand-alone PDP” or “PDP” plans. Accordingly, as of January 1, 2006 we began reflecting our membership by distinguishing between Medicare Advantage and PDP plans and our financial results, including premium revenue and medical expense, by distinguishing between Medicare (without Part D) and Part D. We have filed with CMS to expand our stand-alone PDP program on a national basis in 2007. Given CMS’s recent change in policy related to the benchmark calculations, this may have a more significant impact in 2008 than in 2007 in terms of potential increases in our PDP membership.
Recent Developments
     Agreement to acquire Florida Medicare HMO
     We entered into an agreement in May 2006 to acquire all of the outstanding capital stock of America’s Health Choice Medical Plans, Inc. (“America’s Health Choice” or “AHC”), a Florida-licensed HMO currently operating Medicare Advantage health plans in seven counties in Florida. An affiliate of AHC operates 33 medical clinics in and around the same seven county area. The Company will have an option to purchase the medical clinics in the event of the closing of the AHC acquisition. In connection with the agreement, a subsidiary of Healthspring entered into a separate agreement to manage the operations of AHC prior to closing the acquisition. For the three months ended June 30, 2006, the Company has recognized $0.9 million of fee revenue relating to this management agreement. For the year ended December 31, 2005, America’s Health Choice reported approximately $150.0 million in revenue and, as of June 30, 2006, had approximately 13,000 enrolled Medicare Advantage members and approximately 800 members in its stand-alone prescription drug plan.
     Pursuant to the terms of the purchase agreement, HealthSpring will pay the stockholders of America’s Health Choice $50.0 million in cash, subject to an escrow for balance sheet adjustments and post-closing indemnification obligations, if any. The closing of the acquisition, is subject to a number of usual and customary conditions, including the approval of CMS and Florida insurance regulators and the Company’s satisfactory completion of due diligence relating to the operations of AHC and its affiliates.
     Retroactive Risk Adjustments
     In July 2006, the Company was notified by CMS that its retroactive risk adjustment payment for its Medicare Advantage plans (not including Part D) through July would be approximately $12.6 million, which payment will be reflected as additional premium in the quarter ending September 30, 2006, in accordance with our policy of recording such adjustments on an as-received basis. As a result of the risk adjustment payment, we expect a favorable after-tax impact on net income of approximately $6.3 million after risk sharing with providers and income taxes. In addition, the Company estimates that the impact of the risk adjustments on Medicare Advantage (not including Part D) premiums for the balance of 2006 will be an increase over year-to-date average premiums of 1.5-2.0% which is similar to the amount of the premium increase in 2005 relating to the risk adjustment payment. Retroactive risk adjustment payments reflected as additional premium in the quarter ended September 30, 2005 equaled $8.2 million for the 2005 period through August.
     Additionally, the Company received risk adjustment payments in August of approximately $1.9 million and $1.1 million relating to prescription drug benefits provided by our MA-PD and PDP plans, respectively.
Basis of Presentation
     HealthSpring as it existed prior to the March 1, 2005 recapitalization is sometimes referred to as “predecessor.” For purposes of comparing our six-month period ended June 30, 2006 results with the comparable 2005 period, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the Company for the four-month period ended June 30, 2005. This combined presentation is not in accordance with U. S. generally accepted accounting principles (“GAAP”); however, we believe it is useful in analyzing and comparing certain of our operating trends for the six months ended June 30, 2006 and 2005. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries.

Results of Operations
     The following table sets forth the consolidated and combined statements of income data expressed in dollars and as a percentage of revenues for each period indicated.

	Three Months Ended June 30,
	2006		2005
Revenue:
Premium:
Medicare	$282,347	87.4%	$159,194	81.0%
Commercial	31,852	9.9	31,455	16.0

Total premium revenue	314,199	97.3	190,649	97.0
Management and other fees	6,112	1.9	5,213	2.6
Investment income	2,492	0.8	760	0.4

Total Revenue	322,803	100.0	196,622	100.0
Operating expenses:
Medical expense:
Medicare	221,451	68.6	125,778	64.0
Commercial	29,406	9.1	27,961	14.2

Total medical expense	250,857	77.7	153,739	78.2

Selling, general and administrative	35,962	11.1	23,584	12.0
Depreciation and amortization	2,444	0.8	1,715	0.9
Interest expense	96	—	4,167	2.1

Total operating expenses	289,359	89.6	183,205	93.2

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	33,444	10.4	13,417	6.8
Equity in earnings of unconsolidated affiliate	63	—	—	—

Income before minority interest and income taxes	33,507	10.4	13,417	6.8
Minority interest	—	—	(341)	(0.2)

Income before income taxes	33,507	10.4	13,076	6.6
Income tax expense	(12,398)	3.9	(5,199)	2.6

Net income	21,109	6.5	7,877	4.0
Preferred dividends	—	—	(4,514)	2.3

Net income available to common stockholders and members	$21,109	6.5%	$3,363	1.7%

	Six Months Ended June 30,
	2006		2005
			(combined)
Revenue:
Premium:
Medicare	$549,034	87.2%	$303,346	80.4%
Commercial	64,086	10.2	62,411	16.5

Total premium revenue	613,120	97.4	365,757	96.9
Management and other fees	11,747	1.9	10,323	2.7
Investment income	4,558	0.7	1,500	0.4

Total Revenue	629,425	100.0	377,580	100.0
Operating expenses:
Medical expense:
Medicare	441,884	70.2	240,938	63.8
Commercial	56,345	9.0	51,891	13.8

Total medical expense	498,229	79.2	292,829	77.6

Selling, general and administrative	70,571	11.2	52,976	14.0
Depreciation and amortization	4,867	0.8	2,890	0.8
Interest expense	8,457	1.3	5,816	1.5

Total operating expenses	582,124	92.5	354,511	93.9
Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	47,301	7.5	23,069	6.1
Equity in earnings of unconsolidated affiliate	170	—	—	—

Income before minority interest and income taxes	47,471	—	23,069	6.1
Minority interest	(303)	—	(1,672)	(0.4)

Income before income taxes	47,168	7.5	21,397	5.7
Income tax expense	(17,486)	2.8	8,944	2.4

Net income	29,682	4.7	12,453	3.3
Preferred dividends	(2,021)	0.3	6,057	1.6

Net income available to common stockholders and members	$27,661	4.4%	$6,396	1.7%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage, stand-alone PDP, and commercial plan membership as of the dates indicated.

	June 30,		December 31,	June 30,
	2006		2005	2005
Medicare Advantage Membership(1)
Tennessee	44,814		42,509	35,720
Texas	32,225		29,706	25,348
Alabama	24,669		24,531	16,014
Illinois	5,518		4,166	1,743
Mississippi	425		369	—	(2)

Total	107,651		101,281	78,825

Medicare Stand-Alone PDP Membership	88,139		—	—

Commercial Membership(3)
Tennessee	28,810		29,859	29,018
Alabama	9,303	(4)	11,910	12,379

Total	38,113		41,769	41,397

(1)	Includes MA-only and MA-PD membership.

(2)	We commenced enrollment efforts in Mississippi in July 2005.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(4)	We expect a decrease of 5,000 commercial members effective October 1, 2006 as a result of the discontinuation of coverage with a large employer in Alabama and expect Alabama commercial membership at December 31, 2006 to be under 3,000.
     The annual enrollment and lock-in provisions of the Medicare Modernization Act of 2003 took full effect on June 30, 2006. After June 30, generally only seniors turning 65 (so called “age-ins”), Medicare beneficiaries who permanently relocate to another service area, and dual-eligible beneficiaries and others who qualify for special needs plans will be permitted to enroll in or change Medicare plans. Accordingly, the Company is currently focusing its sales, marketing, and enrollment efforts on persons not subject to lock-in.
     Medicare Advantage. Our Medicare Advantage (excluding Part D) membership increased by 36.6% to 107,651 members at June 30, 2006 as compared to 78,825 members at June 30, 2005. The substantial majority of this increase was attributable to growth in membership in our existing core markets in Tennessee, Texas, Alabama and Illinois through increased penetration in existing service areas and geographic expansion into new counties contiguous to existing service areas.
     Stand-Alone PDP. Stand-alone PDP membership was 88,139 at June 30, 2006. In connection with the initial implementation of Part D, effective as of January 1, 2006, HealthSpring received automatic assignments of approximately 90,000 PDP members. This initial membership declined as many of these auto-assigned members selected other Medicare plans, including other PDPs. On May 1, 2006, HealthSpring received additional automatic assignments of approximately 20,000 PDP members.
     Commercial. Our commercial HMO membership declined from 41,397 members at June 30, 2005 to 38,113 members at June 30, 2006, or by 8.6%, primarily as a result of our decision to increase premiums to maintain our commercial margins and the discontinuance of certain unprofitable customer and provider relationships in Alabama and Tennessee. Commercial membership declined by 3,656 members, or by 8.8%, during the first six months of 2006 (as compared to year end) for the same reasons. We expect a decrease of 5,000 commercial members effective October 1, 2006 as a result of the discontinuation of coverage with a large employer in Alabama and expect Alabama commercial membership at December 31, 2006 to be under 3,000.

Comparison of the Three-Month Period Ended June 30, 2006 to the Three-Month Period Ended June 30, 2005
Revenue
     Total revenue was $322.8 million in the three-month period ended June 30, 2006 as compared with $196.6 million for the same period in 2005, representing an increase of $126.2 million, or 64.2%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended June 30, 2006 was $314.2 million as compared with $190.6 million in the same period in 2005, representing an increase of $123.6 million, or 64.8%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare premiums (excluding Part D) were $230.6 million in the three months ended June 30, 2006 versus $159.2 million in the prior year, representing an increase of $71.4 million, or 44.9%. The increase in Medicare Advantage premiums in 2006 is primarily attributable to the 39.4% increase in membership months to 317,953 for the three months ended June 30, 2006 from 228,131 for the comparable period of 2005. An increase in our average per member per month, or PMPM, premium to $725.42 for the second quarter of 2006 from $697.82 for the comparable 2005 period, or by 4.0%, also contributed to the increase in premium revenue. For the three months ended June 30, 2006, Medicare Advantage premiums (excluding Part D) represented 73.4% of total premium revenue and 71.4% of total revenue, as compared with 83.5% and 81.0%, respectively, for the prior year comparable period. This percentage decrease is primarily the result of Medicare Part D premiums that we began receiving as of January 1, 2006.
Medicare Part D: Medicare Part D premiums (prescription drug benefit premiums paid on MA-PD and PDP) were $51.7 million in the three months ended June 30, 2006. Our average PMPM premiums received from CMS were $86.45 for MA-PD members and $103.37 for stand-alone PDP members for the three months ended June 30, 2006. For the three months ended June 30, 2006, Medicare Part D premiums represented 16.5% of total premium revenue and 16.0% of total revenue.
Commercial: Commercial premiums were $31.9 million in the three months ended June 30, 2006 as compared with $31.5 million in the 2005 comparable period, reflecting an increase of $0.4 million, or 1.3%. The increase was attributable to an average commercial premium increase of approximately 8.3%, which was offset in part by the decline in membership. For the three months ended June 30, 2006, commercial premiums represented 10.1% of total premium revenue and 9.9% of total revenue versus 16.5% and 16.0%, respectively, for the prior year. Because of the expansion of our Medicare program, continuing Medicare member growth in existing service areas, our decision to exit the individual and small employer group commercial markets in Alabama, the anticipated loss of a large employer customer in Alabama, and the implementation of Medicare Part D, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.
     Fee Revenue. Fee revenue was $6.1 million in the second quarter of 2006 as compared with $5.2 million in the comparable period of 2005, representing an increase of $0.9 million, or 17.2%. The increase was primarily attributable to fees under the management agreement with AHC, which began May 30, 2006 and growth in membership, partially offset by decreases in other fee revenue.
     Investment Income. Investment income was $2.5 million for the second quarter of 2006 versus $0.8 million for the comparable period of 2005, reflecting an increase of $1.7 million, or 227.9%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage medical expense (excluding Part D prescription drug expense) for the three months ended June 30, 2006 increased $57.0 million, or 45.3%, to $182.7 million from $125.8 million for the comparable period of 2005, primarily as a result of increased membership. For the three months ended June 30, 2006, Medicare Advantage (excluding Part D) medical loss ratio, or MLR, was 79.23% versus 79.01% for the same period of 2005, although these statistics are not fully comparable as the prior year comparable period includes certain prescription drugs costs that are now covered by and accounted for in Medicare Part D. The increase in MLR is primarily attributable to higher than anticipated Medicare expense in our Tennessee HMO, including an accrual of $4.2 million of medical expense (of which $3.8 million was recorded as Medicare Advantage medical expense) in connection with the tentative settlement of a dispute over contractual claims going back over several years with a middle Tennessee hospital system. Our Medicare Advantage medical expense (excluding Part D) calculated on a PMPM basis was $574.71 for the three months ended June 30, 2006, compared with $551.34 for 2005, reflecting an increase of 4.24%.
     Medicare Part D. Medicare Part D medical expense for the three months ended June 30, 2006 was $38.7 million resulting in an MLR of 74.90%. Because of the Part D product benefit design, HealthSpring incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the early part of the year. Through the first six months of 2006 we have also incurred prescription drug costs for persons who were, in fact, members of another PDP or Medicare Advantage plan. These amounts, net of related drug manufacturers’ rebates and a $3.8 million receivable for non-member drug costs in connection with CMS’s process for plan-to-plan reconciliation have been reflected in the statement of income as Part D medical expense.
     Commercial. Commercial medical expense increased by $1.4 million, or 5.2%, to $29.4 million for the second quarter of 2006 as compared to $28.0 million for the same period of 2005. The commercial MLR was 92.32% for the first three months of 2006 as compared with 88.89% in the same period in 2005, an increase of 343 basis points, which was primarily attributable to a large number of high dollar in-patient cases combined with approximately $400,000 accrued on behalf of the commercial line of business relating to the settlement with the middle Tennessee hospital system.
Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended June 30, 2006 was $36.0 million as compared with $23.6 million for the same prior year period, an increase of $12.4 million, or 52.5%. The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel as a result of becoming a public company in February 2006 and to support the implementation of Part D, increased sales commissions resulting from the increased membership, the recognition of stock compensation expense in connection with the adoption of SFAS No. 123R effective as of January 1, 2006, and other spending associated with supporting and sustaining our membership growth, including expansion into new geographic areas. As a percentage of revenue, SG&A expense was 11.1% for the three months ended June 30, 2006 as compared with 12.0% for the same prior year quarter.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $2.4 million in the three months ended June 30, 2006 as compared with $1.7 million in the same period of 2005, representing an increase of $0.7 million, or 42.5%. Amortization related to the recapitalization in the amount of $1.9 million was recorded during the three months ended June 30, 2006 as compared with $1.4 million in the same quarter of 2005. Amortization expense in 2006 includes approximately $0.4 million as a result of the accelerated write-off of recorded intangibles for customer relationships in Alabama. We are writing down these intangibles in anticipation of expected decreases in membership in Alabama.
Interest Expense
     Interest expense was $0.1 million in the three-month period ended June 30, 2006 as compared with $4.2 million in the same period of 2005. Most of the Company’s interest expense in 2005 related to the Company’s indebtedness incurred in connection with the recapitalization, which was paid off with IPO proceeds in February 2006.
Minority Interest
     The Company recorded no minority interest in the three months ended June 30, 2006 as compared with $0.3 million in the same period of 2005. The change is attributable to the inclusion of minority interest ownership in our Texas HMO subsidiary in 2005. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the three months ended June 30, 2006, income tax expense was $12.4 million, reflecting an effective tax rate of 37.0%, versus $5.2 million, reflecting an effective tax rate of 39.8%, for the same period of 2005. The higher effective tax rate in 2005 was the result of the change in tax status and tax rates associated with certain subsidiaries that were formerly pass-through entities for tax purposes.
Preferred Dividend
     In the three months ended June 30, 2005, the Company accrued $4.5 million of dividends payable on the preferred stock issued in connection with the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Comparison of the Six-Month Period Ended June 30, 2006 to the Combined Six-Month Period Ended June 30, 2005
Revenue
     Total revenue was $629.4 million in the six-month period ended June 30, 2006 as compared with $377.6 million for the same period in 2005, representing an increase of $251.8 million, or 66.7%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the six months ended June 30, 2006 was $613.1 million as compared with $365.8 million in the same period in 2005, representing an increase of $247.4 million, or 67.6%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare premiums (excluding Part D) were $451.4 million in the six months ended June 30, 2006 versus $303.3 million in the prior year, representing an increase of $148.1 million, or 48.8%. The increase in Medicare Advantage premiums in 2006 is primarily attributable to the 44.0% increase in membership months to 626,469 for the six months ended June 30, 2006 from 435,155 for the comparable period of 2005. An increase in our average PMPM premium to $720.60 for the first six months of 2006 from $697.10 for the comparable 2005 period, or by 3.4%, also contributed to the increase in premium revenue. For the six months ended June 30, 2006, Medicare Advantage premiums (excluding Part D) represented 73.6% of total premium revenue and 71.7% of total revenue, as compared with 82.9% and 80.3%, respectively, for the prior year comparable period. This percentage decline is primarily the result of Medicare Part D premiums that we began receiving as of January 1, 2006.
Medicare Part D: Medicare Part D premiums were $97.6 million in the six months ended June 30, 2006. Our average PMPM premiums received from CMS were $86.94 for MA-PD members and $104.60 for stand-alone PDP members for the six months ended June 30, 2006. For the six months ended June 30, 2006, Medicare Part D premiums represented 15.9% of total premium revenue and 15.5% of total revenue.
Commercial: Commercial premiums were $64.1 million in the six months ended June 30, 2006 as compared with $62.4 million in the 2005 comparable period, reflecting an increase of $1.7 million, or 2.7%. The increase was attributable to an average commercial premium increase of approximately 7.6%, offset by the decline in membership. For the first six months of 2006, commercial premiums represented 10.5% of total premium revenue and 10.2% of total revenue versus 17.1% and 16.5%, respectively, for the prior year. Because of the expansion of our Medicare program, continuing Medicare member growth in existing service areas, our decision to exit the individual and small employer group commercial markets in Alabama, the anticipated loss of a large employer customer in Alabama, and the implementation of Medicare Part D, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.

     Fee Revenue. Fee revenue was $11.7 million in the first six months of 2006 as compared with $10.3 million in the comparable period of 2005, representing an increase of $1.4 million, or 13.8%. The increase was primarily attributable to the addition of the new management agreement with AHC and growth in membership, partially offset by decreases in other fee revenue.
     Investment Income. Investment income was $4.6 million for the first six months of 2006 versus $1.5 million for the comparable period of 2005, reflecting an increase of $3.1 million, or 203.9%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage medical expense (excluding Part D prescription drug expense) for the six months ended June 30, 2006 increased $113.0 million, or 46.9%, to $353.9 million from $240.9 million for the comparable period of 2005, primarily as a result of increased membership. For the six months ended June 30, 2006, Medicare Advantage (excluding Part D) MLR was 78.40% versus 79.43% for the same period of 2005, although these statistics are not fully comparable as the prior year comparable period includes prescription drug costs that are now covered by and accounted for in Medicare Part D. The improvement is primarily attributable to improvements in medical cost trends, a lighter flu season and favorable prior period reserve developments offset by higher than anticipated medical expense in our Tennessee HMO, including an accrual of $4.2 million of medical expense (of which $3.8 million was recorded as Medicare medical expense) in connection with the tentative settlement with a middle Tennessee hospital system. Our Medicare Advantage medical expense (excluding Part D) calculated on a PMPM basis was $564.93 for the six months ended June 30, 2006, compared with $553.68 for 2005, reflecting an increase of 2.03%.
     Medicare Part D. Medicare Part D medical expense for the six months ended June 30, 2006 was $88.0 million reflecting an MLR of 90.16%. Because of the Part D product benefit design, HealthSpring incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year. Part D expense includes prescription drug costs for members of other Part D plans. These amounts, net of related drug manufacturers rebates and a $3.8 million receivable for non-member drug costs in connection with CMS’s process for plan-to-plan reconciliation, have been reflected in the statement of income as Part D medical expense.
     Commercial. Commercial medical expense increased by $4.5 million, or 8.6%, to $56.4 million for the first six months of 2006 as compared to $51.9 million for the same period of 2005. The commercial MLR was 87.92% for the first six months of 2006 as compared with 83.14% in the same period in 2005, an increase of 478 basis points, which was primarily attributable to an unusually large number of high dollar in-patient cases during the 2006 second quarter combined with approximately $400,000 accrued on behalf of the commercial line of business relating to the settlement with the middle Tennessee hospital system discussed above.
Selling, General, and Administrative Expense
     SG&A expense for the six months ended June 30, 2006 was $70.6 million as compared with $53.0 million for the same prior year period, an increase of $17.6 million, or 33.2%. The prior period amount includes transaction expenses of $6.9 million as incurred in conjunction with the recapitalization.
     The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel in connection with the IPO and to support the implementation of Part D, increased sales commissions resulting from the increased membership, the recognition of stock compensation expense in connection with the adoption of SFAS No. 123R effective as of January 1, 2006 and other spending associated with supporting and sustaining our membership growth, including expansion into new geographic areas. As a percentage of revenue, SG&A expense was 11.2% for the first six months of 2006 as compared with 12.2% for the same prior year period.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $4.9 million in the six months ended June 30, 2006 as compared with $2.9 million in the same combined period of 2005, representing an increase of $2.0 million, or 68.4%. The increase is primarily attributable to the amortization of identifiable intangible assets recorded in conjunction with the recapitalization. Amortization related to the recapitalization in the amount of $3.8 million was recorded during the first six months of 2006 as compared with $1.9 million in the first six months of 2005. Amortization in 2006 includes approximately $0.8 million as a result of the accelerated write-off of recorded intangibles for customer relationships in Alabama. We are writing down these intangibles in anticipation of expected decreases in membership in Alabama.
Interest Expense
     Interest expense was $8.5 million in the six-month period ended June 30, 2006 as compared with $5.8 million in the same combined period of 2005. Most of the Company’s interest expense in 2006 related to the write-off of deferred financing costs in the amount of $5.4 million and an early pay-off penalty of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO. Interest expense in 2005 related primarily to the Company’s indebtedness incurred in connection with the recapitalization.
Minority Interest
     Minority interest was $0.3 million in the six months ended 2006 as compared with $1.7 million in the same combined period of 2005. The change is attributable to the inclusion of minority interest ownership in our Tennessee HMO and management subsidiaries and a higher minority interest ownership in our Texas HMO subsidiary for the two months of 2005 prior to the recapitalization. Contemporaneously with the recapitalization, we purchased all of the minority interests in the Tennessee subsidiaries. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the six months ended June 30, 2006, income tax expense was $17.5 million, reflecting an effective tax rate of 37.1%, versus $8.9 million, reflecting an effective tax rate of 41.8%, for the same combined period of 2005. The higher effective tax rate in 2005 was the result of losses at several of our subsidiaries, which are consolidated for accounting purposes, not being available for tax purposes given such subsidiaries’ prior status as pass-through entities for tax purposes.
Preferred Dividend
     In the six months ended June 30, 2006, the Company accrued $2.0 million of dividends payable on the preferred stock issued in connection with the recapitalization as compared to a dividend accrued in the same combined period in 2005 of $6.1 million for the four months following the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Liquidity and Capital Resources
     We finance our general operations primarily through internally generated funds. We also have an available credit facility, pursuant to which we may borrow up to $75.0 million.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under the New Credit Agreement will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the six-month period ended June 30, 2006, compared to 2005, which includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the Company for the period from March 1, 2005 through June 30, 2005 were as follows:

	Six Months Ended
	June 30,
		2005
	2006	(combined)
	(in thousands)
Net cash provided by operating activities	$134,456	$12,541
Net cash used in investing activities	(1,224)	(283,278)
Net cash provided by financing activities	76,888	337,831

Net increase in cash and cash equivalents	$210,120	$67,094

The 2005 combined six months investing and financing activities were significantly affected by the recapitalization.
Cash Flows from Operating Activities
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. The July 2006 payment in the amount of $94.7 million was received in June 2006, which had the effect of increasing operating cash flows in that month with a corresponding decrease in July 2006. Adjusting our operating cash flows in the first six months of 2006 for the effect of the timing of this payment, our operating cash flows would have been as follows:

Six months ended
June 30, 2006
(in thousands)
Net cash provided by operating activities, as reported	$134,456
Timing effect of CMS payment	(94,389)

Adjusted net cash provided by operating activities	$40,067

Cash Flows from Investing and Financing Activities
     For the six months ended June 30, 2006, the primary investing activities consisted of $1.6 million in property and equipment additions, approximately $5.9 million used to purchase investments, and $7.3 million in proceeds from the sale and maturity of investment securities. During the first six months of 2006, the Company’s financing activities consisted of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.7 million, of which $188.6 million was used to pay off all outstanding indebtedness, and $77.7 million of funds received from CMS for the benefit of members.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At June 30, 2006, our Texas (minimum $13.9 million; actual $46.3 million) and Alabama (minimum $1.1 million; actual $22.7 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding net worth substantially in excess of the statutory minimums, recent discussions we have had with the Alabama Department of Insurance confirm that the Alabama regulators do not believe that the Alabama HMO is in an “excess” capital position. At June 30, 2006, our Tennessee HMO subsidiary reflected a negative net worth of $1.7 million and was not in compliance with its statutory minimum net worth requirement of $9.6 million. The Tennessee HMO’s net worth deficiency resulted primarily from losses during the quarter and the classification of certain assets, including pharmacy rebates and intercompany receivables, as “non-admitted” assets for statutory accounting purposes. In August 2006, the Company took actions, including investing $12.0 million in additional cash, in the Tennessee HMO to remedy its non-compliance with state requirements.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At June 30, 2006, $339.9 million of the Company’s $371.5 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. The Company has filed notice with the Texas Department of Insurance and received approval to distribute up to $30.0 million in cash from the Texas HMO to the parent company.

Indebtedness
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into the New Credit Agreement, which provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the New Credit Agreement to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for LIBOR loans ranges from 1.00% to 1.75%. The Company pays a fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
     The New Credit Agreement contains conditions to making loans, representations, warranties and covenants, including financial covenants, customary for a transaction of this type. Financial covenants include (i) a ratio of total indebtedness to consolidated EBITDA not to exceed 2.50 to 1.00; (ii) minimum risk-based capital for each HMO subsidiary; and (iii) a minimum fixed charge coverage ratio of 1.75 to 1.00. The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable. The Company believes it is currently in compliance with its financial and other covenants under the New Credit Agreement.
Off-Balance Sheet Arrangements
     At June 30, 2006, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations as of June 30, 2006:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Line of credit	$1,336	$281	$563	$492	$—
Medical claims	103,827	103,827	—	—	—
Operating lease obligations(1)	14,304	5,125	5,955	3,224	—
Other contractual obligations	276	72	144	60	—

Total	$119,743	$109,305	$6,662	$3,776	$

(1)	Includes leases for office space and equipment.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. For a more complete discussion of the critical accounting policies and estimates of the Company, see our 2005 Form 10-K. The following provides a summary of our accounting policies and estimates relating to medical expense and the related medical claims liability and premium revenue recognition.
Medical Expense and Medical Claims Liability
     Medical expense is recognized in the period in which services are provided and includes an estimate of our IBNR. Medical expense includes claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Prescription drug costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.
     The IBNR constitutes the vast majority of the total medical claims liability and is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. Changes in this estimate can materially affect, either favorably or unfavorably, our consolidated operating results and overall financial position.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2006 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(2,954)	(3)%	$(1,447)
2	(1,992)	(2)	(963)
1	(1,008)	(1)	(481)
(1)	1,033	1	480

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were not material in relation to our medical claims liability as of June 30, 2006 and December 31, 2005.

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
     We experience monthly adjustments to our revenue based on member retroactivity, which reflect changes in the number and eligibility status of enrollees subsequent to when revenue is received.
     Additionally, our Medicare premium revenue is adjusted bi-annually to give effect to changing risk scores. In the Balanced Budget Act of 1997, Congress created a rate-setting methodology that included a provision requiring CMS to implement a risk adjustment payment system for Medicare health plans. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under risk adjustment methodology, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter and then issues a final payment in a subsequent year. The third quarter payment includes a retroactivity component for the portion of the year elapsed prior to the receipt of payment. We are not able to estimate the impact of these risk adjustments and as such record them on an as-received basis. As a result, our CMS PMPM premiums may change materially, either favorably or unfavorably.
     The monthly Part D payments HealthSpring receives from CMS for Part D Plans generally represents HealthSpring’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized as premium revenue.
     Payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for HealthSpring MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its original bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds, or symmetric risk corridors, may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with EITF No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.
     Certain Part D payments from CMS represent prepayments for claims HealthSpring pays for which it assumes no risk, including reinsurance and low-income cost subsidies. HealthSpring accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109, (“FIN 48”). FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the unrecognized tax benefits as well as specific detail related to certain tax uncertainties. FIN 48 is effective for us on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as an adjustment to retained earnings. We are currently evaluating the impact of FIN 48.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     No material changes have occurred in our assets exposed to interest rate risk since the information previously reported as of year end under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
Item 4: Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of June 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material, including the related lawsuits described in the next paragraph. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, our HMO subsidiaries. Though there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operation.
     As previously disclosed, during the first quarter of 2006 the Alabama HMO and certain of its independent sales agents were sued in three separate actions in the state circuit court of Wilcox County, Alabama by current and former HealthSpring plan members alleging, among other things, misrepresentations and otherwise inappropriate sales and enrollment practices by the independent sales agents and negligence by the HMO in the hiring, training, and supervision of the agents. A similar lawsuit was filed in August 2006 in the state circuit court of Dallas County, Alabama. Although these lawsuits are brought on behalf of different plaintiffs, the nature of the complaints, the facts alleged, and the relief sought, including compensatory and punitive damages, are substantially similar. Our Alabama HMO responded to the first three complaints and, among other things, denied the plaintiffs’ claims for relief and asserted various affirmative defenses. The co-defendants in the first three complaints, the Alabama HMO’s independent sales agents, have answered the complaints and filed cross-claims against the Alabama HMO alleging, among other things, false and misleading marketing and sales materials and seeking indemnification and compensatory and punitive damages. We continue to be in the early stages of these lawsuits and our investigations are ongoing. We intend to defend vigorously against these actions.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I — Item 1A. Risk Factors” in the 2005 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks described in the 2005 Form 10-K and below are the ones the Company currently considers to be material but are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors were disclosed in the 2005 Form 10-K and are updated or otherwise revised to reflect new or additional risks and uncertainties.
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Approximately 87.2% and 82.4% of our total revenue for the six months ended June 30, 2006 and the combined twelve months ended December 31, 2005, respectively, are premiums generated by the operation of our Medicare Advantage health plans and, since January 1, 2006, our stand-alone PDP plans. As a result, our revenue and profitability are dependent on government funding levels for Medicare Advantage programs. The premium rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense, including prescription drug costs, and other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.

Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients. In addition, as a result of the advent of Medicare Part D on January 1, 2006, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organizations competitors whose stand-alone PDPs have been attracting our Medicare Advantage and PDP plan members. As a result of the foregoing factors, among others, we have experienced disenrollments from our plans during 2006 at rates higher than we previously experienced or anticipated. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs. Our failure to maintain members in, or attract new members to, our health plans could adversely affect our results of operations.
Recent Challenges Faced by CMS and Our Plans’ Information and Reporting Systems Related to Implementation of Part D May Continue to Disrupt or Adversely Affect Our Plans.
     CMS’s information and reporting systems have during 2006 continued to generate confusing and, we believe in some cases, erroneous membership and payment reports concerning our and others’ Medicare eligibility and enrollment. These developments have caused our plans to experience short-term disruptions in their operations and challenged our information and communications systems. The enrollment errors have also caused significant confusion among Medicare beneficiaries as to their participation in our or others’ Medicare Advantage plans. Moreover, we have experienced a reallocation of administrative resources and incurred unanticipated administrative expenses dealing with this confusion. Although we believe the current conditions are temporary and improving, there can be no assurance that the current confusion, systems failures, and mistaken membership and payment reports will not continue to disrupt or adversely affect our plans’ relationships with our members or our results of operations.
     The following risk factors were not disclosed in the form below in our 2005 Form 10-K and reflect new events or additional risks and uncertainties since the filing of the 2005 Form 10-K.
CMS’s Recently Announced Plan-to-Plan Reconciliation Process May Not Result in the Recovery of Non-Member Medical Expenses Borne by the Company
     The Company has incurred Part D medical expense on behalf of Medicare beneficiaries who were not members of a Company-sponsored prescription drug plan. CMS has established a Plan-to-Plan (or “P2P”) Reconciliation Process for dates of service between January 1 and April 30, 2006 to address this condition and provide a means for reimbursement of some or all of these costs by the plan receiving premiums for these beneficiaries. Based on preliminary exchanges of data files between managed care plans, the Company estimates that it has incurred approximately $8.6 million of costs that are potentially recoverable under the current P2P reconciliation process. The P2P reconciliation process is specific regarding the format for the submission of data files. CMS will not begin accepting formal submissions of data files until its systems are in place and ready to receive these files. The Company currently estimates that, of the $8.6 million in total drug costs mentioned above, it currently has data files in the format prescribed by CMS to support claims of approximately $4.2 million. The Company has also received similar claims from other plans aggregating approximately $1.7 million. In connection with this process, and based on our information known to date the Company has estimated and recorded a net receivable of $3.8 million and reduced medical expenses during the quarter ended June 30, 2006.
     Although the Company is participating in the P2P reconciliation process, there can be no assurance that the CMS process will result in the recovery by the Company of any amounts paid by the Company on behalf of members of other plans. Moreover, although the Company continues to develop files to support additional P2P reconciliation claims, there is no assurance that the Company will be able to produce such files in the proscribed CMS format. Ultimate resolution of the P2P reconciliation process could result in adjustments, up or down, to the net amount currently estimated and recoverable.
The Acquisition of AHC is subject to Regulatory Approval and Additional Due Diligence and May Not be Consummated on the Terms Agreed or At All
     In addition to the normal risks associated with acquiring another company and integration of that company’s operations with those of HealthSpring, the consummation of the Company’s announced agreement to acquire AHC is subject to a number of other risks and uncertainties associated with completing the AHC acquisition, including the federal and Florida regulatory approval processes and the termination of CMS marketing and enrollment sanctions; HealthSpring’s ability to identify risks and potential liabilities in its due diligence review of the books, records, and operations of AHC and its affiliates, including existing disputes and other contingent liabilities associated with the operation of AHC and the medical clinics, AHC’s and the clinics’ claims files, and the adequacy and accuracy of the support for AHC’s current risk scores; HealthSpring’s inexperience in the Florida market in general and with AHC’s provider network in particular; and, in the absence of HealthSpring’s exercise of its option to purchase the medical clinics, the ability of the AHC affiliates to operate the medical clinics in accordance with the agreements.
There Can be No Assurance that the Company will Settle the Disputes with the Middle Tennessee Hospital System on the Terms Currently Contemplated or At All
     In early 2006, HealthSpring received a demand letter from a hospital provider in Middle Tennessee claiming additional reimbursements under its provider contracts with the Company. The general nature of the purported claims related to “stop-loss” provisions for hospital in-patient charges, changes in Medicare DRG classification that were incorrectly adjudicated, high dollar drug cases, and certain out-patient charges. A substantial portion of the hospital’s claims related to dates of service in 2004 and 2005. The Company has analyzed the hospital’s claims for reimbursement and the provisions of the provider contract, which is scheduled to expire in December 2007. Currently, the Company and the hospital system are in negotiations regarding a final settlement of all disputed claims. Simultaneously with the settlement, the parties would enter into a new, three-year provider agreement with favorable Medicare reimbursement rates. In connection with this dispute and the tentative settlement, the Company recorded an initial charge of $800,000 in December 2005 and an additional charge of $4.2 million during the quarter ended June 30, 2006. There can be no assurances, however, that a final settlement will be reached on the terms currently contemplated or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2006, the Company repurchased the following shares of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)
4/1/06 – 4/30/06	–	$–	Inapplicable	Inapplicable
5/1/06 – 5/31/06	–	$–	Inapplicable	Inapplicable
6/1/06 – 6/30/06	13,000	$0.20	Inapplicable	Inapplicable
     The shares reflected in the table above were repurchased pursuant to the terms of restricted stock purchase agreements between two terminated employees and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the employees’ cost for such shares.
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders (“Annual Meeting”) on June 6, 2006. At the Annual Meeting, the stockholders voted on two items: (1) the election of three Class I Directors to three-year terms, and (2) the ratification of the Company’s 2006 Equity Incentive Plan. Proxies were solicited pursuant to and in accordance with Section 14(a) and Regulation 14 of the Exchange Act.
     The three Class I Directors elected at the Annual Meeting were Bruce M. Fried, with 50,647,298 votes cast for his election and 1,119,046 votes withheld; Herbert A. Fritch, with 51,534,583 votes cast for his election and 231,761 votes withheld; and Joseph P. Nolan, with 43,279,967 votes cast for his election and 8,486,377 votes withheld. The other directors, whose term of office as directors continued after the Annual Meeting, are Robert Z. Hensley, Russell K. Mayerfeld, Martin S. Rash, and Daniel L. Timm.
     The adoption of the Company’s 2006 Equity Incentive Plan was ratified with 42,515,802 votes cast for ratification, 5,897,723 votes cast against ratification, and 62,854 votes abstaining. There were also 3,289,965 broker non-votes on this matter.
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
HEALTHSPRING, INC.

Date: August 11, 2006	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002