Form 10-Q
period 2006-09-30
HealthSpring, Inc.
filed 2006-11-09
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
Commission File Number: 001-32739
HealthSpring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1821898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Vantage Way, Suite 300
Nashville, Tennessee	37228
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 7, 2006

Common Stock, Par Value $0.01 Per Share	57,234,112 Shares

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Income of HealthSpring, Inc. for the three and nine months ended September 30, 2006 and the seven-month period ended September 30, 2005 and of the Predecessor for the two-month period ended February 28, 2005	2

Condensed Consolidated Statements of Cash Flows of HealthSpring, Inc. for the nine months ended September 30, 2006 and the seven-month period ended September 30, 2005 and of the Predecessor for the two-month period ended February 28, 2005	4

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	45
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$267,061	$110,085
Accounts receivable, net of allowance for doubtful accounts of $2,953 and $1,165 at September 30, 2006 and December 31, 2005, respectively	29,464	7,248
Investment securities available for sale	8,138	8,646
Current portion of investment securities held to maturity	12,065	14,313
Deferred income tax asset	5,809	5,778
Prepaid expenses and other assets	2,922	3,148

Total current assets	325,459	149,218
Investment securities held to maturity, less current portion	21,767	22,993
Property and equipment, net	6,075	4,287
Goodwill	341,619	315,057
Other intangible assets, net	83,059	87,675
Investment in and receivable from unconsolidated affiliate	1,384	1,469
Deferred financing costs	849	5,487
Restricted investments	7,210	5,652

Total assets	$787,422	$591,838

Liabilities and Stockholders’ Equity

Current liabilities:
Medical claims liability	$107,375	$82,645
Current portion of long-term debt	—	16,500
Accounts payable and accrued expenses	19,538	17,408
Deferred revenue	202	365
Funds held for the benefit of members	76,793	—
Other current liabilities	870	362

Total current liabilities	204,778	117,280
Long-term debt, less current portion	—	172,026
Deferred income tax liability	29,097	29,782
Other long-term liabilities	283	316

Total liabilities	234,158	319,404

Minority interest	—	11,890

Stockholders’ equity:
Redeemable convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 227,154 shares issued and outstanding at December 31, 2005	—	2
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,490,299 shares issued and 57,234,008 outstanding at September 30, 2006, and 74,000,000 shares authorized, 32,283,950 shares issued and 32,083,950 outstanding at December 31, 2005	573	322
Additional paid in capital	483,087	249,317
Retained earnings	69,657	10,943
Treasury stock, at cost, 256,000 shares at September 30, 2006 and 200,000 shares at December 31, 2005	(53)	(40)

Total stockholders’ equity	553,264	260,544

Total liabilities and stockholders’ equity	$787,422	$591,838

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenue:
Premium:
Medicare	$302,261	$194,630
Commercial	30,037	32,150

Total premium revenue	332,298	226,780
Management and other fees	8,249	5,156
Investment income	3,314	1,185

Total revenue	343,861	233,121

Operating expenses:
Medicare	228,829	149,369
Commercial	27,610	29,858

Total medical expense	256,439	179,227
Selling, general and administrative	37,839	31,909
Depreciation and amortization	2,541	2,207
Interest expense	119	4,376

Total operating expenses	296,938	217,719

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	46,923	15,402
Equity in earnings of unconsolidated affiliate	93	30

Income before minority interest and income taxes	47,016	15,432
Minority interest	—	(794)

Income before income taxes	47,016	14,638
Income tax expense	(15,963)	(5,823)

Net income	31,053	8,815
Preferred dividends	—	(4,702)

Net income available to common stockholders	$31,053	$4,113

Net income per common share available to common stockholders:
Basic	$0.54	$0.13

Diluted	$0.54	$0.13

Weighted average common shares outstanding:
Basic	57,218,805	32,283,969

Diluted	57,319,221	32,283,969

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit data)
(unaudited)

			Predecessor
	Nine-Month	Seven-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2006	September 30, 2005	February 28, 2005
Revenue:
Premium:
Medicare	$851,295	$403,212	$94,764
Commercial	94,123	73,857	20,704

Total premium revenue	945,418	477,069	115,468
Management and other fees	19,995	12,018	3,461
Investment income	7,872	2,224	461

Total revenue	973,285	491,311	119,390

Operating expenses:
Medicare	670,713	315,776	74,531
Commercial	83,955	65,437	16,312

Total medical expense	754,668	381,213	90,843
Selling, general and administrative	108,410	63,277	21,608
Depreciation and amortization	7,408	4,782	315
Interest expense	8,576	10,150	42

Total operating expenses	879,062	459,422	112,808

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	94,223	31,889	6,582
Equity in earnings of unconsolidated affiliate	264	30	—

Income before minority interest and income taxes	94,487	31,919	6,582
Minority interest	(303)	(1,218)	(1,248)

Income before income taxes	94,184	30,701	5,334
Income tax expense	(33,449)	(12,139)	(2,628)

Net income	60,735	18,562	2,706
Preferred dividends	(2,021)	(10,759)	—

Net income available to common stockholders and members	$58,714	$7,803	$2,706

Net income per common share available to common stockholders:
Basic	$1.09	$0.24	—

Diluted	$1.09	$0.24	—

Weighted average common shares outstanding:
Basic	53,741,536	32,161,574	—

Diluted	53,840,646	32,161,574	—

Net income per member unit:
Basic	—	—	$0.55

Diluted	—	—	$0.55

Weighted average member units outstanding:
Basic	—	—	4,884,196

Diluted	—	—	4,884,196

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Predecessor
	Nine-Month	Seven-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2006	September 30, 2005	February 28, 2005
Cash from operating activities:
Net income	$60,735	$18,562	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,408	4,782	315
Amortization of accrued loss on assumed lease	—	—	(97)
Stock-based compensation expense	3,772	288	—
Amortization of deferred financing cost	195	605	—
Paid-in-kind (PIK) interest on subordinated notes	116	628	—
Equity in earnings of unconsolidated affiliate	(264)	(30)	—
Minority interest	303	1,218	1,248
Deferred tax (benefit) expense	(717)	(3,447)	93
Write-off of deferred financing costs on debt repayment	5,375	—	—
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(22,216)	8,345	(2,470)
Prepaid expenses and other current assets	226	519	1,240
Medical claims liability	24,730	10,007	5,829
Accounts payable, accrued expenses, and other current liabilities	2,638	(9,895)	6,202
Other long-term liabilities	(33)	—	11
Deferred revenue	(163)	67,609	(113)

Net cash provided by operating activities	82,105	99,191	14,964

Cash flows from investing activities:
Purchase of property and equipment	(3,559)	(2,024)	(149)
Purchase of investment securities, held-to-maturity	(8,334)	(17,861)	(5,942)
Sale/maturity of investment securities	12,279	11,813	836
Purchase of restricted investments	(1,558)	(134)	(214)
Distributions from affiliates	226	—	—
Purchase of minority interest	—	(44,358)	—
Acquisitions, net of cash acquired	—	(218,467)	—

Net cash used in investing activities	(946)	(271,031)	(5,469)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	200,000	—
Payments on long-term debt	(188,642)	(13,608)	(117)
Deferred financing costs	(932)	(6,366)	—
Proceeds from issuance of common and preferred stock	188,611	139,977	—
Proceeds from sale of units in consolidated subsidiary	—	7,875	—
Funds received for the benefit of the members, net	76,793	—	—
Purchase of treasury stock	(13)	—	—
Distributions to minority stockholders	—	—	(1,771)
Cash (applied) advanced in recapitalization	—	(5,630)	1,000

Net cash provided by (used in) financing activities	75,817	322,248	(888)

Net increase in cash and cash equivalents	156,976	150,408	8,607
Cash and cash equivalents at beginning of period	110,085	—	67,834

Cash and cash equivalents at end of period	$267,061	$150,408	$76,441

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

			Predecessor
	Nine-Month	Seven-Month	Two-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2006	September 30, 2005	February 28, 2005
Supplemental disclosures:
Cash paid for interest	$2,958	$8,834	$42

Cash paid for taxes	$27,124	$14,540	$279

Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	$244,782	—	—

Issuance of common shares in conjunction with recapitalization	—	$93,877	—

Unearned compensation related to issuance of stock options and restricted common stock	—	$2,262	—

Effect of acquisitions:
Net assets acquired	$(27,590)	$(437,085)	$—
Preferred stock issued	—	91,082	—
Common stock issued	39,783	2,442	—
Purchase of minority interest	(12,193)	44,358	—
Capitalized transaction costs	—	5,295	—
Cash acquired	—	75,441	—

Acquisitions, net of cash acquired	$—	$(218,467)	$—

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
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring as of December 31, 2005 and for the ten-month period from March 1, 2005 (inception) to December 31, 2005, and of NewQuest, LLC and subsidiaries (collectively, the “Predecessor”) for the two-month period ended February 28, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006 (“2005 Form 10-K”). The financial statements are presented in a comparative format. Although the accounting policies of HealthSpring and the Predecessor are consistent, their financial statements are not directly comparable primarily because of purchase accounting adjustments resulting from the recapitalization on March 1, 2005, which was accounted for as a purchase.
     The accompanying unaudited condensed consolidated financial statements for the periods prior to February 28, 2005, reflect the results of operations and cash flows of the Predecessor. The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006, for the three months ended September 30, 2005, and the period from March 1, 2005 through September 30, 2005 reflect the financial position, results of operations and cash flows of the Company. Certain 2005 amounts have been reclassified in these condensed consolidated financial statements to conform to the 2006 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position of HealthSpring at September 30, 2006 and HealthSpring’s results of operations and cash flows for the three and nine-month periods then ended, the three and seven-month periods ended September 30, 2005 and the Predecessor’s results of operations and cash flows for the two-month period ended February 28, 2005. The results of operations for the 2006 interim periods are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to such estimates and assumptions include the allowance for doubtful accounts receivable, medical claims liability and certain amounts recorded related to the new Medicare Part D program. Actual results could differ from those estimates.
(2) Accounts Receivable
     Accounts receivable at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Rebates	$13,367	$1,039
Commercial HMO premium receivables	4,412	3,814
Plan to plan receivables from other health plans	5,876	—
Medicare premium receivables	4,691	2,139
Other	4,071	1,421

	32,417	8,413
Allowance for doubtful accounts	(2,953)	(1,165)

Total	$29,464	$7,248

     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of prescription drugs by the Company’s members.
     Additionally, accounts receivable includes amounts owed the Company from other health plans as part of the Centers for Medicare and Medicaid Services (“CMS”) plan-to-plan reconciliation process. See footnote 4, “Accounting for Prescription Drug Benefits Under Part D.”
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
(3) Initial Public Offering
     On February 8, 2006, the Company completed an initial public offering, or IPO, of its common stock. In connection with the IPO, the Company sold 10.6 million shares of common stock at a price of $19.50 per share. Total proceeds to the Company were $188.6 million, net of $18.1 million of offering costs. From the proceeds of the offering and available cash, the Company repaid all of its long-term debt and accrued interest, including a $1.1 million prepayment penalty, totaling $189.9 million. Additionally, the Company issued approximately 12.6 million shares of common stock in exchange for all of the outstanding preferred stock, including cumulative dividends.
     The Company also issued approximately 2.0 million shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of $26.6 million and identifiable intangible assets of $1.0 million.
(4) Accounting for Prescription Drug Benefits under Part D
     On January 1, 2006, HealthSpring began providing prescription drug benefits pursuant to Medicare Part D, in addition to continuing to provide medical benefits to its Medicare Advantage plan members. HealthSpring refers to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as Medicare Advantage (without Part D prescription drug benefits) and Medicare Advantage Part D (including Part D prescription drug benefits, or MA-PD) plans. On January 1, 2006, HealthSpring also began providing prescription drug benefits on a

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
stand-alone basis to Medicare eligible beneficiaries. HealthSpring refers to these plans as “stand-alone PDP” or “PDP” plans.
     Prescription drug benefits under Medicare Advantage (including MA-PD) and PDP plans vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles, and co-insurance. All Part D plans are required by law to offer either standard coverage or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). In addition to standard coverage plans, HealthSpring offers supplemental benefits in excess of the standard coverage.
     The monthly Part D payments HealthSpring receives from CMS for Part D plans generally represents HealthSpring’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue.
     To participate in Part D, HealthSpring was required to provide written bids to CMS, which among other items, included the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with Emerging Issues Task Force “EITF” No. 93-14, “Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.” Net liabilities to CMS of approximately $16.2 million related to estimated risk corridor adjustments are included on the Company’s September 30, 2006 balance sheet as funds held for the benefit of members. Approximately $1.0 million of the $16.2 million liability relates to PDP. This net liability arises as a result of the Company’s actual costs to-date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue. Risk corridor adjustments do not take into account estimated future prescription drug cost experience.
     Certain Part D payments from CMS represent payments for claims HealthSpring pays for which it assumes no risk, including reinsurance and low-income cost subsidies. HealthSpring accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such amounts equaled $60.6 million as of and for the nine months ended September 30, 2006. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. HealthSpring recognizes prescription drug costs as incurred, net of rebates from drug companies. HealthSpring has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
     We have incurred Part D medical expenses on behalf of Medicare beneficiaries who were not members of our Part D plans. CMS has begun its process for “Plan to Plan Reconciliation” (“P2P”), which is designed to resolve situations where Part D plans paid claims in good faith for Medicare beneficiaries enrolled in other plans. CMS’s current settlement process specifically relates to dates of service between January 1, 2006 and April 30, 2006. The Company has estimated the expected net amounts to be received under P2P and has recorded a receivable of approximately $5.8 million and a payable of $1.1 million on its balance sheet at September 30, 2006 and reduced medical expenses during the three and nine months ended September 30, 2006 by $1.0 million and $4.7 million, respectively, relating to the estimated P2P reconciliation.
(5) Stock Based Compensation
     The Company has options outstanding under its 2005 Stock Option Plan and its 2006 Equity Incentive Plan.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Nonqualified options to purchase an aggregate of 176,250 shares of common stock at an exercise price of $2.50 per share were outstanding under the 2005 Stock Option Plan at September 30, 2006. These options vest and become exercisable generally over a five-year period. The options expire ten years from the grant date. In the event of a change in control of the Company, these options will immediately vest and become exercisable in full. No options were issued under the 2005 Stock Option Plan in 2006. No additional options may be granted under the 2005 Stock Option Plan.
     The Company adopted the 2006 Equity Incentive Plan effective as of February 2, 2006. A total of 6,250,000 shares of common stock were authorized for issuance under the 2006 Equity Incentive Plan, in the form of stock options, restricted stock, restricted stock units or other share-based awards. The Company granted nonqualified options to purchase 2,944,500 shares of common stock pursuant to the 2006 Equity Incentive Plan during the nine-month period ended September 30, 2006, and options for the purchase of 2,881,000 shares of common stock were outstanding under this plan at September 30, 2006. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. The Company also granted 19,500 shares of restricted stock to the non-employee directors pursuant to this plan during the nine-month period ended September 30, 2006, all of which were outstanding at September 30, 2006. The restrictions relating to the restricted stock awards lapse on the one-year anniversary of the grant date.
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
     Stock-based employee compensation costs are calculated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	4.83 – 5.05%	4.57 – 5.08%
     Because the Company did not have publicly traded common stock prior to the completion of the IPO, the expected volatility assumption was based on industry peer information. Additionally, because the Company had no outstanding stock options until September 2005, the expected term assumption was also based on industry peer information. The adoption of SFAS No. 123R resulted in the Company recognizing $1.6 million and $3.8 million of stock-based compensation expense in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2006, the Company

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recognized a deferred income tax benefit of approximately $1.0 million and $2.4 million, respectively, related to the stock compensation expense.
     An analysis of stock option activity for the nine months ended September 30, 2006 under the Company’s stock incentive plans is as follows:

			Weighted Average
		Weighted Average	Grant Date
	Options	Exercise Price	Fair Value

Outstanding at December 31, 2005	195,000	$2.50	$1.12
Granted	2,944,500	19.32	8.82
Exercised	(750)	2.50	1.12
Forfeited	(81,500)	15.82	7.16

Outstanding at September 30, 2006	3,057,250	$18.35	$8.38

     At September 30, 2006, 35,250 of the outstanding options were exercisable. At September 30, 2006, there was approximately $20.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. These costs are expected to be recognized over a remaining weighted-average period of 3.5 years.
(6) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common share and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares after considering the additional dilution related to stock options and unvested director share amounts. The Predecessor did not have any potentially dilutive units outstanding during the two months ended February 28, 2005. The following table presents the calculation of the Company’s net income per common share available to common shareholders – basic and diluted (in thousands, except share data):

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Net income available to common stockholders	$31,053	$4,113

Denominator:
Weighted average common shares outstanding – basic	57,218,805	32,283,969
Dilutive effect of stock options	91,792	—
Dilutive effect of unvested director shares	8,624	—

Weighted average common shares outstanding – diluted	57,319,221	32,283,969

Net income per common share available to common stockholders:
Basic	$0.54	$0.13

Diluted	$0.54	$0.13

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine-Month	Seven-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2006	2005
Numerator:
Net income available to common stockholders	$58,714	$7,803

Denominator:
Weighted average common shares outstanding – basic	53,741,536	32,161,574
Dilutive effect of stock options	95,198	—
Dilutive effect of unvested director shares	3,912	—

Weighted average common shares outstanding – diluted	53,840,646	32,161,574

Net income per common share available to common stockholders:
Basic	$1.09	$0.24

Diluted	$1.09	$0.24

     Options for the purchase of 2,881,000 shares of common stock were not included in the calculation of diluted net income per common share available to common stockholders for the three and nine-month periods ended September 30, 2006 because their exercise prices were greater than the average market price of the Company’s common stock for the periods and, therefore, the effect would be anti-dilutive.
(7) Long-Term Debt
     In connection with the recapitalization in March 2005, the Company entered into a senior credit facility (“Prior Credit Facility”) and also issued senior subordinated notes. The Prior Credit Facility provided for a revolving credit facility in an aggregate principal amount of up to $15.0 million. The Prior Credit Facility remained in place following the IPO until replaced by the new credit agreement described below. The senior subordinated notes, issued by the Company, bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. These amounts, together with a prepayment premium of approximately $1.1 million were repaid with proceeds from the IPO in February 2006.
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
     The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable. The Company believes it is currently in compliance with its financial and other covenants under the New Credit Agreement. At September 30, 2006, there were no amounts outstanding under the New Credit Agreement.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Goodwill and Intangible Assets
     Goodwill and intangible assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Goodwill	$341,619	$315,057
Intangible assets	83,059	87,675

Total	$424,678	$402,732

     In February 2006, in connection with the IPO, the Company issued 2,040,194 shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39.8 million, which resulted in additional goodwill of approximately $26.6 million and an increase in an identifiable intangible asset (Medicare member network) of approximately $1.0 million. Changes to goodwill during the nine months ended September 30, 2006, are as follows (in thousands):

Balance at December 31, 2005	$315,057
Purchase of minority interest	26,562

Balance at September 30, 2006	$341,619

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at September 30, 2006 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization
Trade name	$24,500	$—
Noncompete agreements	800	253
Provider network	7,100	749
Medicare member network	49,528	6,456
Customer relationships	10,300	3,135
Management contract right	1,554	130

	$93,782	$10,723

     Amortization expense on identifiable intangible assets for the quarters ended September 30, 2006 and 2005 was approximately $1.9 million and $1.4 million, respectively. Amortization expense on identifiable intangible assets for the nine months ended September 30, 2006, the seven-month period ending September 30, 2005 and the two-month period ending February 28, 2005 was approximately $5.7 million, $3.4 million, and $0, respectively. Amortization expense for the three and nine months ended September 30, 2006 includes approximately $0.4 million and $1.2 million, respectively, as a result of the accelerated amortization of recorded intangibles for customer relationships in Alabama. The Company is accelerating the amortization of these intangible assets in anticipation of expected decreases in commercial membership in Alabama.
(9) Subsequent Events
     Secondary Public Offering
     On October 10, 2006, the Company completed a secondary public offering of its common stock. In connection with the secondary offering certain stockholders of the Company, including funds affiliated with GTCR Golder Rauner, LLC, sold 11,600,000 shares of common stock at a price of $18.98 per share. The Company did not receive any proceeds from the sale of the shares in the secondary offering. The Company incurred offering-related expenses of approximately $0.6 million during the quarter ended September 30, 2006.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Termination of Agreement to Acquire America’s Health Choice Medical Plans
     On November 1, 2006, the Company and America’s Health Choice Medical Plans, Inc. (“AHC”), a Florida-licensed HMO, mutually agreed to terminate the previously announced agreement for the Company to acquire the stock of AHC. The Company continues to manage the operations of AHC under the terms of the existing management agreement and the parties are continuing discussions regarding a potential transaction.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2005 appearing in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2006 (the “2005 Form 10-K”). This discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, based on our current expectations that by their nature involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2005 Form 10-K as supplemented herein by Part II, Item 1A: “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
     References in this report to “HealthSpring,” “Company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and predecessors, unless the context suggests otherwise.
Overview
     We are a managed care organization that focuses primarily on Medicare, the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services or CMS. As of September 30, 2006, we owned and operated Medicare Advantage health plans and stand-alone Medicare prescription drug plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. For the three and nine months ended September 30, 2006, approximately 87.9% and 87.5%, respectively, of our total revenue consisted of premiums we received from CMS pursuant to our Medicare contracts. Although we concentrate primarily on Medicare plans, we also utilize our infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also manages healthcare plans and physician partnerships.
     On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. We sometimes refer to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as Medicare Advantage (without Part D prescription drug benefits) and Medicare Advantage (including Part D prescription drug benefits, or MA-PD) plans. We refer to our stand-alone prescription drug plans as “stand-alone PDP” or “PDP” plans. For purpose of reporting our membership and financial results, including premium revenue and medical expense, the Company distinguishes between Medicare Advantage (including MA-PD) plans and PDP plans. Prior to the current quarter, however, the Company reported financial results by distinguishing between Medicare (without Part D) and Part D.
Basis of Presentation
     HealthSpring as it existed prior to the March 1, 2005 recapitalization is sometimes referred to as “predecessor.” For purposes of comparing our nine-month period ended September 30, 2006 results with the comparable 2005 period, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the Company for the seven-month period ended September 30, 2005. This combined presentation is not in accordance with U. S. generally accepted accounting principles

(“GAAP”); however, we believe it is useful in analyzing and comparing certain of our operating trends for the nine months ended September 30, 2006 and 2005. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries.
Results of Operations
     The following tables set forth the consolidated and combined statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Three Months Ended September 30,
	2006		2005
Revenue:
Premium:
Medicare	$302,261	87.9%	$194,630	83.5%
Commercial	30,037	8.7	32,150	13.8

Total premium revenue	332,298	96.6	226,780	97.3
Management and other fees	8,249	2.4	5,156	2.2
Investment income	3,314	1.0	1,185	0.5

Total Revenue	343,861	100.0	233,121	100.0

Operating expenses:
Medical expense:
Medicare	228,829	66.6	149,369	64.1
Commercial	27,610	8.0	29,858	12.8

Total medical expense	256,439	74.6	179,227	76.9

Selling, general and administrative	37,839	11.0	31,909	13.7
Depreciation and amortization	2,541	0.8	2,207	0.9
Interest expense	119	—	4,376	1.9

Total operating expenses	296,938	86.4	217,719	93.4

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	46,923	13.6	15,402	6.6
Equity in earnings of unconsolidated affiliate	93	—	30	—

Income before minority interest and income taxes	47,016	13.6	15,432	6.6
Minority interest	—	—	(794)	(0.3)

Income before income taxes	47,016	13.6	14,638	6.3
Income tax expense	(15,963)	(4.6)	(5,823)	(2.5)

Net income	31,053	9.0	8,815	3.8
Preferred dividends	—	—	(4,702)	(2.0)

Net income available to common stockholders and members	$31,053	9.0%	$4,113	1.8%

	Nine Months Ended September 30,
	2006		2005
			(combined)
Revenue:
Premium:
Medicare	$851,295	87.5%	$497,976	81.5%
Commercial	94,123	9.7	94,561	15.5

Total premium revenue	945,418	97.2	592,537	97.0
Management and other fees	19,995	2.0	15,479	2.5
Investment income	7,872	0.8	2,685	0.5

Total Revenue	973,285	100.0	610,701	100.0

Operating expenses:
Medical expense:
Medicare	670,713	68.9	390,307	63.9
Commercial	83,955	8.6	81,749	13.4

Total medical expense	754,668	77.5	472,056	77.3

Selling, general and administrative	108,410	11.1	84,885	13.9
Depreciation and amortization	7,408	0.8	5,097	0.8
Interest expense	8,576	0.9	10,192	1.7

Total operating expenses	879,062	90.3	572,230	93.7

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	94,223	9.7	38,471	6.3
Equity in earnings of unconsolidated affiliate	264	—	30	—

Income before minority interest and income taxes	94,487	9.7	38,501	6.3
Minority interest	(303)	—	(2,466)	(0.4)

Income before income taxes	94,184	9.7	36,035	5.9
Income tax expense	(33,449)	(3.5)	(14,767)	(2.4)

Net income	60,735	6.2	21,268	3.5
Preferred dividends	(2,021)	(0.2)	(10,759)	(1.8)

Net income available to common stockholders and members	$58,714	6.0%	$10,509	1.7%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated.

	September 30,		December 31,	September 30,
	2006		2005	2005
Medicare Advantage Membership(1)
Tennessee	45,763		42,509	39,812
Texas	33,057		29,706	28,700
Alabama	26,084		24,531	21,521
Illinois(1)	6,024		4,166	2,915
Mississippi(2)	566		369	233

Total	111,494		101,281	93,181

Medicare Stand-Alone PDP Membership	88,262		—	—

Commercial Membership(3)
Tennessee	28,389		29,859	29,658
Alabama	7,622		11,910	12,279

Total	36,011	(4)	41,769	41,937

(1)	We commenced operations in Illinois in December 2004.

(2)	We commenced enrollment efforts in Mississippi in July 2005.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(4)	As a result of the recent election to discontinue coverage by several employers in Tennessee and Alabama, we expect total commercial membership as of January 1, 2007 to be approximately 15,000 – 17,000.
     As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. For 2007 and subsequent years, the annual enrollment period for a PDP will be from November 15 through December 31, and enrollment in Medicare Advantage plans will occur from November 15 through March 31. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during that plan year.
     Medicare Advantage. Our Medicare Advantage membership increased by 19.7% to 111,494 members at September 30, 2006 as compared to 93,181 members at September 30, 2005. The substantial majority of this increase was attributable to growth in membership in our existing markets through increased penetration in existing service areas and geographic expansion into new counties contiguous to existing service areas.
     Stand-Alone PDP. Stand-alone PDP membership was 88,262 at September 30, 2006. In connection with the initial implementation of Part D, effective as of January 1, 2006, HealthSpring received automatic assignments of approximately 90,000 PDP members. This initial membership declined as many of these auto-assigned members selected other Medicare plans, including other PDPs. On May 1, 2006, HealthSpring received additional automatic assignments of approximately 20,000 PDP members.

     The Company has received approval from CMS to operate as a national Medicare Part D health plan effective January 1, 2007. CMS has preliminarily assigned the Company approximately 21,000 additional PDP members for the 2007 plan year relating to this national expansion.
     Commercial. Our commercial HMO membership declined from 41,937 members at September 30, 2005 to 36,011 members at September 30, 2006, or by 14.1%, primarily as a result of our decision to increase premiums to maintain our commercial margins and the discontinuance of certain unprofitable customer and provider relationships in Alabama and Tennessee. Commercial membership declined by 5,758 members, or by 13.8%, during the first nine months of 2006 (as compared to year end) for the same reasons. We experienced an additional decrease of 5,000 commercial members effective October 1, 2006 as a result of the discontinuation of coverage with a large employer in Alabama. We expect total commercial members as of January 1, 2007 to be approximately 15,000 – 17,000 as a result of recent elections to discontinue coverage by additional employers in Tennessee and Alabama.
Comparison of the Three-Month Period Ended September 30, 2006 to the Three-Month Period Ended September 30, 2005
Revenue
     Total revenue was $343.9 million in the three-month period ended September 30, 2006 as compared with $233.1 million for the same period in 2005, representing an increase of $110.8 million, or 47.5%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended September 30, 2006 was $332.3 million as compared with $226.8 million in the same period in 2005, representing an increase of $105.5 million, or 46.5%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $279.7 million in the three months ended September 30, 2006 versus $194.6 million in the prior year, representing an increase of $85.1 million, or 43.7%. The increase in Medicare Advantage premiums in 2006 is partially attributable to the 25.3% increase in membership months to 331,882 for the three months ended September 30, 2006 from 264,867 for the comparable period of 2005. An increase in our average per member per month, or PMPM, premium to $842.85 for the third quarter of 2006 from $734.82 for the comparable 2005 period, or 14.7%, also contributed to the increase in premium revenue. This percentage increase is primarily the result of Part D premiums for MA-PD members received beginning January 1, 2006. Premiums for the quarter include $14.4 million of retroactive risk adjustment payments versus $8.2 million in the same quarter of the prior year. Average PMPM premiums, excluding the effect of the retroactive risk payments relating to prior periods, equaled $805.63 and $711.72 for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, Medicare Advantage (including MA-PD) premiums represented 84.2% of total premium revenue and 81.3 % of total revenue, as compared with 85.8% and 83.5%, respectively, for the prior year comparable period.
PDP: PDP premiums were $22.5 million in the three months ended September 30, 2006. For the three months ended September 30, 2006, PDP premiums represented 6.8% of total premium revenue and 6.5% of total revenue.
Commercial: Commercial premiums were $30.0 million in the three months ended September 30, 2006 as compared with $32.1 million in the 2005 comparable period, reflecting a decrease of $2.1 million, or 6.6%. The decrease was attributable to a 14.1% decline in membership offset in part by an average commercial premium increase of approximately 7.5%. For the three months ended September 30, 2006, commercial premiums represented 9.0% of total premium revenue and 8.7%

of total revenue versus 14.2% and 13.8%, respectively, for the prior year. Because of the expansion of our Medicare program, continuing Medicare member growth in existing service areas, the anticipated loss of several large commercial employer groups, and the implementation of Medicare Part D, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline.
     Fee Revenue. Fee revenue was $8.3 million in the third quarter of 2006 as compared with $5.2 million in the comparable period of 2005, representing an increase of $3.1 million, or 60.0%. The increase was primarily attributable to fees under the management agreement with America’s Health Choice Medical Plans, Inc. (“AHC”), which began May 30, 2006, and growth in membership.
     Investment Income. Investment income was $3.3 million for the third quarter of 2006 versus $1.2 million for the comparable period of 2005, reflecting an increase of $2.1 million, or 179.7%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2006 increased $65.3 million, or 43.7%, to $214.7 million from $149.4 million for the comparable period of 2005, primarily as a result of increased membership and Part D prescription drug coverage for MA-PD members beginning January 1, 2006. For the three months ended September 30, 2006, Medicare Advantage (including MA-PD) medical loss ratio, or MLR, was 76.8% and unchanged from the same period of 2005. Excluding the portion of the retroactive risk payments relating to prior periods, net of risk sharing with providers, MLR equaled 79.3% and 78.3% for the three months ended September 30, 2006 and 2005, respectively. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $647.03 for the three months ended September 30, 2006, compared with $563.94 for the comparable 2005 quarter, reflecting an increase of 14.7%. The primary driver of the current year period increase in PMPM expense is the additional expense resulting from the Part D prescription drug benefit effective as of January 1, 2006. Our Medicare Advantage medical expense (excluding MA-PD) calculated on a PMPM basis increased 4.5% to $589.15 for the three months ended September 30, 2006, compared with $563.94 for 2005, primarily as a result of increased inpatient utilization in our Tennessee and Alabama HMOs and medical cost inflation.
     PDP. PDP medical expense for the three months ended September 30, 2006 was $14.1 million resulting in an MLR of 62.5%. Because of the Part D product benefit design, the Company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year.
     Commercial. Commercial medical expense decreased by $2.2 million, or 7.5%, to $27.6 million for the third quarter of 2006 as compared to $29.9 million for the same period of 2005. The commercial MLR was 91.9% for the third quarter of 2006 as compared with 92.9% in the same period in 2005, a decrease of 100 basis points, which was primarily attributable to an improvement in inpatient utilization rates in the current period.

Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended September 30, 2006 was $37.8 million as compared with $31.9 million for the same prior year period, an increase of $5.9 million, or 18.6%. The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel as a result of becoming a public company in February 2006 and to support the implementation of Part D, the recognition of stock compensation expense in connection with the adoption of SFAS No. 123R effective as of January 1, 2006, and expenses incurred in connection with the secondary public offering of the Company’s common stock, which closed on October 10, 2006. The Company expects SG&A expense for the quarter ended December 31, 2006 to increase over the current quarter and the prior year comparable quarter as a result of higher marketing expenses in connection with the limited enrollment season for 2007. Going forward, the Company would expect the majority of its marketing expenses to be incurred in the first and fourth quarters of each year.
     As a percentage of revenue, SG&A expense was 11.0% for the three months ended September 30, 2006 as compared with 13.7% for the same prior year quarter. SG&A expense in the prior year period included $1.7 million related to the proposed settlement of an agreement to issue additional consideration to Renaissance Physician Organization in connection with the Company’s recapitalization in March 2005.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $2.5 million in the three months ended September 30, 2006 as compared with $2.2 million in the same period of 2005, representing an increase of $0.3 million, or 15.1%. Amortization of identifiable intangible assets in the amount of $1.9 million was recorded during the three months ended September 30, 2006 as compared with $1.4 million in the same quarter of 2005. Amortization expense in 2006 includes approximately $0.4 million as a result of the accelerated amortization of recorded intangibles for customer relationships in Alabama. We accelerated the amortization of these intangibles as a result of expected decreases in membership.
Interest Expense
     Interest expense was $0.1 million in the three-month period ended September 30, 2006 as compared with $4.4 million in the same period of 2005. Most of the Company’s interest expense in 2005 related to the Company’s indebtedness incurred in connection with the recapitalization, which was paid off with IPO proceeds in February 2006.
Minority Interest
     The Company recorded no minority interest in the three months ended September 30, 2006 as compared with $0.8 million in the same period of 2005. The change is attributable to the inclusion of minority interest ownership in our Texas HMO subsidiary in 2005. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the three months ended September 30, 2006, income tax expense was $16.0 million, reflecting an effective tax rate of 34.0%, versus $5.8 million, reflecting an effective tax rate of 39.8%, for the same period of 2005. The higher effective tax rate in 2005 was the result of the estimated impact of changes in tax status and tax rates associated with certain subsidiaries that were formerly pass-through entities for tax purposes. The tax rate for the 2006 quarter reflects changes in estimated deductions related primarily to the completion of the 2005 tax return and state tax planning. The Company expects the effective tax rate for the full 2006 year will approximate 35.5%.

Preferred Dividends
     In the three months ended September 30, 2005, the Company accrued $4.7 million of dividends payable on the preferred stock issued in connection with the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Comparison of the Nine-Month Period Ended September 30, 2006 to the Combined Nine-Month Period Ended September 30, 2005
Revenue
     Total revenue was $973.3 million in the nine-month period ended September 30, 2006 as compared with $610.7 million for the same period in 2005, representing an increase of $362.6 million, or 59.4%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the nine months ended September 30, 2006 was $945.4 million as compared with $592.5 million in the same period in 2005, representing an increase of $352.9 million, or 59.6%. The components of premium revenue and the primary reasons for changes were as follows:
     Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $773.7 million in the nine months ended September 30, 2006 versus $498.0 million in the prior year, representing an increase of $275.7 million, or 55.4%. The increase in Medicare Advantage premiums in 2006 is attributable to increases in membership and PMPM premium rates and the retroactive risk adjustment payment. Membership months increased 36.9% to 958,351 for the nine months ended September 30, 2006 from 700,022 for the comparable period of 2005. PMPM premium increased 13.5% to $807.34 for the first nine months of 2006 from $711.37 for the comparable 2005 period, primarily as a result of additional PMPM premium relating to the Part D benefit received by MA-PD members beginning January 1, 2006. For the nine months ended September 30, 2006, Medicare Advantage (including MA-PD) premiums represented 81.8% of total premium revenue and 79.5% of total revenue, as compared with 84.0% and 81.5%, respectively, for the prior year comparable period. Medicare Advantage (including MA-PD) premiums for the 2006 period have been reduced by $15.2 million for estimated risk corridor adjustments related to prescription drug benefits under Part D. The Company expects additional reductions to revenue related to risk corridor adjustments in the fourth quarter of 2006.
     PDP: PDP premiums were $77.6 million in the nine months ended September 30, 2006. Our average PMPM premiums received from CMS were $105.10 for PDP members for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, PDP premiums represented 8.2% of total premium revenue and 8.0% of total revenue.
     Commercial: Commercial premiums were $94.1 million in the nine months ended September 30, 2006 as compared with $94.6 million in the 2005 comparable period, reflecting a decrease of $0.5 million, or 0.5%. The decrease was attributable to the decline in membership offset by an average commercial premium increase of approximately 7.6%. For the first nine months of 2006, commercial premiums represented 10.0% of total premium revenue and 9.7% of total revenue versus 16.0% and 15.5%, respectively, for the prior year.
     Fee Revenue. Fee revenue was $20.0 million in the first nine months of 2006 as compared with $15.5 million in the comparable period of 2005, representing an increase of $4.5 million, or 29.2%. The increase was primarily attributable to the addition of the management agreement with AHC and growth in membership.
     Investment Income. Investment income was $7.9 million for the first nine months of 2006 versus $2.7 million for the comparable period of 2005, reflecting an increase of $5.2 million, or 193.2%. The increase is attributable primarily to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2006 increased $215.2 million, or 55.1%, to $605.5 million from $390.3 million for the comparable period of 2005, primarily as a result of increased membership and Part D prescription drug coverage for MA-PD members beginning January 1, 2006. For the nine months ended September 30, 2006, Medicare Advantage (including MA-PD) MLR was 78.3% versus 78.4% for the same period of 2005. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $631.78 for the nine months ended September 30, 2006, compared with $557.56 for 2005, reflecting an increase of 13.3%. The primary driver of the current year period increase in PMPM expense is the additional expense resulting from the Part D prescription drug benefit effective as of January 1, 2006. Our Medicare Advantage medical expense (excluding MA-PD) calculated on a PMPM basis was $573.31 for the nine months ended September 30, 2006, compared with $557.56 for 2005, reflecting an increase of 2.8% primarily resulting from medical cost inflation.
     PDP. PDP medical expense for the nine months ended September 30, 2006 was $65.2 million reflecting an MLR of 84.1%. PDP expense includes prescription drug costs for members of other PDP plans. These amounts, net of related drug manufacturers rebates and expected recoveries in connection with CMS’s process for plan-to-plan reconciliation, have been reflected in the statement of income as Part D medical expense.
     Commercial. Commercial medical expense increased by $2.2 million, or 2.7%, to $84.0 million for the first nine months of 2006 as compared to $81.8 million for the same period of 2005. The commercial MLR was 89.2% for the first nine months of 2006 as compared with 86.5% in the same period in 2005, an increase of 270 basis points, which was primarily attributable to an unusually large number of high dollar in-patient cases during the 2006 second quarter.
Selling, General, and Administrative Expense
     SG&A expense for the nine months ended September 30, 2006 was $108.4 million as compared with $84.9 million for the same prior year period, an increase of $23.5 million, or 27.7%. As a percentage of revenue, SG&A expense was 11.1% for the first nine months of 2006 as compared with 13.9% for the same prior year period. The prior period amount includes transaction expenses of $8.6 million incurred in conjunction with the recapitalization.
     The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel in connection with the IPO and to support the implementation of Part D, increased sales commissions resulting from the increased membership, the recognition of stock compensation expense in connection with the adoption of SFAS No. 123R effective as of January 1, 2006, expenses incurred in connection with the secondary public offering of the Company’s common stock which closed on October 10, 2006, and other spending associated with supporting and sustaining our membership growth.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.4 million in the nine months ended September 30, 2006 as compared with $5.1 million in the same combined period of 2005, representing an increase of $2.3 million, or 45.3%. The increase is primarily attributable to the amortization of identifiable intangible assets recorded in conjunction with the recapitalization. Amortization of $5.7 million was recorded during the first nine months of 2006 as compared with $3.4 million in the first nine months of 2005. Amortization in 2006 includes approximately $1.2 million as a result of the accelerated amortization of recorded intangibles for customer relationships in Alabama. We accelerated the amortization of these intangibles as a result of expected decreases in membership.
Interest Expense
     Interest expense was $8.6 million in the nine-month period ended September 30, 2006 as compared with $10.2 million in the same combined period of 2005. Most of the Company’s interest expense in 2006 related to the write-off of deferred financing costs in the amount of $5.4 million and prepayment premium of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO. Interest expense in 2005 related primarily to the Company’s indebtedness incurred in connection with the recapitalization. As of September 30, 2006, the Company had no borrowings outstanding.
Minority Interest
     Minority interest was $0.3 million in the nine months ended 2006 as compared with $2.5 million in the same combined period of 2005. The change is attributable to the inclusion of minority interest ownership in our Tennessee HMO and management subsidiaries and a higher minority interest ownership in our Texas HMO subsidiary for the two months of 2005 prior to the recapitalization. Contemporaneously with the recapitalization, we purchased all of the minority interests in the Tennessee subsidiaries. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the nine months ended September 30, 2006, income tax expense was $33.4 million, reflecting an effective tax rate of 35.5%, versus $14.8 million, reflecting an effective tax rate of 41.0%, for the same combined period of 2005. The higher effective tax rate in 2005 was the result of losses at several of our subsidiaries, which were consolidated for accounting purposes, but not for tax purposes because such subsidiaries were pass-through entities prior to the recapitalization.
Preferred Dividend
     In the nine months ended September 30, 2006, the Company accrued $2.0 million of dividends payable on the preferred stock issued in connection with the recapitalization as compared to a dividend accrued in the same combined period in 2005 of $10.8 million for the seven months following the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
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
     The reported changes in cash and cash equivalents for the nine-month period ended September 30, 2006, compared to 2005, which includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the Company for the period from March 1, 2005 through September 30, 2005 were as follows:

	Nine Months Ended
	September 30,
		2005
	2006	(combined)
	(in thousands)
Net cash provided by operating activities	$82,105	$114,155
Net cash used in investing activities	(946)	(276,500)
Net cash provided by financing activities	75,817	321,360

Net increase in cash and cash equivalents	$156,976	$159,015

The 2005 combined nine months investing and financing activities were significantly affected by the recapitalization.
     In addition, the following working capital items had a significant impact on cash flows from operating activities for the nine months ended September 30, 2006:
•	Rebates receivable, a component of accounts receivable, increased $12.3 million in the current period as a result of the new Part D prescription drug coverage program, which commenced January 1, 2006.

•	Medical claims liability increased $24.7 million in the current period as a result of the 36.9% increase in Medicare Advantage (including MA-PD) member months.
Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. We generated cash from operating activities of $82.1 million during the nine months ended September 30, 2006, compared to $114.2 during the nine months ended September 30, 2005.
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. The October 2005 payment in the amount of $68.6 million was received in September 2005, which had the effect of increasing operating cash flows in that month with a corresponding decrease in October 2005. Adjusting our operating cash flows in the first nine months for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Nine months ended
	September 30,
	2006	2005 (combined)
	(in thousands)
Net cash provided by operating activities, as reported	$82,105	$114,155
Timing effect of CMS payment	—	(68,612)

Adjusted net cash provided by operating activities	$82,105	$45,543

Cash Flows from Investing and Financing Activities
     For the nine months ended September 30, 2006, the primary investing activities consisted of $3.6 million in property and equipment additions, approximately $8.3 million used to purchase investments, and $12.3 million in proceeds from the sale and maturity of investment securities. During the nine months ending September 30, 2006, the Company’s financing activities consisted of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.6 million, which was used in its entirety to pay off all outstanding indebtedness, and $76.8 million of funds received from CMS for the benefit of members.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At September 30, 2006, our Texas (minimum $13.9 million; actual $33.3 million), Tennessee (minimum $9.6 million; actual $24.9 million) and Alabama (minimum $1.1 million; actual $28.1 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding net worth substantially in excess of the statutory minimums, recent discussions we have had with the Alabama Department of Insurance confirm that the Alabama regulators do not believe that the Alabama HMO is in an “excess” capital position.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At September 30, 2006, $253.3 million of the Company’s $316.2 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. In August 2006, our Texas HMO subsidiary distributed $30.0 million in cash to the parent company.
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
     The New Credit Agreement also contains events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable. The Company believes it is currently in compliance with its financial and other covenants under the New Credit Agreement.

Off-Balance Sheet Arrangements
     At September 30, 2006, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations as of September 30, 2006:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Line of credit	$1,266	$281	$563	$422	$—
Medical claims	107,375	107,375	—	—	—
Operating lease obligations(1)	13,651	5,259	5,786	2,606	—
Other contractual obligations	258	72	144	42	—

Total	$122,550	$112,987	$6,493	$3,070	$

(1)	Includes leases for office space and equipment.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2006 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(3,033)	(3)%	$(1,498)
2	(2,046)	(2)	(997)
1	(1,035)	(1)	(498)
(1)	1,061	1	497

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were not material in relation to our medical claims liability as of September 30, 2006 and December 31, 2005.
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
     Additionally, our Medicare premium revenue is adjusted bi-annually to give effect to changing risk scores. In the Balanced Budget Act of 1997, Congress created a rate-setting methodology that included a provision requiring CMS to implement a risk adjustment payment system for Medicare health plans. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under risk adjustment methodology, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter and then issues a final payment in a subsequent year. The third quarter payment includes a retroactivity component for the portion of the year elapsed prior to the receipt of payment. We are not able to estimate the impact of these risk adjustments and as such record them on an as-received basis. As a result of the risk adjustment payment methodology, our CMS PMPM premiums may change materially, either favorably or unfavorably.
     The monthly Part D payments HealthSpring receives from CMS for Part D Plans generally represents HealthSpring’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized as premium revenue.
     Payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for HealthSpring Medicare Advantage (including MA-PD) and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its original bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds, or symmetric risk corridors, may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with EITF No. 93-14, “Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.”
     Certain Part D payments from CMS represent prepayments for claims HealthSpring pays for which it assumes no risk, including reinsurance and low-income cost subsidies. HealthSpring accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109, (“FIN 48”). FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the unrecognized tax benefits as well as specific detail related to certain tax uncertainties. FIN 48 is effective for us on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as an adjustment to retained earnings. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our results of operations or financial condition.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for us beginning with the first quarter of fiscal 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) “SFAS No. 158” This Statement requires an employer to recognize the status of a defined benefit postretirement plan (other than a multiemployer plan), whether overfunded or underfunded, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Additionally, this Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As we do not have a defined benefit postretirement plan, this Statement will not have an impact on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006 (fiscal year ended December 31, 2006 for us). We do not expect the adoption of SAB No. 108 to have a material impact on our results of operations or financial condition.
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
Item 4: Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of September 30, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Part II – OTHER INFORMATION
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
     As previously disclosed in the Form 10-Q for the first and second quarters of 2006, the Alabama HMO and certain of its independent sales agents have been sued in separate actions in the state circuit courts of Wilcox County and Dallas County, Alabama by current and former HealthSpring plan members alleging, among other things, misrepresentations and otherwise inappropriate sales and enrollment practices by the independent sales agents, negligence by the HMO in the hiring, training, and supervision of the agents, and, in some cases, deceptive trade practices. Although these lawsuits are brought on behalf of different plaintiffs, the nature of the complaints, the facts alleged, and the relief sought, including compensatory and punitive damages, are substantially similar. Our Alabama HMO has responded to the complaints and, among other things, denied the plaintiffs’ claims for relief and asserted various affirmative defenses. Several co-defendants, the Alabama HMO’s independent sales agents, have answered the complaints and filed cross-claims against the Alabama HMO alleging, among other things, false and misleading marketing and sales materials and seeking indemnification and compensatory and punitive damages. We continue to be in the early stages of these lawsuits and our investigations are ongoing. We intend to defend vigorously against these actions.
     We have settled in full the disputed claims with a middle Tennessee hospital system previously disclosed in our quarterly report for the period ended June 30, 2006. In connection therewith, we have entered into and are operating under a three-year provider agreement with the hospital system.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I — Item 1A. Risk Factors” in the 2005 Form 10-K. In addition, you should carefully consider the risk factors identified below, which are substantially similar to those contained in the Company’s Registration Statement on Form S-1, declared effective by the SEC on October 2, 2006 (the “Recent S-1”), in connection with the recently completed secondary offering by certain Company stockholders. The occurrence of any of the risks and uncertainties described in the 2005 Form 10-K or below could materially and adversely affect our business, prospects, financial condition, and operating results. The risks described in the 2005 Form 10-K and below are the ones the Company currently considers to be material but are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors were disclosed in the Recent S-1 and are updated or otherwise revised to reflect new or additional risks and uncertainties.

Risks Related to Our Industry
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums from our PDP plans in 2006, accounted for approximately 87.5% and 82.4% of our total revenue for the nine months ended September 30, 2006 and the combined twelve-month period ended December 31, 2005, respectively. As a result, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense, including prescription drug costs, and other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare, which in turn would reduce our revenues and profitability.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, and 75% in 2006, and will increase to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and thereby enhancing our risk scores.
     Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. In February 2006, the President signed legislation that reduces federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provides for an accelerated phase-out of budget neutrality for risk adjusted payments made to Medicare Advantage plans. These legislative changes will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums will be reduced unless our risk scores increase in a manner sufficient to offset the elimination of this adjustment. Although our risk scores have increased historically, there is no assurance that the increases will continue or, if they do, that they will be large enough to offset the elimination of this adjustment.

Our Records May Contain Inaccurate Information Regarding the Risk Adjustment Scores of Our Members, Which Could Cause Us to Overstate or Understate Our Revenue.
     We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to our HMO subsidiaries based on medical charts and diagnosis codes prepared by providers of medical care. Inaccurate coding by medical providers and inaccurate records for new members in our plans could result in inaccurate premium revenue and risk adjustment payments, which is subject to correction or update in later periods. Payments that we receive in connection with this corrected or updated information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We may also find that our data regarding our members’ risk adjustment scores, when reconciled, requires that we refund a portion of the revenue that we received in connection with our initial claims.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 Made Changes to the Medicare Program That Will Materially Impact Our Operations and Could Reduce Our Profitability and Increase Competition for Members.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006 and, as a result, we are still assessing the impact of these changes. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:
Increased competition could adversely affect our enrollment and results of operations:
•	The MMA increased reimbursement rates for Medicare Advantage plans. We believe higher reimbursement rates may increase the number of plans that participate in the Medicare program, creating additional competition that could adversely affect our enrollment and results of operations. For example, prior to the MMA, there were three Medicare Advantage plans in our Houston, Texas service area. Currently, there are five plans with Medicare Advantage members in that service area. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, have established PDPs that compete with some of our Medicare programs.

•	Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including regional preferred provider organizations, or PPOs, and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their members more flexibility in selecting physicians than Medicare Advantage HMOs such as ours, which typically require members to coordinate with a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treats regional plan enrollees. There can be no assurance that regional Medicare PPOs and private fee-for-service plans in our service areas will not in the future adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.
The limited annual enrollment process may adversely affect our growth and ability to market our products:
•	Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries will not be permitted to change their Medicare benefits. The new annual enrollment process and subsequent “lock-in” provisions of the MMA may adversely affect our growth as it will limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment period.
The limited annual enrollment period may make it difficult to retain an adequate sales force:
•	As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, may be limited in their ability to market our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products. The annual enrollment window may also make hiring full-time sales employees impracticable, which could increase our already substantial reliance on outside agents. Accordingly, we may not be able to retain an adequate sales force to support our growth strategy. As our members are primarily enrolled through in-person sales calls, a reduction in our sales force may adversely affect our future enrollment, including our expansion efforts, and, accordingly, adversely and materially affect our profitability and results of operations.
The competitive bidding process may adversely affect our profitability:
•	As of January 1, 2006, the payments for local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer without a corresponding increase in premiums. As a result of the competitive bidding process, in order to maintain our current level of profitability we may in the future be required to reduce benefits or charge our members an additional premium, either of which could make our health plans less attractive to members and adversely affect our membership.
We may be unable to provide the new Medicare Part D benefit profitably over the long term:
•	Our ability to profitably operate our MA-PDs and PDPs depends on a number of factors, including our ability to attract members, to develop the necessary core systems and processes, and to manage our medical expense related to these plans. Because required prescription drug benefits are new to Medicare and to the health insurance market generally, there is significant uncertainty of the potential market size, consumer demand, and related MLR. Accordingly, we do not know whether we will be able to continue to operate our MA-PDs or PDPs profitably or competitively, and our failure to do so could have an adverse effect on our results of operations.

•	Medicare beneficiaries that participate in a Medicare Advantage plan that enroll in a PDP are automatically disenrolled from their Medicare Advantage plan. Moreover, there has been substantial confusion among Medicare members regarding their opportunity to select Part D prescription drug benefits under the new legislation, which has been exacerbated by the proliferation and complexity of drug benefits offered by various Part D vendors and CMS enrollment reconciliation and systems issues.

•	The MMA provides for “risk corridors” that are expected to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the per member per month, or PMPM, bids submitted to CMS in excess of certain specified ranges. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. It is anticipated that the initial risk corridors in 2006 and 2007 will provide more protection

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

•	The absence of definitive accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product and the current challenges in reconciling CMS Part D membership data with our records, will lead to differences in our reporting of quarter-to-quarter earnings and may lead to uncertainty among investors and research analysts following the company as to the impacts of our MA-PDs and PDPs on our full year results.
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
     Our health plans are subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, regulate how we do business, what services we offer, and how we interact with our members, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:
•	imposing additional license, registration, or capital reserve requirements;

•	increasing our administrative and other costs;

•	forcing us to undergo a corporate restructuring;

•	increasing mandated benefits without corresponding premium increases;

•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.
     It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve our existing members and attract new members.

If We Are Required to Maintain Higher Statutory Capital Levels for Our Existing Operations or if We Are Subject to Additional Capital Reserve Requirements as We Pursue New Business Opportunities, Our Cash Flows and Liquidity May Be Adversely Affected.
     Our health plans are operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we operate that has adopted risk-based capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any increases in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, including our strategy to offer PDPs on a national basis in 2007, we may be required to maintain additional statutory capital. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flows From Investing and Financing Activities — Statutory Capital Requirements.”
If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Indebtedness to Fund These Strategies.
     Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the HMO meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy or we could be required to incur indebtedness to fund these strategies.
Corporate Practice of Medicine and Fee-Splitting Laws May Govern Our Business Operations, and Violation of Such Laws Could Result in Penalties and Adversely Affect Our Arrangements With Contractors and Our Profitability.
     Numerous states, including Tennessee and Illinois, have laws known as the corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of health care services.

     We perform only non-medical administrative and business services for physicians and physician groups. We do not represent that we offer medical services, and we do not exercise control over the practice of medical care by providers with whom we contract. We do, however, monitor medical services to ensure they are provided and reimbursed within the appropriate scope of licensure. In addition, we have developed close relationships with our network providers that include our review and monitoring of the coding of medical services provided by those providers. We also have compensation arrangements with providers that may be based on a percentage of certain provider fees and in certain cases our network providers have agreed to exclusivity arrangements. In each case, we believe we have structured these and other arrangements on a basis that complies with applicable state law, including the corporate practice of medicine and fee-splitting laws.
     Despite our structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability and we could be subject to civil, or in some cases criminal, penalties.
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
     We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.
Risks Related to Our Business
If Our Medicare Contracts Are Not Renewed or Are Terminated, Our Business Would Be Substantially Impaired.
     We provide services to our Medicare eligible members through our Medicare Advantage health plans and PDPs pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully rebid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired.
Because Our Premiums, Which Generate Most of Our Revenue, Are Established by Contract and Cannot Be Modified During the Contract Terms, Our Profitability Will Likely Be Reduced or We Could Cease to Be Profitable if We Are Unable to Manage Our Medical Expenses Effectively.
     Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by contracts with CMS for our Medicare Advantage plans and PDPs or by contracts with our commercial customers, all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our MLR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
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

Our Failure to Estimate IBNR Claims Accurately Would Affect Our Reported Financial Results.
     Our medical care costs include estimates of our IBNR claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.
Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, as a result of the advent of Medicare Part D on January 1, 2006, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose stand-alone PDPs have been attracting our Medicare Advantage and PDP members. As a result of the foregoing factors, among others, we have experienced disenrollments from our plans during 2006 at rates higher than we previously experienced or anticipated. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to maintain or attract members to our health plans as a result of such competition could adversely affect our results of operations.
Our Inability to Maintain Our Medicare Advantage and PDP Members or Increase Our Membership Could Adversely Affect Our Results of Operations.
     A reduction in the number of members in our Medicare Advantage and PDP plans, or the failure to increase our membership, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract and retain, members include:
•	negative accreditation results or loss of licenses or contracts to offer Medicare plans;

•	negative publicity and news coverage relating to us or the managed healthcare industry generally;

•	litigation or threats of litigation against us;

•	automatic disenrollment, whether intentional or inadvertent, as a result of members choosing a stand-alone PDP; and

•	our inability to market to and re-enroll members who enlist with our competitors because of the new annual enrollment and lock-in provisions under the MMA.
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
     Approximately 30% and 29% of both our Medicare Advantage members and our total revenue as of and for the nine months ended September 30, 2006 and the combined twelve month period ended December 31, 2005, respectively, were related to our Texas operations. A significant proportion of our providers in our Texas market are affiliated with Renaissance Physician Organization, or RPO, a large group of independent physician associations. As of September 30, 2006, physicians associated with RPO served as the primary care physicians for approximately 85% of our members in our Texas market. Our agreements with RPO generally have a term expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care of our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This would result in loss of membership assuming that not all members would accept the reassignment to a new primary care physician. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
     The Company and HCA are currently negotiating an extension of the HCA provider contract relating to Medicare members in the Company’s Tennessee service areas. The current HCA contract expires on December 31, 2006 and the new rates for Medicare member in-patient and ancillary services proposed by HCA are not acceptable to the Company. The Company believes that its contractual arrangements with other Tennessee hospital providers are sufficient to service its Tennessee Medicare members at rates comparable to or better than those proposed by HCA. In the event the Company and HCA are unable to reach an agreement on the existing contract, the Company will transfer its Medicare members to those other hospitals. In any event, the Company believes that the expiration of the HCA contract in Tennessee will not have a material adverse effect on Medicare MLRs in 2007.
Recent Challenges Faced by CMS and Our Plans’ Information and Reporting Systems Related to Implementation of Part D May Continue to Disrupt or Adversely Affect Our Plans.
     As a result in part of the implementation of Part D, in early 2006 CMS’s information and reporting systems generated confusing and, we believe in some cases, erroneous membership and payment reports concerning Medicare eligibility and enrollment. These developments caused our plans to experience short-term disruptions in their operations and challenged our information and communications systems. The enrollment errors also caused significant confusion among Medicare beneficiaries as to their participation in our or others’ Medicare Advantage plans. Moreover, we experienced a reallocation of administrative resources and incurred unanticipated administrative expenses dealing with this confusion. Although we believe these conditions have improved, as we enter into the open enrollment period there can be no assurance that the confusion, systems failures, and mistaken membership and payment reports will not continue to disrupt or adversely affect our plans’ relationships with our members or our results of operations.

We Rely on the Accuracy of Lists Provided by CMS Regarding the Eligibility of a Person to Participate in Our Plans, and Any Inaccuracies in Those Lists Could Cause CMS to Recoup Premium Payments From Us with Respect to Members Who Turn Out Not to be Ours, Which Could Reduce Our Revenue and Profitability.
     Premium payments that we receive from CMS are based upon eligibility lists produced by federal and local governments. From time to time, CMS requires us to reimburse them for premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service areas or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals. In addition to recoupment of premiums previously paid, we also face the risk that CMS could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.
CMS’s Recently Announced Plan-to-Plan Reconciliation Process May Not Result in the Recovery of Non-Member Medical Expenses Borne by the Company.
     We have incurred Part D medical expenses on behalf of Medicare beneficiaries who were not members of our PDPs. CMS has established a plan-to-plan, or P2P, reconciliation process for dates of service between January 1 and April 30, 2006 to address this condition and provide a means for reimbursement of some or all of these costs by the plan receiving premiums for these beneficiaries. Based on data received from CMS, exchanges of data files between managed care plans, and data we received from our pharmacy benefits manager, we estimate that we have incurred approximately $11.3 million of costs on behalf of persons who were not members of our drug plans, approximately $8.3 million of which is potentially recoverable under phase one of the current P2P reconciliation process. The P2P reconciliation process is specific regarding the format for the submission of data files. We currently estimate that we have data files in the format prescribed by CMS to support claims under phase one of approximately $7.5 million. We have also received notice of claims from CMS and directly from other plans aggregating approximately $3.2 million, the substantial majority of which we believe is in CMS-acceptable format. In connection with this process, we estimated and recorded a receivable of $5.8 million and a payable of $1.1 million as of September 30, 2006 and reduced medical expense by $1.0 million and $4.7 million for the three and nine months ended September 30, 2006, respectively.
     Although we are participating in the P2P reconciliation process, there can be no assurance that the CMS process will result in the recovery by us of all or substantially all of the amounts payable to us on behalf of members of other plans or that we will not receive claims for reimbursement from other plans. Moreover, although we continue to develop files to support additional P2P reconciliation claims, there is no assurance that we will be able to produce complete files in the prescribed CMS format. Ultimate resolution of the P2P reconciliation process could result in adjustments, up or down, to the net amount currently estimated and recoverable.
Outsourced Service Providers May Make Mistakes and Subject Us to Financial Loss or Legal Liability.
     We outsource certain of the functions associated with the provision of managed care and management services, including claims processing related to the provision of Medicare Part D prescription drug benefits. The service providers to whom we outsource these functions could inadvertently or incorrectly adjust, revise, omit, or transmit the data with which we provide them in a manner that could create inaccuracies in our risk adjustment data, cause us to overstate or understate our revenue, cause us to authorize incorrect payment levels to members of our provider networks, or violate certain laws and regulations, such as HIPAA.

We May Be Unsuccessful in Implementing Our Growth Strategy If We Are Unable to Complete Acquisitions on Favorable Terms or Integrate the Businesses We Acquire into Our Existing Operations, or If We Are Unable to Otherwise Expand into New Service Areas in a Timely Manner in Accordance with Our Strategic Plans.
     Depending on acquisition, expansion, and other opportunities, we expect to continue to increase our membership and to expand to new service areas within our existing markets and in other markets. Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. The market price of businesses that operate Medicare Advantage plans has generally increased recently, which may increase the amount we are required to pay to complete future acquisitions. Some of our competitors have greater financial resources than we have and may be willing to pay more for these businesses. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
     To the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:
•	additional employees who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information technology, claims processing, and record keeping systems; and

•	accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.
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
     Our operations are highly dependent on the efforts of Herbert A. Fritch, our President and Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategy and forging our business relationships. Although certain of our executives, including Mr. Fritch, have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. The loss of the leadership, knowledge, and experience of Mr. Fritch and our other executive officers could adversely affect our business. J. Murray Blackshear, our Executive Vice President and President — Tennessee Division and Pasquale R. Pingitore, M.D., our Senior Vice President and Chief Medical Officer have each informed us that they intend to retire effective December 31, 2006. There can be no assurance that we will be able to replace any of our executive officers with persons of comparable experience and ability, and it may take an extended period of time to replace them because a limited number of individuals in the managed care industry have the breadth and depth of skills and experience of our executive officers. We do not currently maintain key-man life insurance on any of our executive officers.
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
     During the quarter ended September 30, 2006, the Company repurchased the following shares of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)
7/1/06 – 7/31/06	25,458	$0.20	Inapplicable	Inapplicable
8/1/06 – 8/31/06	1,958	$0.20	Inapplicable	Inapplicable
9/1/06 – 9/30/06	2,875	$0.20	Inapplicable	Inapplicable
Total	30,291	$0.20	Inapplicable	Inapplicable
     The shares reflected in the table above were repurchased pursuant to the terms of restricted stock purchase agreements between three former employees and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the former employees’ cost for such shares.
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Inapplicable.
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

HEALTHSPRING, INC.
Date: November 9, 2006	By:	/s/ Kevin M. McNamara
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