Form 10-K
period 2006-12-31
HealthSpring, Inc.
filed 2007-03-14
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2006, was approximately $637.5 million. For the purposes of this disclosure only, the registrant has included shares beneficially owned by its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock as stock held by affiliates of the registrant, provided that such persons may disclaim such status.
     As of March 13, 2007 there were outstanding 57,327,632 shares of the registrant’s Common Stock, par value $0.01 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Overview
     HealthSpring, Inc. is a managed care organization in the United States whose primary focus is Medicare, the federal government-sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Pursuant to the Medicare Advantage program and the new Medicare Part D program, Medicare beneficiaries may receive healthcare benefits, including prescription drugs, through a managed care health plan. Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare program, design competitive products, manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our local service areas. Our Medicare Advantage experience allows us to build collaborative and mutually beneficial relationships with healthcare providers, including comprehensive networks of hospitals and physicians, that are experienced in managing the healthcare needs of Medicare populations.
     Currently, we operate Medicare Advantage plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. We also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups. For the year ended December 31, 2006, Medicare premiums accounted for approximately 87.8% of our total revenue. As of December 31, 2006, our Medicare Advantage plans had over 115,000 members. On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. We expanded our stand-alone PDP program on a national basis in 2007. We sometimes refer to our Medicare Advantage plans after January 1, 2006 collectively as “Medicare Advantage” plans and separately as “MA-only” for plans without prescription drug benefits and as “MA-PD” for plans with prescription drug benefits. We refer to our stand-alone prescription drug plans as “stand-alone PDPs” or “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. As of December 31, 2006, our PDP had over 88,000 members.
     Our management team has extensive experience managing providers and provider networks and creating mutually beneficial incentives to efficiently manage medical expenses. Through our relationships with providers, we have achieved medical loss ratios, or MLRs, that we believe are below industry averages. We have also implemented comprehensive disease management and utilization management programs, primarily designed to treat our members and promote the wellness of the chronically ill, which account for a significant portion of the costs of managed care populations. We believe our analytical, data-driven approach to our operations further enhances our medical expense management capabilities.
     Our corporate headquarters are located at 44 Vantage Way, Suite 300, Nashville, Tennessee 37228, and our telephone number is (615) 291-7000. Our corporate website address is www.myhealthspring.com. Information contained on our website is not incorporated by reference into this report and we do not intend the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in acquiring such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “the company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.
The Medicare Program and Medicare Advantage
     Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by the Centers for Medicare and Medicaid Services, or CMS.

     The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, $93.50 in 2007, that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a $131 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.
     Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare patients and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” There is currently no fee-for-service coverage for certain preventive services, including annual physicals and wellness visits, eyeglasses, and hearing aids.
     As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage. Pursuant to Medicare Part C and the new Medicare Part D, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the plans’ risk scores as more fully described below. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare beneficiaries including, in some Medicare Advantage plans including ours, additional preventive services and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Most Medicare Advantage plans have no additional monthly premiums. In some geographic areas, however, and for plans with open access to providers, members may be required to pay a monthly premium.
     Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare+Choice program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997, or BBA. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA. CMS is phasing-in this risk adjustment payment methodology with a model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s average gender, age, and disability demographics. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk-adjusted payments was increased to 30% in 2004, 50% in 2005, 75% in 2006, and 100% in 2007.
The 2003 Medicare Modernization Act
     Overview. In December 2003 Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005, and added a Medicare Part D prescription drug benefit beginning in 2006, as further described below.
     One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. Effective January 1, 2004, the MMA increased Medicare Advantage statutory payment rates, generally increasing payments per member to Medicare Advantage plans. Medicare Advantage plans are required to use these increased payments to improve the healthcare benefits that are offered, to reduce premiums, or to strengthen provider networks. We believe the reforms proposed by the MMA, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care benefits, while also reducing out-of-pocket expenses for beneficiaries. As a result of these reforms, including the Part D prescription drug benefit, we expect enrollment in Medicare’s managed care programs to increase in the coming years.
     Prescription Drug Benefit. As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the transitional prescription drug discount program and replaced Medicaid prescription drug coverage for dual-eligible beneficiaries. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors for 2006 and 2007 designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for member demographics and risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
     The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit, or MA-PD, while fee-for-service beneficiaries are able to purchase a stand-alone prescription drug plan, or PDP, from a list of CMS-approved PDPs available in their area. Our Medicare Advantage members were automatically enrolled in our MA-PD plans as of January 1, 2006 unless they chose another provider’s prescription drug coverage or one of our other plan options without drug coverage. Any Medicare Advantage member enrolling in a stand-alone PDP, however, is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. In addition, certain dual-eligible beneficiaries are automatically enrolled with approved PDPs in their region, as described below.
     Under the standard Part D drug coverage for 2007, beneficiaries enrolled in a stand-alone PDP pay a $265 deductible, co-insurance payments equal to 25% of the drug costs between $265 and the initial annual coverage limit of $2,400, and all drug costs between $2,400 and $5,451.25 which is commonly referred to as the Part D “doughnut hole.” After the beneficiary has incurred $3,850 in out-of-pocket drug expenses, 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay, and coverage amounts will be adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage plan is required to offer a Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our national PDP and through our MA-PD plans in each of our markets.
     Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible members. Currently, CMS pays a higher premium for a dual-eligible beneficiary because a dual-eligible member generally has a higher risk score corresponding to his or her higher medical costs. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, as of January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region. For 2007, our national PDP bid was below the benchmark in 29 of the 34 CMS regions. Substantially all of our stand-alone PDP members result from CMS’s auto-assignment of dual-eligibles.
     Bidding Process. Although Medicare Advantage plans will continue to be paid on a capitated, or per member per month, or PMPM, basis, as of January 1, 2006, CMS uses a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, was relabeled as the “benchmark” amount, and local Medicare Advantage plans will annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans will be required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS will have the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive. For 2007, our average reimbursement rates for our Medicare Advantage (excluding MA-PD) plans to date have increased by 4.1% over 2006, reflecting increases in county benchmarks and our plans’ average risk scores. Average reimbursement rates for Medicare Advantage (including MA-PD) plans to date have increased 2.6% for 2007 as compared to 2006. Reimbursement rates for stand-alone PDPs to date have decreased by 9.5% in 2007 as compared to 2006.
     Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. For 2007 and subsequent years, the annual enrollment period for a PDP is from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year. Eligible beneficiaries who fail to timely enroll in a Part D plan are subject to the penalties described above if they later decide to enroll in a Part D plan.
Products and Services
     We currently offer Medicare health plans, including MA-only and MA-PD in each of our markets. We also offer a national stand-alone PDP plan. Of our January 1, 2007 PDP membership of approximately 108,000, approximately 85% reside in our five current Medicare Advantage service areas. Our Medicare Advantage plans cover Medicare eligible members with benefits that are at least comparable to those offered under traditional Medicare fee-for-service plans. Through our plans, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Our plans are designed to be attractive to seniors and offer a broad range of benefits that vary across our markets and service areas but may include, for example, mental health benefits, vision and hearing benefits, transportation services, preventive health services such as health and fitness programs, routine physicals, various health screenings, immunizations, chiropractic services, and mammograms. Most of our Medicare Advantage members pay no monthly premium but are subject in some cases to co-payments and deductibles, depending upon the market and benefit. Our Medicare Advantage members are required to use a primary care physician within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer a special needs zero premium, zero co-payment plan, or SNP, to dual-eligible individuals in each of our markets.
     The amount of premiums we receive for each Medicare member is established by contract, although it varies according to various demographic factors, including the member’s geographic location, age, and gender, and is further adjusted based on the member’s risk score. During the month of December 2006, our Medicare Advantage premiums (including MA-PD) across our service areas ranged from $698.51 to $907.05 PMPM. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare Advantage and PDP products.

     In addition to our Medicare Advantage and stand-alone PDP products, we offer commercial managed care products and services in certain of our markets. Our commercial plans cover employer groups with medical coverage and benefits that differ from plan to plan for a set monthly premium. Our commercial products include:
•	commercial health maintenance organization, or HMO, plans in Alabama and Tennessee; and
•	Preferred provider organization, or PPO, network rental, which allows third party administrators to use our provider network for an access fee, in Tennessee.
We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting and other general business office services.
Our Health Plans
     We operate Medicare Advantage and commercial health plans through HMO subsidiaries. Each of the HMO subsidiaries is regulated by the department of insurance, and in some cases the department of health, in its respective state. In addition, we own and operate non-regulated management company subsidiaries that provide administrative and management services to the HMO subsidiaries in exchange for a percentage of the HMO subsidiaries’ income pursuant to management agreements and administrative services agreements. Those services include:
•	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;

•	medical management, credentialing, marketing, and product promotion;

•	support services and administration;

•	financial services; and

•	claims processing and other general business office services.
     The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP and commercial plan membership as of the dates indicated:

	December 31,
	2006		2005	2004
Medicare Advantage Membership
Tennessee	46,261		42,509	29,862
Texas	34,638		29,706	21,221
Alabama	27,307		24,531	12,709
Illinois(1)	6,284		4,166	—
Mississippi(2)	642		369	—

Total	115,132		101,281	63,792

Medicare Stand-Alone PDP Membership	88,753		—	—

Commercial Membership(3)
Tennessee	29,341		29,859	32,139
Alabama	2,629		11,910	16,241

Total	31,970	(4)	41,769	48,380

(1)	We commenced operations in Illinois in December 2004.

(2)	We commenced enrollment efforts in Mississippi in July 2005. The annual enrollment and lock-in provisions of the MMA were suspended in our service areas in Mississippi for 2006 as a result of Hurricane Katrina.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(4)	As a result of the non-renewal by several large employers in Tennessee and Alabama, total commercial membership as of January 1, 2007 was approximately 16,500.

Tennessee
     We began operations in Tennessee in September 2000 when we purchased a 50% interest in an HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased an additional 35% interest in the HMO in 2003 and purchased the remaining 15% in March 2005.
     As of December 31, 2006, our Tennessee HMO, known as HealthSpring of Tennessee, had approximately 75,600 members in 27 counties, including approximately 46,300 Medicare Advantage members, and 29,300 commercial members. As a result of the discontinued coverage by several large employers, total commercial membership as of January 1, 2007 was approximately 15,700. In addition, through Signature Health Alliance, our wholly-owned PPO network subsidiary, we provided access to our provider networks for approximately 71,500 members as of December 31, 2006, throughout the 20-county area of Middle Tennessee. Our Tennessee market is primarily divided into three major service areas including Middle Tennessee, the three-county greater Memphis area, and the four-county greater Chattanooga area.
     Based upon the number of members, we believe we operate the largest Medicare Advantage health plan in the State of Tennessee. We believe the primary competing Medicare Advantage plans in our service areas in Tennessee are Windsor Health Group, Humana, Inc., Cariten Healthcare, UnitedHealth Group and Blue Cross Blue Shield.
Texas
     We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare lives from a managed care plan in state receivership.
     As of December 31, 2006, our Texas HMO, known as Texas HealthSpring, had approximately 34,600 Medicare Advantage members in 20 counties. Our Texas market is primarily divided into three major service areas, including the 14-county greater Houston area, a four-county area northeast of Houston, and a two-county Rio Grande Valley area. In January 2007, we expanded our Texas operations into five additional counties northeast of Houston.
     Our primary competitors in our Texas service areas include traditional Medicare Advantage and private fee-for-service, or PFFS, plans operated by Humana, Inc., Universal American Financial Corp., United Health Group, AMERIGROUP and Valley Baptist Health Plan, and Universal Health Care, Inc.
Alabama
     We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. As of December 31, 2006, our Alabama HMO, known as HealthSpring of Alabama, served over 29,900 members, including approximately 27,300 Medicare Advantage members and 2,600 commercial members in 42 counties (which reduced to 33 counties as of January 1, 2007). As we generally operate statewide, we do not have distinct primary service areas in Alabama.
     We discontinued offering commercial benefits to individuals and small group employers in Alabama effective May 31, 2006. Prior to May 31, 2006, small employer groups enrolled in our commercial plans could elect to continue participating in our plans through May 31, 2007. As of January 1, 2007, there were approximately 800 commercial members participating in our individual and small employer group plans in Alabama. Pursuant to Alabama and federal law, as a result of our decision to exit the individual and small group commercial markets, we may not reenter the individual and small group employer commercial markets in Alabama until November 30, 2010.
     We believe that our market position in Alabama as of December 2006, based on membership, was second. Our primary Medicare Advantage competitors are UnitedHealth Group, Viva Health, a member of the University of Alabama at Birmingham Health System, Blue Cross Blue Shield and Humana, Inc.

Illinois
     We began operations in Illinois in December 2004 and, as of December 31, 2006, our Medicare Advantage plan in Illinois, known as HealthSpring of Illinois, served approximately 6,300 beneficiaries in five counties in the Chicago area. We believe our primary competitors are Humana, Inc., Wellcare Health Plans, Inc., Aetna, Inc. and Aveta Health, Inc.
     Prior to the impact of the budget restrictions and other changes to the Medicare program following the BBA, there were approximately 150,000 Medicare beneficiaries in the Chicago metropolitan area enrolled in Medicare managed care plans.
Mississippi
     We commenced our enrollment efforts in July 2005 for our Medicare Advantage plan, known as HealthSpring of Mississippi, in two counties in northern Mississippi located near Memphis, Tennessee. We entered these service areas consistent with our growth strategy to leverage existing operations to expand to new service areas located near or contiguous to our existing service areas. In 2006, we expanded our operations in our Mississippi market to include six counties in southern Mississippi located near Mobile, Alabama.
     Currently, we believe Humana, Inc. is the only other managed care company offering a competing Medicare Advantage plan in the State of Mississippi.
National Part D Plan
     On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. We expanded our stand-alone PDP program on a national basis in 2007. For 2007, our national PDP bid was below the benchmark in 29 of the 34 CMS regions. Of our January 1, 2007 PDP membership, approximately 85% reside in our five Medicare Advantage service areas.

Medical Health Services Management and Provider Networks
     One of our primary goals is to arrange for high quality healthcare for our members. To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs. Our health services quality management programs primarily include disease management and utilization management programs.
     Our disease management programs are focused on prevention and care and are designed to support the coordination of healthcare intervention, physician/patient relationships and plans of care, preventive care and patient empowerment with the goal of improving the quality of patient care and controlling related costs. Our disease management programs are focused primarily on high-risk care management and the treatment of our chronically ill members, which often account for a significant portion of costs of managed care plans. These programs are designed to efficiently treat patients with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, prenatal and premature infant care, end stage renal disease, diabetes, asthma related conditions, and certain other conditions. In addition to internal disease management efforts, we work with outsourced disease management companies.
     We also have implemented utilization, or case, management programs to provide more efficient and effective use of healthcare services by our members. Our case management programs are designed to improve outcomes for members with chronic conditions through standardization, proactive management, coordinating fragmented healthcare systems to reduce healthcare duplication, provide “gate-keeping” services and improve collaboration with physicians. We have contractors that monitor hospitalization, coordinate care, and ensure timely discharge from the hospital. In addition, we use internal case management programs and contracts with other third parties to manage severely and chronically ill patients. We utilize on-site critical care intensivists, hospitalists and concurrent review nurses, who manage the appropriate times for outpatient care, hospitalization, rehabilitation or home care. We also offer prenatal case management programs as part of our commercial plans.
     We have information technology systems that support our quality improvement and management activities by allowing us to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements. We utilize this information as part of our monthly analytical reviews and to enhance our preventive care and disease and case management programs where appropriate.
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
     We believe strong provider relationships are essential to increasing our membership and improving the quality of care to our members on a cost efficient basis. We have established comprehensive networks of providers in each of the areas we serve. We seek providers who have experience in managing the Medicare population, including through a risk-sharing or other relationship with a Medicare Advantage plan. Our goal is to create mutually beneficial and collaborative arrangements with our providers. We believe provider incentive arrangements should not only help us attract providers, but also help align their interests with our objective of providing high-quality, cost-effective healthcare and ultimately encourage providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical results.

     In some markets, we have entered into semi-exclusive arrangements with provider organizations or networks. For example, in Texas we have partnered with Renaissance Physician Organization, or RPO, a large group of 13 independent physician associations with over 1,100 physicians, including approximately 450 primary care physicians, or PCPs, and approximately 28,300 enrolled members located primarily in seven counties in the State of Texas.
     In our efforts to improve the quality and cost-effectiveness of healthcare for our members, we continue to refine and develop new methods of medical management and physician engagement. Two such initiatives are currently underway. We have had encouraging preliminary results from the initial pilot of our “pay-for-quality” initiative, which provides quality and outcomes-based financial incentives to physicians, with approximately 7,500 members in 12 PCP offices in multiple markets. The program, as piloted, includes an in-office resource, usually a nurse, in the physician practice that is dedicated to serving our members. We also provide a dedicated call center resource for disease management support. We are currently in the process of expanding the program to approximately 24,000 to 25,000 members in Tennessee, Alabama, and Texas to determine whether the early results can be replicated across markets.
     In December 2006, we opened our first Living Well Health Center clinic dedicated to our Medicare plan members, contracted with a medical group in Tennessee that experienced encouraging pay-for-quality results discussed above. The clinic was designed with the Medicare member in mind, with amenities designed to minimize any barrier to patient access such as single floors (no elevators or stairs); adjacent parking or valet service and in some cases, pick up and return services; open reception areas; on-site nutritionists, dieticians, and nurse educators; wide corridors and doors; handicapped-accessible facilities; and electronic medical records. We believe clinics have the potential to improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. We also believe clinics will give us an advantage over our competitors not offering clinics, creating a more attractive network for our members. We currently plan to open two additional clinics in 2007 prior to the 2008 open enrollment period.
     The following table shows the number of physicians, specialists, and other providers participating in our Medicare Advantage networks as of December 31, 2006:

	Primary		Specialists and
	Care		Other
Market	Physicians	Hospitals	Providers
Tennessee	1,439	57	4,368
Texas	827	50	1,619
Alabama	1,001	68	2,831
Illinois	452	24	1,636
Mississippi	81	3	374

Total	3,800	202	10,828

     Generally, we contract for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the “average wholesale price” for the provision of covered outpatient drugs. Our HMOs are entitled to share in drug manufacturers’ rebates based on pharmacy utilization relating to certain qualifying medications. We also contract with a third party behavioral health vendor who provides mental health and substance abuse services for our members.
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
     In a limited number of cases, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In some cases, we may be obligated to pay the full rate billed by the provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare.
     We believe our incentive and risk-sharing arrangements help to align the interests of the physician with us and our members and improve both clinical and financial outcomes. We will continue to seek to implement these arrangements where possible in our existing and new service areas.
Sales and Marketing Programs
     As of December 31, 2006, our sales force consisted of approximately 650 appointed third party agents and 80 internal licensed sales employees (including in-house telemarketing personnel). Our third party agents are compensated on a commission basis. Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues. To date, we have not actively marketed our PDPs and have relied primarily on auto-assignments of dual-eligibles by CMS.
     In addition to traditional marketing methods including direct mail, telemarketing, radio, television, internet and other mass media, and cooperative advertising with participating hospitals and medical groups to generate leads, we also conduct community outreach programs in churches and community centers and in coordination with government agencies. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care.

     Our sales and marketing programs include an integrated multimedia advertising campaign featuring Major League Baseball Hall of Fame member Willie Mays, our national spokesperson. Campaigns are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining members and providers. In addition, we seek to create ethnically and culturally competent marketing programs where appropriate that reflect the diversity of the areas that we serve.
     Our marketing and sales activities are heavily regulated by CMS and other governmental agencies. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding the benefits of preventive care, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our third-party brokers and agents are also heavily regulated. We maintain active and ongoing training and oversight of all employed and contracted sales representatives, agents and brokers.
     Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries and others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. The annual enrollment period is from November 15 through December 31 each year for stand-alone PDPs and through March 31 of the following year for Medicare Advantage plans. We have significantly adjusted the timing and intensity of our marketing efforts to align with the limited open enrollment period.
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
Competition
     We historically operated in areas where there have been few or no competing Medicare Advantage plans, although we are currently operate in an increasingly competitive environment, particularly with the recent advent of PFFS plans resulting from the passage of the MMA. Our principal competitors for contracts, members, and providers vary by local service area and are principally national, regional and local commercial managed care organizations, including PDPs, that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, the MMA (including Medicare Part D) has caused a number of other managed care organizations, some of which are already in our service areas, to decide to enter the Medicare Advantage market. Furthermore, the implementation of Medicare Part D prescription drug benefits in 2006 has caused national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to enter our markets and provide services and benefits to the Medicare eligible population. Medicare PFFS plans allow their members more flexibility to select physicians than HMO Medicare Advantage plans.
     We believe the principal factors influencing a Medicare recipient’s choice among health plan options are:
•	additional premiums, if any, payable by the beneficiary;

•	benefits offered;

•	location and choice of healthcare providers;

•	quality of customer service and administrative efficiency;

•	reputation for quality care;

•	financial stability of the plan; and

•	accreditation results.
     A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a health plan. We face competition from other managed care companies that have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and in our markets, greater market share, larger contracting scale and lower costs. Superior benefit design, provider network and community perception may also provide a distinct competitive advantage.
Our Competitive Advantages
     We believe the following are our key competitive advantages:
     Focus on Medicare Advantage Market. We are focused primarily on the Medicare Advantage market. We believe our focus on designing and operating Medicare Advantage health plans tailored to each of our local service areas enables us to offer superior Medicare Advantage plans and to operate those plans with what we believe to be lower MLRs. Our focus allows us to:
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
     Leading Presence in Attractive, Underpenetrated Markets. We have a significant market position in our established service areas and in many of our service areas we are the market leader in terms of the number of Medicare Advantage members. Medicare Advantage penetration is highly variable across the country as a result of various factors, including infrastructure and provider accessibility. We focus our efforts primarily on service areas we believe to be underpenetrated, providing opportunities for us to increase the membership of our plans.
     We believe our market position provides us with competitive advantages including operating efficiencies; comprehensive provider networks; and “HealthSpring” name recognition with potential new members within our service areas and in areas located contiguous to or near our existing service areas.
     Effective Medical Management. Our medical management efforts are designed primarily for the Medicare Advantage program. We believe our ability to predict and manage our medical expenses is primarily the result of the following factors:
•	Analytical Focus — We have institutionalized, throughout our management team, a data-driven analytical focus on our operations. We intensively review, on a monthly basis, actuarial analyses of claims data, IBNR claims, medical cost trends and loss ratios, and other relevant data by service area and product. We also assess provider relations monthly based upon reports prepared by the senior management team for each of our markets. The monthly reviews are attended by senior management of the company and our local markets and allow us to identify and address favorable and adverse trends in a timely manner.

•	Provider Networks— Our management team has extensive experience managing providers and provider networks, including independent physician associations. We believe this experience provides us a competitive advantage in structuring our provider contracts and provider relations generally. Our provider networks include over 13,500 physicians and 200 hospitals. We seek providers who have experience in managing the Medicare population. We attempt to contract with our providers by, among other things, aligning physician interests with our interests and the interests of our members by way of incentive compensation and risk-sharing arrangements. These incentive arrangements are designed to encourage our providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical and financial results. Additionally, we internally monitor and evaluate the performance of our providers on a periodic basis to ensure these relationships are successful in meeting their goals and engage our providers directly when appropriate to address performance deficiencies individually or within their networks.

•	Focus on Promoting Member Wellness and Managing Medical Care Utilization — We practice a “gatekeeper” approach to managing care. Each member selects a primary care physician who coordinates care for that member and, in conjunction with the company, monitors and controls the member’s utilization of the network. Although the primary care physician is primarily responsible for managing member utilization and promoting member wellness, we have also implemented comprehensive quality management programs to help ensure high quality, cost-effective healthcare for our members, and in particular the chronically ill. We actively manage improvements in beneficiary care through internal and outsourced disease management programs for members with chronic medical conditions. We have also designed case management programs to provide more effective utilization of healthcare services by our members, including through the employment of on-site critical care intensivists, hospitalists, and concurrent review nurses who are trained to know the appropriate times for outpatient care, hospitalization, rehabilitation, or home care, and through partnerships with third party case management specialists. We work closely with our disease and case management partners in a hands-on approach to help ensure the desired outcomes. Our providers are trained and encouraged to utilize our disease and case management programs in an effort to improve clinical and financial outcomes.
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
Regulation
Overview
     As a managed care organization, our operations are and will continue to be subject to substantial federal, state, and local government regulation which will have a broad effect on the operation of our health plans. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory and administrative powers. These laws and regulations are intended primarily for the benefit of the members and providers of the health plans.
     In addition, our right to obtain payment from Medicare is subject to compliance with numerous regulations and requirements, many of which are complex, and evolving as a result of the MMA, and are subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage plans, our Medicare revenues are completely dependent upon the reimbursement levels and coverage determinations in effect from time to time in the Medicare Advantage program.
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
     The MMA generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. CMS has implemented two waiver processes, however, to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they do business, even if the state already has in place a licensing process for PDP sponsors. For plan year 2007, PDP sponsors may seek a “single state waiver” in such states by submitting to CMS a waiver application. A “regional plan waiver” is also available to PDP sponsors that have obtained licensure as a risk-bearing entity in at least one state in a PDP region.
Federal Regulation
     Medicare. Medicare is a federally sponsored healthcare plan for persons aged 65 and over, qualifying disabled persons and persons suffering from end-stage renal disease which provides a variety of hospital and medical insurance benefits. We contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare Advantage program. As a result, we are subject to extensive federal regulations, some of which are described in more detail elsewhere in this report. CMS may audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.
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
State Regulation
     Though generally governed by federal law, each of our HMO subsidiaries is licensed in the market in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions and business operations. Our HMO subsidiaries are also generally required to demonstrate among other things, that we have an adequate provider network, that our systems are capable of processing providers’ claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving an HMO, and of certain transactions between an HMO and its parent or affiliated entities or persons. Generally, our HMOs are limited in their ability to pay dividends.
     Our HMO subsidiaries are required to maintain minimum levels of statutory capital. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs, or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. Currently, only our Texas HMO subsidiary is subject to statutory RBC requirements and our other HMO subsidiaries are subject to other minimum statutory capital requirements mandated by the states in which they are licensed. These requirements assess the capital adequacy of an HMO subsidiary based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If the HMO’s statutory capital level falls below certain required capital levels, the HMO may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.
Technology
     We have developed and implemented information technology solutions that we believe are critical to our success and our goal to provide high quality healthcare for our members. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. Additionally, we recently enhanced our disease and case management software functionality.
     We augment our own technology services through independent third parties, such as DST Health Solutions, Inc. and OAO Health Solutions, Inc., with whom we have entered into what we believe are customary agreements for the provision of software and related consulting services with respect to our information technology systems. We are in the process of developing increased internal software development capability to support and enhance our core processing systems and in order to respond to rapidly changing market, regulatory, and operational requirements.
     We have completed our initial business continuity and disaster recovery planning and have begun implementation on a primary data center in Nashville, Tennessee and secondary data center in Birmingham, Alabama. We will continue testing and implementation through 2007.
Employees
     At December 31, 2006, we had approximately 1,200 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good.
Service Marks
     The name “HealthSpring” is a registered service mark with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.
EXECUTIVE OFFICERS OF THE COMPANY
     The following are our executive officers and their biographies and ages as of February 28, 2007:
     Herbert A. Fritch, age 56, has served as the Chairman of the Board of Directors, President, and Chief Executive Officer of the company and its predecessor, NewQuest, LLC, since the commencement of operations in September 2000. Beginning his career in 1973 as an actuary, Mr. Fritch has over 30 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to NAMM, Mr. Fritch served as a regional vice president for Partners National Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
     Jeffrey L. Rothenberger, age 47, has served as Executive Vice President and Chief Operating Officer of the company since March 2005, and served in various capacities, including chief operating officer, for the company’s predecessor since September 2000. Prior to joining NewQuest, LLC, Mr. Rothenberger served as vice president for NAMM from 1996 to August 2000, with operating responsibility for several markets. Mr. Rothenberger also served as chief financial officer for the Houston independent physician associations affiliated with NAMM in 1995. Mr. Rothenberger holds a B.B.A. in Accounting from the University of Georgia and an M.B.A. from the University of Houston. In addition, Mr. Rothenberger is a certified public accountant (inactive). Mr. Rothenberger has announced his retirement from the Company effective April 30, 2007.
     Gerald V. Coil, age 58, was hired as Executive Vice President and Chief Operating Officer of the company in December 2006 in anticipation of Mr. Rothenberger’s retirement. Prior to joining the company, he was president of MHN, the behavioral health division of HealthNet, Inc., a publicly held managed care organization, from October 2002 to December 2006. From January 2002 to October 2002, Mr. Coil served in various capacities for Kaiser Permanente, a not-for-profit integrated healthcare system. Prior to January 2002, Mr. Coil worked for NAMM in various capacities, including as head of its West Coast operations. Mr. Coil holds a B.S. in Sociology and Social Work from Arizona State University.
     Kevin M. McNamara, age 50, has served as Executive Vice President and Chief Financial Officer and Treasurer of the company since April 2005. Mr. McNamara served from April 2005 to January 2006 as non-executive chairman of ProxyMed, Inc., a provider of automated healthcare business and cost containment solutions for financial, administrative and clinical transactions in the healthcare payments marketplace, and served as interim chief executive officer of ProxyMed, Inc. from December 2004 through June 2005. Mr. McNamara served as chief financial officer of HCCA International, Inc., a healthcare management and recruitment company, from October 2002 to April 2005. From November 1999 until February 2001, Mr. McNamara served as chief executive officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as senior vice president and chief financial officer of Envoy Corporation, a provider of electronic transactions processing services to participants in the healthcare industry. Mr. McNamara also serves on the board of directors of Luminex Corporation, a diagnostic and life sciences tool and consumables manufacturer. Mr. McNamara is a certified public accountant (inactive) and holds a B.S. in Accounting from Virginia Commonwealth University and an M.B.A. from the University of Richmond.
     J. Gentry Barden, age 45, has served as Senior Vice President, Corporate General Counsel, and Secretary of the company since July 2005. From September 2003 to July 2005, Mr. Barden was a member of Brentwood Capital Advisors LLC, an investment banking firm based in Nashville, Tennessee that advised the company in the recapitalization. From September 2000 to February 2003, Mr. Barden was a managing director of McDonald Investments Inc., an investment-banking subsidiary of Cleveland, Ohio-based KeyCorp, in its Nashville office. From December 1998 to June 2000, Mr. Barden was a managing director and member of J.C. Bradford & Co., LLC, a Nashville-based investment-banking firm, and co-directed its mergers and acquisitions operations. Mr. Barden was a corporate and securities lawyer from 1986 through 1998, including with Bass, Berry & Sims PLC in Nashville, Tennessee. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.

     Craig S. Schub, age 51, has served as Senior Vice President and Chief Marketing Officer since April 2006. Mr. Schub was a senior vice president and chief marketing officer for Advance PCS, a pharmacy benefit management company from August 2001 until March 2004 when it was acquired by merger with Caremark Rx, Inc. For over ten years prior to February 2001, Mr. Schub served in various capacities for PacifiCare Health Systems, including as senior vice president of marketing and senior vice president of its Secure Horizons division, which operated PacifiCare’s Medicare Advantage plan. Mr. Schub graduated with a B.S. in business administration from California State University and served in the United States Air Force.
     David L. Terry, Jr, age 56, has served as Senior Vice President and Chief Actuary of the company since March 2005, and served in various capacities, including Chief Actuary, for the company’s predecessor since July 2003. Prior to joining NewQuest, LLC, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in actuarial science from the University of Nebraska.
     Mark A. Tulloch, age 44, joined the company in July 2006. He was Senior Vice President of Pharmacy Operations from July through December 2006 and, effective January 2007, became Senior Vice President of Managed Care Operations. Prior to joining the company, he served from March 2003 to July 2006 as senior vice president of operations for United Surgical Partners International (“USPI”), a publicly-held owner and operator of short-stay surgical facilities. Prior to March 2003, Mr. Tulloch spent seven years with OrthoLink Physicians Corporation, a subsidiary of USPI specializing in orthopaedic practice management and ancillary development. Mr. Tulloch served in various capacities for Ortholink, including as president and chief operating officer. Mr. Tulloch holds an M.B.A. from the Massey School at Belmont University, a M.Ed. from Vanderbilt University, and a B.S. from Middle Tennessee State University.
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
Risks Related to Our Industry
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums from our PDP plans, accounted for approximately 87.8% of our total revenue for the year ended December 31, 2006. As a result, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Future Medicare premium rate levels may be affected by continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints. Changes in the Medicare program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and our revenues and profitability.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing-in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, 75% in 2006, and 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our plans’ risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue.
     CMS has recently initiated studies designed to assess the degree of coding pattern differences between Medicare fee-for-service and Medicare Advantage and the extent to which any differences could be appropriately addressed by an adjustment to the CMS risk scores. Diagnosis coding is one of the components used to determine the risk scores of individual members. In the event these studies reveal differences in the capture of coding between traditional Medicare fee-for-service and Medicare Advantage, there may be an impact on the risk adjustment payments to Medicare Advantage plans.
     Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment favorably impacted payments to Medicare Advantage plans. In February 2006, the President signed legislation that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk adjusted payments made to Medicare Advantage plans. These legislative changes will have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums will be reduced over the phase-out period unless our risk scores increase in a manner sufficient, when considered together with inflation-related increases in rates, to offset the elimination of this adjustment. Although our plans’ risk scores have increased historically, there is no assurance that the increases will continue or, if they do, that they will be large enough to offset the elimination of this adjustment.
Our Records May Contain Inaccurate Information Regarding the Risk Adjustment Scores of Our Members, Which Could Cause Us to Overstate or Understate Our Revenue.
     We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to our HMO subsidiaries based on medical charts and diagnosis codes prepared by providers of medical care. Inaccurate coding by medical providers and inaccurate records for new members in our plans could result in inaccurate premium revenue and risk adjustment payments, which is subject to correction or update in later periods. Payments that we receive in connection with this corrected or updated information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We may also find that our data regarding our members’ risk adjustment scores, when reconciled, requires that we refund a portion of the revenue that we received.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 Made Changes to the Medicare Program That Will Materially Impact Our Operations and Could Reduce Our Profitability and Increase Competition for Members.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA may increase competition, create challenges for us with respect to educating our existing and potential members about the changes, and create other risks and substantial and potentially adverse uncertainties, including the following:
Increased competition could adversely affect our enrollment and results of operations.
•	The MMA increased reimbursement rates for Medicare Advantage plans, which we believe has increased the number of plans that participate in the Medicare program and created additional competition. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, have established PDPs that compete with some of our Medicare programs.

•	Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including PFFS plans and regional preferred provider organizations, or PPOs. Medicare PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than Medicare Advantage HMOs such as ours, which typically require members to coordinate care through a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treats regional plan enrollees. There can be no assurance that PFFS plans and regional Medicare PPOs in our service areas will not in the future adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.
The limited annual enrollment process may adversely affect our growth and ability to market our products.
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
The limited annual enrollment period may make it difficult to retain an adequate sales force.
As a result of the limited annual enrollment period and the subsequent “lock-in” provisions of the MMA, our sales force, including our independent sales brokers and agents, are limited in their ability to market our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products. The annual enrollment window may also make hiring full-time sales employees impracticable, which could increase our already substantial reliance on outside agents. Accordingly, we may not be able to retain an adequate sales force to support our growth strategy. As our members are primarily enrolled through in-person sales calls, a reduction in our sales force may adversely affect our future enrollment, including our expansion efforts, and, accordingly, adversely and materially affect our profitability and results of operations.
The competitive bidding process may adversely affect our profitability.
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
We derive a significant portion of our Medicare revenues from our PDP operations, and legislative or regulatory actions, economic conditions, or other factors that adversely affect those operations could materially reduce our revenues and profits.
We may be unable to sustain our PDP operation’s profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could affect our PDP operations include:
•	Congress may make changes to the Medicare program, including changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenue or medical expense or plans for growth.

•	We are making actuarial assumptions about the utilization of prescription drug benefits in our MA-PD plans and our PDPs. Because this is a new program, there is limited historical basis for these assumptions, and we cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•	We have encountered competition from other PDPs, some of which may have significantly greater resources and brand recognition than we do and new PDPs are entering the business.

•	Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP. Medicare beneficiaries who are not dually eligible will be able to change PDPs during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDPs, and we may not be able to attract new PDP members.
•	In February 2007, The U.S. House of Representatives’ Committee on Oversight and Government Reform sent a letter to a number of Medicare plans requesting information submitted by the plans to CMS relating to, among other things, Part D plan profits and administrative costs; discounts, rebates, and other price concessions from drug manufacturers and pharmacies; and concessions passed through to beneficiaries. We did not receive a similar letter. This initial Congressional inquiry could lead to hearings and further Congressional investigation into Part D related profits and perhaps into the profitability of Medicare managed care plans generally.
Financial accounting for the Medicare Part D benefits is complex and requires difficult estimates and assumptions.
•	The MMA provides for “risk corridors” that are designed to limit to some extent the losses MA-PDs or PDPs would incur if their costs turned out to be higher than those in the plans’ bids submitted to CMS. For example, for 2006 and 2007 drug plans will bear all gains and losses up to 2.5% of their expected costs, but will be reimbursed for 75% of the losses between 2.5% and 5%, and 80% of losses in excess of 5%. The initial risk corridors in 2006 and 2007 will not be available in 2008 or future years. As the risk corridors are designed to be symmetrical, a plan whose actual costs fall below their expected costs, such as for our plans in 2006, is required to reimburse CMS based on a similar methodology as set forth above. Reconciliation payments for estimated upfront federal reinsurance payments, or, in some cases, the entire amount of the reinsurance payments, for Medicare beneficiaries who reach the drug benefit’s catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit. The company anticipates settling with CMS on amounts related to the risk corrider adjustments and subsidies in 2007 as part of a final settlement of Part D payments in the 2006 plan year.

•	The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product and recent challenges in reconciling CMS Part D membership data with our records, may lead to variability in our reporting of quarter-to-quarter earnings and to uncertainty among investors and research analysts following the company as to the impacts of our Medicare Part D plans on our full year results.

•	During 2006, we incurred Part D medical expenses on behalf of Medicare beneficiaries who were not members of our prescription drug plans. Likewise, we received notice of claims from other plans who paid claims on behalf of our members. CMS established a plan-to-plan, or P2P, reconciliation process to address this condition and provide a means of settlement between plans. We believe the majority of P2P claims occurring in 2006 were settled as of December 31, 2006. Additionally, CMS recently published its state-to-plan, or S2P, reconciliation process whereby health plans will settle with state Medicaid programs who paid claims on behalf of Medicare beneficiaries. We have recorded our estimated liabilities under P2P and S2P at December 31, 2006. Ultimate resolution of the P2P and S2P reconciliation processes could result in adjustments, up or down, to the amounts currently estimated and recoverable.
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
     Our health plans are subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, regulate how we do business, what services we offer, and how we interact with our members, providers, and the public. Healthcare laws and regulations are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:
•	imposing additional license, registration, or capital reserve requirements;

•	increasing our administrative and other costs;

•	reducing the premiums we receive from CMS;

•	forcing us to undergo a corporate restructuring;

•	increasing mandated benefits without corresponding premium increases;

•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

•	forcing us to restructure our relationships with providers; and

•	requiring us to implement additional or different programs and systems.
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
     Our health plans are operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we operate that has adopted risk-based capital requirements. Regardless of whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, including our strategy to offer PDPs on a national basis in 2007, we may be required to maintain additional statutory capital. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.
If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Indebtedness to Fund These Strategies.
     Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the HMO meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving a dividend is not always clearly defined. Health plans that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy. Alternatively, we could be required to incur indebtedness to fund these strategies.
Corporate Practice of Medicine and Fee-Splitting Laws May Govern Our Business Operations, and Violation of Such Laws Could Result in Penalties and Adversely Affect Our Arrangements With Contractors and Our Profitability.
     Numerous states, including Tennessee and Illinois, have laws known as the corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.

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
     Despite our structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability and we could be subject to civil or, in some cases, criminal, penalties.
We Are Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.
     Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.
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
     Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by contracts with CMS for our Medicare Advantage plans and PDPs or by contracts with our commercial customers, all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our MLR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our Failure to Estimate IBNR Claims Accurately Would Affect Our Reported Financial Results.
     Our medical care costs include estimates of our IBNR claims. We estimate our medical expense liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors. Actual conditions, however, could differ from those we assume in our estimation process. We continually review and update our estimation methods and the resulting accruals and make adjustments, if necessary, to medical expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. As a result of the uncertainties associated with the factors used in these assumptions, the actual amount of medical expense that we incur may be materially more or less than the amount of IBNR originally estimated. If our estimates of IBNR are inadequate in the future, our reported results of operations would be negatively impacted. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Maintain or Attract Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products (including PDPs and PFFS plans), new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose PFFS plans and stand-alone PDPs have been attracting our Medicare Advantage and PDP members. As a result of the foregoing factors, among others, we experienced disenrollments from our plans during 2006 at rates higher than we previously experienced or anticipated. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to maintain or attract members to our health plans as a result of such competition could adversely affect our results of operations.
Our Inability to Maintain Our Medicare Advantage and PDP Members or Increase Our Membership Could Adversely Affect Our Results of Operations.
     A reduction in the number of members in our Medicare Advantage and PDP plans, or the failure to increase our membership, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract and retain, members include:
•	negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

•	negative publicity and news coverage relating to us or the managed healthcare industry generally;

•	litigation or threats of litigation against us;

•	automatic disenrollment, whether intentional or inadvertent, as a result of members choosing a stand-alone PDP; and

•	our inability to market to and re-enroll members who enroll with our competitors because of the new annual enrollment and lock-in provisions under the MMA.
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
     Our Texas operations comprised 30% of our Medicare Advantage members and 32% of our total revenue for the year ended December 31, 2006. A significant proportion of our providers in our Texas market are affiliated with RPO, a large group of independent physician associations. As of December 31, 2006, physicians associated with RPO served as the primary care physicians for approximately 85% of our members in our Texas market. Our agreements with RPO generally have a term expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care of our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This would result in loss of membership assuming that not all members would accept the reassignment to a new primary care physician. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
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
     Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. The market price of businesses that operate Medicare Advantage plans has generally increased recently, which may increase the amount we are required to pay to complete any future acquisitions. Some of our competitors have greater financial resources than we have and may be willing to pay more for these businesses. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
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
     Our operations are highly dependent on the efforts of Herbert A. Fritch, our President and Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategy and forging our business relationships. Although certain of our executives, including Mr. Fritch, have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. Although we believe we could replace any executive we lose, the loss of the leadership, knowledge, and experience of Mr. Fritch and our other executive officers could adversely affect our business. Moreover, replacing one or more of our executives may be difficult or may require an extended period of time. We do not currently maintain key man insurance on any of our executive officers.

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
     The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. An adverse review, audit, or investigation could result in any of the following:
•	loss of our right to participate in the Medicare program;

•	loss of one or more of our licenses to act as an HMO or to otherwise provide a service;

•	forfeiture or recoupment of amounts we have been paid pursuant to our contracts;

•	imposition of significant civil or criminal penalties, fines, or other sanctions on us and our key employees;

•	damage to our reputation in existing and potential markets;

•	increased restrictions on marketing our products and services; and

•	inability to obtain approval for future products and services, geographic expansions, or acquisitions.
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
     We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Potential liabilities may not be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations, or the amount of our insurance coverage and related reserves may be inadequate.

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
     Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems or related disaster recovery programs, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.
     Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability, and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members, and potential criminal and civil sanctions if they are not prevented.
If We Are Unable to Maintain Effective Internal Controls Over Financial Reporting, Investors Could Lose Confidence in the Reliability of Our Financial Statements, Which Could Result in a Decrease in the Price of Our Common Stock.
     Because of our status as a public company, we are required to enhance and test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We are working with our independent legal, accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of the Company’s independent registered accounting firm as to the effectiveness of our controls will be first required in connection with the Company’s filing of its Annual Report on Form 10-K for the year ending December 31, 2007. If we are unable to timely identify, implement, and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.
State Insurance Laws and Anti-takeover Provisions in Our Organizational Documents Could Make an Acquisition of Us More Difficult and May Prevent Attempts by Our Stockholders to Replace or Remove Our Current Management.
     Provisions of state insurance laws and in our amended and restated certificate of incorporation and our second amended and restated bylaws may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:
•	special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, or by the board of directors pursuant to a resolution adopted by a majority of the directors;

•	any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements;

•	actions taken by the written consent of our stockholders require the consent of the holders of at least 66 2/3% of our outstanding shares;

•	our board of directors is classified into three classes, with each class serving a staggered three-year term;

•	the authorized number of directors may be changed only by resolution of the board of directors;

•	our second amended and restated bylaws and certain sections of our amended and restated certificate of incorporation relating to anti-takeover provisions may generally only be amended with the consent of the holders of at least 66 2/3% of our outstanding shares;

•	directors may be removed other than at an annual meeting only for cause;

•	any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors; and

•	our board of directors has the ability to issue preferred stock without stockholder approval.
     Additionally, the insurance company laws and regulations of the jurisdictions in which we operate restrict the ability of any person to acquire control of an insurance company, including an HMO, without prior regulatory approval. Under certain of those statutes and regulations, without such approval or an exemption therefrom, no person may acquire any voting security of a domestic insurance company, including an HMO, or an insurance holding company that controls a domestic insurance company or HMO, if as a result of such transaction such person would own more than a specified percentage, such as 5% or 10%, of the total stock issued and outstanding of such insurance company or HMO, or, in some cases, more than a specified percentage of the issued and outstanding shares of an insurance holding company. HealthSpring is an insurance holding company for purposes of these statutes and regulations.
Item 1 B. Unresolved Staff Comments
None.

Item 2. Properties
     Our principal properties consist of leased office space. We believe our facilities are adequate for our present and currently anticipated needs. We lease office space in the following locations:

Location	Square footage		Expiration Date
Nashville, Tennesse	128,163	(1)	December 2010
Birmingham, Alabama	103,796	(2)	October 2007
Houston, Texas	41,185		October 2010
Chicago, Illinois	7,768		March 2008

(1)	Includes shared office space for our corporate headquarters and our Tennessee health plan. Also includes a lease executed in January 2007 for approximately 54,000 square feet of office space, which lease expires in May 2014.

(2)	Includes 41,870 square feet of space sublet to other tenants. We are currently negotiating a new lease for our Alabama operations.
Item 3. Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material to our financial condition and results of operations, including the related lawsuits described below. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales representatives that are employed by, or independent contractors to, our HMO subsidiaries.
Alabama Litigation
     In 2006, our Alabama HMO subsidiary and certain of its independent sales representatives were sued in five separate lawsuits in state courts in Wilcox County and Dallas County, Alabama by current and former HealthSpring plan members. The courts in which these proceedings were initiated, the dates originally filed, and the principal parties thereto are as follows: Lorine Phillips, Velma Williams, Rosetta Anderson and Hattie Thompson v. HealthSpring of Alabama, Inc., James Edward Ellis, Bedford Jeremy McNeill, Marcus Emanual Raine, Circuit Court of Wilcox County, Alabama, CV-2006-008 (January 9, 2006); Flora Brown, Eugene Johnson, Dolly B. Smith, Martha McDaniel, Raymond Mosely v. HealthSpring of Alabama, Inc., Bedford Jeremy McNeill, Marcus E. Raine, James Ellis and Joseph Parker, Circuit Court of Wilcox County, Alabama, CV-2006-039 (March 10, 2006); Willie James Moton, Bettie Mae Gordon, Nancy Wheeler, Birdie McMillon and Janie Murphy v. HealthSpring of Alabama, Inc.,Sylvester Betts, Bedford Jeremy McNeill, Marcus E. Raine and James Ellis, Circuit Court of Wilcox County, Alabama, CV-2006-046 (March 22, 2006); Bernice Phillips v. HealthSpring of Alabama, Inc. and Sylvester Betts, Circuit Court of Wilcox County, Alabama, CV 2006-246 (October 6, 2006) (collectively, the “Wilcox County Cases”); and Sarah Latham v. HealthSpring of Alabama, Inc. and Marcus Emanual Raine, Circuit Court of Dallas County, Alabama, CV-2006-246 (August 3, 2006) (the “Dallas County Case”) (collectively, the “Pending Litigation”). Although they assert a number of state law theories, the plaintiffs’ allegations in the Pending Litigation focus on two primary claims: (1) alleged misrepresentations by the sales representatives in enrolling the plaintiffs in the Alabama plan; and (2) alleged negligence in hiring, training, and supervising the sales representatives. In the Wilcox County Cases, the sales representatives filed cross-claims against the Alabama HMO alleging, among other things, that the representations made by them regarding the plan were directed by the Alabama HMO and in accordance with their training. The plaintiffs and cross-claimants sought compensatory and punitive damages.
     We have recently entered into agreements with the plaintiffs and the sales representatives tentatively settling and dismissing the Wilcox County Cases. The terms of the settlement, including contingencies relating thereto, are confidential. Substantially all of the amounts paid or payable with respect to the settled claims are within insurance limits, as supplemented by litigation reserves accrued by the company in 2006. The Dallas County Case is ongoing and we intend to defend ourselves vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
     Our common stock was listed and began trading on the New York Stock Exchange, or NYSE, on February 3, 2006 under the trading symbol “HS.” Prior to that date, there was no established public trading market for our common stock.
     The following table sets forth the quarterly range of the high and low sales prices of the common stock on the NYSE during the calendar period indicated.

	2006
	High	Low
First Quarter (beginning February 3)	$24.19	$16.61
Second Quarter	19.42	15.41
Third Quarter	22.44	16.66
Fourth Quarter	22.62	17.73
     The last reported sale price of our common stock on the NYSE on March 13, 2007 was $21.52, and we had approximately 248 holders of record of our common stock on such date.
Dividends
     We have not declared or paid any cash dividends on our common stock since our formation. Our predecessor, which was a pass-through limited liability company for tax purposes, made no distributions to its members in 2005 prior to the recapitalization. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business, and therefore we do not anticipate paying cash dividends in the foreseeable future. Furthermore, our revolving credit facility restricts our ability to declare cash dividends on our common stock. Our ability to pay dividends is also dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate, as well as the requirements of CMS relating to the operations of our Medicare health plans. Any future determination to declare and pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and the other limitations described above.
Issuer Purchases of Equity Securities
     During the fourth quarter of 2006, the company repurchased shares of its common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)

10/1/06 — 10/31/06	896 (1)	$.20	—	$—
11/1/06 — 11/30/06	—	—	—	—
12/1/06 — 12/31/06	2,205 (2)	20.35	—	—

Total fourth quarter	3,101	$14.53	—	$—

(1)	Shares repurchased pursuant to the terms of the restricted stock purchase agreements between a terminated employee and the company at $.20 per share, an amount equal to the employee’s cost per share.

(2)	Shares withheld for employee payroll taxes on vesting of restricted stock awards as permitted under the terms of the 2006 Equity Incentive Plan.

Performance Graph
     The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on the company’s common stock for the period from February 3, 2006, the date our shares of common stock began trading on the NYSE, to the change in the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and to a company-selected Peer Group Index over the same period. The graph assumes an investment of $100 made in our common stock at a price of $21.98 per share, the closing sale price on February 3, 2006, our first day of trading following our IPO (at $19.50 per share), and an investment in each of the other indices on February 3, 2006. We did not pay any dividends during the period reflected in the graph.
     The Peer Group Index consists of the following 14 companies, which is a group of companies in the healthcare services industry of comparable market capitalization that we have used to assist in evaluating the competitiveness of our executive compensation plans and policies: Amerigroup Corporation, AmSurg Corp., Apria Healthcare Group Inc., Centene Corporation, Emergency Medical Services Corporation, Healthways, Inc., Lifepoint Hospitals, Inc., Magellan Health Services, Inc., Pediatrix Medical Group, Inc., Psychiatric Solutions, Inc., Sierra Health Services, Inc., United Surgical Partners International, Inc., Universal American Financial Corp., and WellCare Health Plans, Inc.

	2/3/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006

HealthSpring, Inc.	$100.00	$84.67	$85.30	$87.58	$92.58

S&P 500 Index	100.00	101.25	99.79	105.44	112.50

Peer Group Index	100.00	104.19	103.59	101.60	112.62

Item 6. Selected Financial Data
          The following tables present selected historical financial data and other information for the company and its predecessor, NewQuest, LLC. We derived the selected historical statement of income, cash flow, and balance sheet data as of and for the years ended December 31, 2002, 2003, and 2004 and for the period from January 1, 2005 to February 28, 2005 from the audited consolidated financial statements of NewQuest, LLC and as of and for the period from March 1, 2005 to December 31, 2005 and the year ended December 31, 2006 from the audited consolidated financial statements of the company. The audited consolidated financial statements and the related notes to the audited consolidated financial statements of NewQuest, LLC and the company as of December 31, 2005 and 2006, and for the years ended December 31, 2004, 2005, and 2006 together with the related report of our independent registered public accounting firm are included elsewhere in this report. We derived the selected balance sheet data as of February 28, 2005 from the unaudited consolidated financial statements of NewQuest, LLC.
     The selected consolidated financial data and other information set forth below should be read in conjunction with the consolidated financial statements included in this report and the related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	HealthSpring, Inc.		HealthSpring, Inc.		Predecessor
			Period from		Period from
		Combined Twelve	March		January 1,
		Months Ended	1, 2005 to		2005 to
	Year Ended	December	December 31,		February 28,	Year Ended December 31,
	December 31, 2006	31, 2005(1)	2005(2)		2005(2)	2004(3)	2003(4)	2002(5)
		(dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare premiums	$1,149,844	$705,677	$610,913		$94,764	$433,729	$240,037	$	N/A	(6)
Commercial premiums	120,504	126,872	106,168		20,704	146,318	120,877		N/A	(6)

Total premiums	1,270,348	832,549	717,081		115,468	580,047	360,914		24,939
Management and other fees	26,688	20,416	16,955		3,461	17,919	11,054		1,099
Investment income	11,920	3,798	3,337		461	1,449	695		78

Total revenue	1,308,956	856,763	737,373		119,390	599,415	372,663		26,116

Operating expenses:
Medical expense:
Medicare expense	900,358	553,084	478,553		74,531	338,632	187,368		N/A	(6)
Commercial expense	108,168	107,095	90,783		16,312	124,743	104,164		N/A	(6)

Total medical expense	1,008,526	660,179	569,336		90,843	463,375	291,532		12,631
Selling, general and administrative	156,940	111,854	97,187		14,667	68,868	50,576		11,133
Transaction expense	—	10,941	4,000		6,941	—	—		—
Phantom stock compensation	—	—	—		—	24,200	—		—
Depreciation and amortization	10,154	7,305	6,990		315	3,210	2,361		275
Interest expense	8,695	14,511	14,469		42	214	256		25

Total operating expenses	1,184,315	804,790	691,982		112,808	559,867	344,725		24,064

Equity in earnings of unconsolidated affiliates	309	282	282		—	234	2,058		4,148
Option amendment gain	—	—	—		—	—	—		4,170

Income before minority interest and income taxes	124,950	52,255	45,673		6,582	39,782	29,996		10,370
Minority interest	(303)	(3,227)	(1,979)		(1,248)	(6,272)	(5,519)		(1,315)

Income before income taxes	124,647	49,028	43,694		5,334	33,510	24,477		9,055
Income tax expense	(43,811)	(19,772)	(17,144)		(2,628)	(9,193)	(5,417)		(363)

Net income	80,836	29,256	26,550		2,706	24,317	19,060		8,692
Preferred dividends	(2,021)	(15,607)	(15,607)		—	—	—		—

Net income available to common stockholders and members	$78,815	$13,649	$10,943		$2,706	$24,317	$19,060		$8,692

Net income per unit:
Basic	—	—	—		$0.55	$5.31	$4.67		$2.13

Diluted	—	—	—		$0.55	$5.31	$4.67		$2.13

Weighted average units outstanding:
Basic	—	—	—		4,884,176	4,578,176	4,078,176		4,078,176

Diluted	—	—	—		4,884,176	4,578,176	4,078,176		4,078,176

Net income per common share available to common stockholders:
Basic	$1.44	$—	$0.34		$—	$—	$—		$—

Diluted	$1.44	—	$0.34		—	—	—		—

Weighted average common shares outstanding:
Basic	54,617,744	—	32,173,707		—	—	—		—

Diluted	54,720,373	—	32,215,288		—	—	—		—

Cash Flow Data:
Capital expenditures	$7,177	$2,802	$2,653		$149	$2,512	$3,198		$190
Cash provided by (used in):
Operating activities	167,659	72,103	57,139		14,964	24,665	63,392		6,569
Investing activities	(450)	(276,346)	(270,877	)(7)	(5,469)	(34,615)	42,647		(6,123)
Financing activities	61,149	322,935	323,823	(7)	(888)	(23,311)	(11,750)		5,748

	HealthSpring, Inc.		HealthSpring, Inc.	Predecessor
			Period from	Period from
		Combined Twelve	March	January 1,
		Months Ended	1, 2005 to	2005 to
	Year Ended	December	December 31,	February 28,	Year Ended December 31,
	December 31, 2006	31, 2005(1)	2005(2)	2005(2)	2004(3)	2003(4)	2002(5)
		(dollars in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$338,443	$110,085	$110,085	$76,441	$67,834	$101,095	$6,806
Total assets	842,645	591,838	591,838	157,350	142,674	132,420	37,559
Total long-term debt, including current maturities	—	188,526	188,526	5,358	5,475	6,175	4,958
Stockholders’/members’ equity	575,282	260,544	260,544	58,131	55,435	22,969	14,504

Operating Statistics:
Medical loss ratio — Medicare Advantage (8)	78.8%	78.4%	78.3%	78.7%	78.1%	78.1%	N/A	(6)
Medical loss ratio — Commercial (8)	89.8%	84.4%	85.5%	78.8%	85.3%	86.2%	N/A	(6)

Medical loss ratio — PDP (8)	73.42%	—	—	—	—	—	—
Selling, general and administrative expense ratio(9)	11.98%	13.06%	13.18%	12.28%	11.49%	13.57%	42.63%
Members — Medicare Advantage (10)	115,132	101,281	101,281	69,236	63,792	47,899	33,579
Members — Commercial (10)	31,970	41,769	41,769	40,523	48,380	54,280	53,605

(1)	The combined financial information for the twelve months ended December 31, 2005 includes the results of operations of NewQuest, LLC, for the period from January 1, 2005 through February 28, 2005 and the results of operations of the company for the period from March 1, 2005 through December 31, 2005. The combined financial information is for illustrative purposes only, reflects the combination of the two-month period and the ten month period to provide a comparison with the comparable twelve month periods, and is not presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

(2)	On November 10, 2004, NewQuest, LLC and its members entered into a purchase and exchange agreement with the company as part of a recapitalization. Pursuant to this agreement and a related stock purchase agreement, on March 1, 2005, the GTCR Funds and certain other persons contributed $139.7 million of cash to the company and the members of NewQuest, LLC contributed a portion of their membership units in exchange for preferred and common stock of the company. Additionally, we entered into a $165.0 million term loan, with an additional $15.0 million available pursuant to a revolving loan facility, and issued $35.0 million of subordinated notes. We used the cash contribution and borrowings to acquire the members’ remaining membership units in NewQuest, LLC for approximately $295.4 million in cash. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs. Additionally, the company incurred $6.3 million of deferred financing costs. In addition, NewQuest, LLC incurred $6.9 million of transaction costs which were expensed during the two-month period ended February 28, 2005 and the company incurred $4.0 million of transaction costs that were expensed during the ten-month period ended December 31, 2005. The transactions resulted in the company recording $315.0 million in goodwill and $91.2 million in identifiable intangible assets.

(3)	On January 1, 2004, the minority members of TennQuest Health Solutions, LLC, or TennQuest, an 84.375% owned subsidiary of NewQuest, LLC, converted their ownership of TennQuest into 500,000 membership units in NewQuest, LLC, and on February 2, 2004 TennQuest was merged into NewQuest, LLC. Effective December 31, 2004, holders of phantom membership units in NewQuest, LLC converted their phantom units into 306,000 membership units of NewQuest, LLC. In connection with the conversion, the company recognized phantom stock compensation expense of $24.2 million.

(4)	On April 1, 2003, TennQuest exercised an option to acquire an additional 33% interest in HealthSpring Management, Inc., or HSMI, from another shareholder of HSMI. As a result of the acquisition of these shares, the company held 83% of the ownership interests in HSMI and consolidated the results of operations of HealthSpring of Tennessee with the company’s operations for the period from April 1, 2003. Prior to April 1, 2003, the company accounted for its ownership interest in HSMI under the equity method. On December 19, 2003, HSMI and HealthSpring USA, LLC each redeemed certain of their outstanding ownership interests, which resulted in the company owning 84.8% of the outstanding ownership interests of HSMI and HealthSpring USA, LLC at December 31, 2003.

(5)	In November, 2002, NewQuest, LLC acquired The Oath — A Health Plan for Alabama, Inc., subsequently renamed HealthSpring of Alabama, Inc., an Alabama for-profit HMO.

(6)	Premium revenues and medical expense are reported in total only and are not separated into Medicare and commercial for 2002 as the company did not report information in this format. As a result, the company is not able to determine the Medicare and commercial medical loss ratios for 2002.

(7)	A substantial portion of the cash flows for investing and financing activities for the ten-month period ended December 31, 2005 relate to the recapitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Recapitalization.”

(8)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(9)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(10)	At the end of each period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:
•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
     This discussion contains forward-looking statements based on our current expectations that by their nature involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the caption “Special Note Regarding Forward-Looking Statements” and in “Item 1A. Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
Overview
     We are a managed care organization that focuses primarily on Medicare, the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS. As of December 31, 2006, we owned and operated Medicare health plans, including stand-alone prescription drug plans, in Tennessee, Texas, Alabama, Illinois, and Mississippi. For the year ended December 31, 2006, approximately 87.8% of our total revenue consisted of premiums we received from CMS pursuant to our Medicare contracts. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. We expect revenue from our Medicare business will continue to increase as a percentage of our total revenue in 2007 as our Medicare business grows and our commercial business contracts.
     On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We sometimes refer to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as “MA-only” (in other words, without prescription drug benefits) and “MA-PD” (with prescription drug benefits) plans. On January 1, 2006, we also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. We refer to these as “stand-alone PDP” or “PDP” plans. For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. Effective January 1, 2007, we began operation as a national PDP plan. As of January 1, 2007, approximately 85% of our PDP members were located in our five current Medicare Advantage markets.
     2006 Highlights
•	Medicare Advantage membership in 2006 increased 13.7% over the prior year.

•	Total revenue for 2006 was $1.3 billion; an increase of 52.8% over combined 2005 results.

•	Medicare Advantage (including MA-PD) premiums were $1.05 billion for 2006, reflecting an increase of 48.6% over the prior year. Stand-alone PDP premiums were $101.4 million.

•	Medicare Advantage medical loss ratio (MLR) was 78.8% for 2006 and PDP MLR was 73.4%.

•	Net cash provided by operating activities for 2006 was $167.7 million, or 2.1 times net income.

•	Total cash at December 31, 2006 was $338.4 million, including cash of $78.5 million held at unregulated subsidiaries.
     In February 2006, we completed our initial public offering, or IPO, of common stock. In the IPO, we issued 10.6 million shares of common stock at a price of $19.50 per share. We used the net proceeds of the IPO of approximately $188.6 million to repay all of our outstanding indebtedness, including accrued and unpaid interest and other expenses related to the IPO. In connection with the IPO, the minority interests in our Texas HMO subsidiary were exchanged for 2,040,194 shares of common stock. In addition, as a result of the IPO, all of our outstanding shares of preferred stock and accrued but unpaid dividends automatically converted into shares of common stock at the IPO price.
     On October 10, 2006, we completed a secondary public offering of our common stock. In connection with the secondary offering certain stockholders of the company, including funds affiliated with GTCR Golder Rauner, LLC, or the GTCR Funds, sold 11,600,000 shares of common stock at a price of $18.98 per share. We did not receive any proceeds from the sale of the shares in the secondary offering.
Basis of Presentation
     The Recapitalization
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction, which was accounted for using the purchase method, involving our predecessor, NewQuest, LLC, its members, the GTCR Funds, and certain other investors and lenders. The recapitalization was completed on March 1, 2005. In connection with the recapitalization, the company, NewQuest, LLC, its members, the GTCR Funds, and certain other investors entered into a purchase and exchange agreement and other related agreements pursuant to which the GTCR Funds and certain other investors purchased shares of our preferred stock and common stock for an aggregate purchase price of $139.7 million. In addition, upon the closing of the recapitalization, the company issued shares of restricted common stock to employees of the company for an aggregate purchase price of $257,250. The company used the proceeds from the sale of preferred and common stock and $200.0 million of borrowings under our senior credit facility and senior subordinated notes to fund $295.4 million in cash payments to the members of NewQuest, LLC and to pay expenses and other payments relating to the transaction.
     Prior to the recapitalization, approximately 15% of the ownership interests in two of our Tennessee management subsidiaries and approximately 27% of the membership interests of our Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, we purchased all of the minority interests in our Tennessee subsidiaries for an aggregate consideration of approximately $27.5 million and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC for aggregate consideration of approximately $16.8 million. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximately 9% ownership interest. In June 2005, Texas HealthSpring completed a private placement pursuant to which it issued new membership interests to existing and new investors, primarily physicians affiliated with RPO, for net proceeds of $7.9 million. Following this private placement, and as of December 31, 2005, the outside investors owned an approximately 15.9% interest in Texas HealthSpring, LLC, which interest was automatically exchanged, without additional consideration, for 2,040,194 shares of our common stock immediately prior to the IPO.
     For purposes of comparing our 2005 twelve-month results with the comparable 2006 and 2004 periods, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the company for the period from March 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends for the last three fiscal years. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.
     Revenue
     General. Our revenue consists primarily of (i) premium revenue we generate from our Medicare and commercial lines of business; (ii) fee revenue we receive for management and administrative services provided to independent physician associations, health plans, and self-insured employers, and for access to our provider networks; and (iii) investment income.
     Premium Revenue. Our Medicare and commercial lines of business include all premium revenue we receive in our health plans. Our Medicare contracts entitle us to premium payments from CMS, on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month, or PMPM, basis. In our commercial HMOs, we receive a monthly payment from or on behalf of each enrolled member. In both our commercial and Medicare plans, we recognize premium revenue during the month in which the company is obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as deferred revenue.
     Premiums for our Medicare and commercial products are generally fixed by contract in advance of the period during which health care is covered. Each of our Medicare plans submits rate proposals to CMS, generally by county or service area, in June for each Medicare product that will be offered beginning January 1 of the subsequent year. Retroactive rate adjustments are made periodically with respect to each of our Medicare plans based on the aggregate health status and risk scores of our plan populations. During 2006 and 2005 these rate adjustments were recorded as received. Effective January 1, 2007, the Company began recording estimated risk payment adjustments on a monthly basis and will adjust the estimated amounts to actual when the ultimate adjustments are received from CMS. Our commercial premiums are generally fixed for the plan year, in most cases beginning January 1.
     As with our traditional Medicare Advantage plans, we provide written bids to CMS for our Part D plans, which include the estimated costs of providing prescription drug benefits over the plan year. Premium payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for our MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or our refunding to CMS a portion of the premium payments we previously received. We estimate and recognize adjustments to premium revenue related to estimated risk corridor payments as of each quarter end based upon our actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period. Actual risk corridor payments upon final settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
     Because of the Part D product benefit design, the Company incurs prescription drug costs unevenly throughout the year, resulting in fluctuations in quarterly MA-PD and PDP earnings. As a result of product features such as co-payments and deductibles, the coverage gap (sometimes referred to as “the donut hole”), risk corridors, and reinsurance, we incur a disproportionate amount of prescription drug costs in the first half of the year. As a result, our Part D-related earnings increase in the second half of the year as compared to the first half of the year.
     Certain Part D-related payments we receive from CMS represent payments for claims that we pay on behalf of CMS for which we assume no risk, including reinsurance and low-income costs subsidies. We account for these subsidies as funds held for the benefit of members on our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. We recognize prescription drug costs as incurred, net of rebates from drug companies.
     Fee Revenue. Fee revenue primarily includes amounts paid to us for management services provided to independent physician associations and health plans. Our management subsidiaries typically generate fee revenue on one of three bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees we receive for offering access to our provider networks and for administrative services we offer to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, or IPA’s, we receive fees based on a share of the profits of the independent physician associations. To the extent these fees relate to members of our HMO subsidiaries, the fees are recognized as a credit to medical expense. Management fees calculated based on profits are recognized, as fee revenue or as a credit to medical expenses, if applicable, when we can readily determine that such fees have been earned, which determination is typically made on a monthly basis.
     Investment Income. Investment income consists of interest income and gross realized gains and losses from sales of available-for-sale investments.

Medical Expense
     Our largest expense is the cost of medical services we arrange for our members, or medical expense. Medical expense for our Medicare and commercial plans primarily consist of payments to physicians, hospitals, pharmacies, and other health care providers for services and products provided to our Medicare and commercial members. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some or all of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of the medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios. Pharmacy cost represents payments for member’s prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective manufacturers.
     One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Relatively small changes in the ratio of our medical expenses relative to the premium we receive can result in significant changes in our financial results. Changes in the MLR from period to period result from, among other things, changes in Medicare funding or commercial premiums, changes in benefits offered by our plans, our ability to manage medical expense, changes in accounting estimates related to incurred but not reported, or IBNR, claims, and our Part-D-related earnings relative to CMS’ risk corridors. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare and commercial MLRs separately.

Results of Operations
Percentage Comparisons
     The following table sets forth the consolidated and combined statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Year Ended December 31,
	2006		2005 (combined)		2004

Revenue:
Premium:
Medicare premiums	$1,149,844	87.8%	$705,677	82.4%	$433,729	72.4%
Commercial premiums	120,504	9.2	126,872	14.8	146,318	24.4

Total premium revenue	1,270,348	97.1	832,549	97.2	580,047	96.8
Management and other fees	26,688	2.0	20,416	2.4	17,919	3.0
Investment income	11,920	0.9	3,798	0.4	1,449	0.2

Total Revenue	1,308,956	100.0	856,763	100.0	599,415	100.0

Operating expenses:
Medical expense:
Medicare expense	900,358	68.8	553,084	64.5	338,632	56.5
Commercial expense	108,168	8.3	107,095	12.5	124,743	20.8

Total medical expense	1,008,526	77.0	660,179	77.0	463,375	77.3
Selling, general and administrative	156,940	12.0	122,795	14.4	93,068	15.5
Depreciation and amortization	10,154	0.8	7,305	0.8	3,210	0.6
Interest expense	8,695	0.7	14,511	1.7	214	—

Total operating expenses	1,184,315	90.5	804,790	93.9	559,867	93.4

Income before equity in earnings of unconsolidated affiliates, minority interest and income taxes	124,641	9.5	51,973	6.1	39,548	6.6
Equity in earnings of unconsolidated affiliates	309	—	282	—	234	—

Income before minority interest and income taxes	124,950	9.5	52,255	6.1	39,782	6.6
Minority interest	(303)	—	(3,227)	(0.4)	(6,272)	(1.0)

Income before income taxes	124,647	9.5	49,028	5.7	33,510	5.6
Income tax expense	(43,811)	3.3	(19,772)	2.3	(9,193)	1.5

Net income	80,836	6.2	29,256	3.4	24,317	4.1
Preferred dividends	(2,021)	0.2	(15,607)	1.8	—	—

Net income available to common stockholders or members	$78,815	6.0%	$13,649	1.6%	$24,317	4.1%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership, by state, as of the dates indicated.

	December 31,
	2006		2005	2004
Medicare Advantage Membership
Tennessee	46,261		42,509	29,862
Texas	34,638		29,706	21,221
Alabama	27,307		24,531	12,709
Illinois (1)	6,284		4,166	—
Mississippi(2)	642		369	—

Total	115,132		101,281	63,792

Medicare Stand-Alone PDP Membership	88,753		—	—

Commercial Membership(3)
Tennessee	29,341		29,859	32,139
Alabama	2,629		11,910	16,241

Total	31,970	(4)	41,769	48,380

(1)	We commenced operations in Illinois in December 2004.

(2)	We commenced enrollment efforts in Mississippi in July 2005. The annual enrollment and lock-in provisions of the MMA were suspended in our service areas in Mississippi for 2006 as a result of Hurricane Katrina.

(3)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a management fee for access to our contracted provider network.

(4)	As a result of the non-renewal by several large employers in Tennessee and Alabama, total membership as of January 1, 2007 was approximately 16,500.
     Medicare Advantage. Our Medicare Advantage membership increased by 13.7% to 115,132 members at December 31, 2006 as compared to 101,281 members at December 31, 2005. The substantial majority of this increase was attributable to growth in membership in our existing core markets through increased penetration in existing service areas. Medicare Advantage (including MA-PD) membership as of January 1, 2007 was 117,615, reflecting incremental increases in each of our markets.
     Stand-Alone PDP. Stand-alone PDP membership was 88,753 at December 31, 2006. PDP membership as of January 1, 2007 was approximately 108,000 as a result of an additional auto-assignment by CMS effective as of the start of the year (which we expect will remain relatively stable throughout the year). We do not actively market our PDPs and have relied for membership on CMS auto-assignments of dual-eligible beneficiaries.
     Commercial. Our commercial HMO membership declined from 41,769 members at December 31, 2005 to 31,970 members at December 31, 2006, or by 23.5%, primarily as a result of our decision to increase premiums to maintain our commercial margins and the discontinuance of certain unprofitable customer and provider relationships in Alabama and Tennessee.
Comparison of the Year Ended December 31, 2006 to the Combined Twelve-Month Period Ended December 31, 2005
Revenue
     Total revenue was $1,309.0 million for 2006 as compared with $856.8 million in the combined twelve months of 2005, representing an increase of $452.2 million, or 52.8%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the year ended December 31, 2006 was $1,270.3 million as compared with $832.5 million in the combined twelve months of 2005, representing an increase of $437.8 million, or 52.6%. The components of premium revenue and the primary reasons for changes were as follows:

     Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1,048.5 million for 2006 versus $705.7 million in the prior year, representing an increase of $342.8 million, or 48.6%. The increase in Medicare Advantage (including MA-PD) premiums in 2006 is attributable to increases in membership (which we measure in member months) and PMPM premium rates and the addition of Part D premiums. Membership months increased 30.4% to 1,299,088 for 2006 from 996,296 for 2005. PMPM premium increased 14.0% to $807.08 for 2006 from $708.30 for 2005, primarily as a result of additional PMPM premium relating to the Part D benefit received by MA-PD members beginning January 1, 2006. Our Medicare Advantage premiums (excluding the Part D-related premium under MA-PD) calculated on a PMPM basis was $737.44 for 2006, compared with $708.30 for 2005, reflecting an increase of 4.1% primarily as a result of increases in rates and risk scores and the mix of our members qualifying as dual-eligibles. For 2007, our average reimbursement rates for our Medicare Advantage (excluding MA-PD) plans to date have increased by 4.1% over 2006, reflecting increases in county benchmarks and our plans’ average risk scores. Average reimbursement rates for Medicare Advantage (including MA-PD) plans increased 2.6% for 2007 to date as compared to 2006.
     PDP: PDP premiums (after risk corridor adjustments) were $101.4 million in 2006. Our average PMPM premiums received from CMS (after risk corridor adjustments) were $100.10 for PDP members for 2006. Because the Medicare Part D program was implemented effective January 1, 2006, there are no comparable PDP operating or financial results for 2005. Reimbursement rates for our stand-alone PDPs to date have decreased by 9.5% in 2007 as compared to 2006.
     Commercial: Commercial premiums were $120.5 million in 2006 as compared with $126.9 million in the combined twelve months of 2005, reflecting a decrease of $6.4 million, or 5.0%. The decrease was attributable to the decline in membership, which was partially offset by average commercial premium increases of approximately 7.4%. Because of our expansion of our Medicare program into new areas in existing markets, continuing Medicare member growth in existing service areas, the implementation of Medicare Part D and the non-renewal of coverage by several large employers in Tennessee and Alabama, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.
     Fee Revenue. Fee revenue was $26.7 million in 2006 as compared with $20.4 million in the combined twelve months of 2005, representing an increase of $6.3 million, or 30.7%. Of the increase, $4.3 million was attributable to the addition of a management agreement with a health plan in Florida, which was terminated as of December 31, 2006. The remaining increase is from increased member volumes in the IPAs managed by the company.
     Investment Income Investment income was $11.9 million for 2006 versus $3.8 million for the combined twelve months of 2005, reflecting an increase of $8.1 million, or 213.9%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for 2006 increased $272.8 million, or 49.3%, to $825.9 million from $553.1 million for the combined twelve months of 2005, primarily as a result of increased membership, increasing medical costs, and Part D prescription drug coverage for MA-PD members beginning January 1, 2006. For 2006, Medicare Advantage (including MA-PD) MLR was 78.8% versus 78.4% for 2005. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $635.77 for 2006, compared with $555.14 for 2005, reflecting an increase of 14.6%. The primary driver of the current year period increase in PMPM expense is the additional expense resulting from the Part D prescription drug benefit effective as of January 1, 2006. Our Medicare Advantage medical expense (excluding MA-PD) calculated on a PMPM basis was $576.73 for 2006, compared with $555.14 for 2005, reflecting an increase of 3.9%.
     PDP. PDP medical expense for 2006 was $74.4 million reflecting an MLR of 73.4%. PDP medical expense on a PMPM basis for 2006 was $73.50.
     Commercial. Commercial medical expense increased by $1.1 million, or 1.0%, to $108.2 million for 2006 as compared to $107.1 million for the combined twelve months of 2005. The commercial MLR was 89.8% for 2006 as compared with 84.4% in 2005, an increase of 540 basis points, which was primarily attributable to an unusually large number of high dollar in-patient cases during 2006.

Selling, General, and Administrative Expense
     SG&A expense for 2006 was $156.9 million as compared with $111.9 million (not including $10.9 million of transaction expense incurred in conjunction with the recapitalization) for the prior year, an increase of $45.0 million, or 40.3%. As a percentage of revenue, SG&A expense was 12.0% for 2006 as compared with 13.0% (as adjusted) for the prior year.
     The increase in SG&A expense was attributable to an increase in personnel and related costs, including increases of $15.9 million associated with supporting and sustaining our membership growth and in corporate personnel, $9.4 million associated with the implementation of Part D and our operations related thereto, stock compensation expense totaling $5.3 million recorded in connection with the adoption of SFAS No. 123R and incremental advertising and selling costs of $3.7 million. The remaining increase is due to public company and other corporate costs, including expenses related to compliance with the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $10.2 million in 2006 as compared with $7.3 million in the combined twelve months of 2005, representing an increase of $2.9 million, or 39.0%. The increase is primarily attributable to the amortization of identifiable intangible assets recorded in conjunction with the recapitalization in 2005. Amortization of $7.5 million was recorded during 2006 as compared with $5.0 million 2005. Amortization in 2006 includes approximately $1.7 million as a result of the accelerated amortization of recorded intangibles for customer relationships in Alabama, as a result of decreases in membership.
Interest Expense
     Interest expense was $8.7 million in 2006 as compared with $14.5 million in the combined twelve months of 2005. Most of the company’s interest expense in 2006 related to the write-off of deferred financing costs in the amount of $5.4 million and a prepayment premium of $1.1 million related to the payoff of all the company’s outstanding indebtedness and related accrued interest with proceeds from the IPO. Interest expense in 2005 related primarily to the company’s indebtedness incurred in connection with the recapitalization. As of December 31, 2006, the company had no borrowings outstanding.
Minority Interest
     Minority interest was $0.3 million in 2006 as compared with $3.2 million in the combined twelve months of 2005. The change is attributable to minority interest ownership in our Tennessee HMO and management subsidiaries and a higher minority interest ownership in our Texas HMO subsidiary for the two months of 2005 prior to the recapitalization. Contemporaneously with the recapitalization, we purchased all of the minority interests in the Tennessee subsidiaries. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for company common stock.
Income Tax Expense
     For 2006, income tax expense was $43.8 million, reflecting an effective tax rate of 35.1%, versus $19.8 million, reflecting an effective tax rate of 40.3%, for the combined twelve months of 2005. The higher effective tax rate in 2005 was the result of losses at several of our subsidiaries, which were consolidated for accounting purposes, but not for tax purposes because such subsidiaries were pass-through entities prior to the recapitalization. Additionally, the lower tax rate in 2006 reflects changes in estimates identified upon the completion of the 2005 consolidated federal tax return, and state tax planning.
Preferred Dividend
     In 2006, the company accrued $2.0 million of dividends payable on the preferred stock issued in connection with the recapitalization as compared to a dividend accrued in the same combined period in 2005 of $15.6 million for the ten months following the recapitalization. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.

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
     Medicare: Medicare premiums were $705.7 million in the combined twelve months of 2005 versus $433.7 million in the prior year, representing an increase of $272.0 million, or 62.7%. The primary factors affecting changes in Medicare premium revenue include membership, premium rates and risk scores, the geographic mix of our Medicare members, and the mix of our members qualifying as dual-eligibles. The increase in Medicare premiums in 2005 is primarily attributable to the 46.1% increase in membership months to 996,929 for the combined twelve months of 2005 from 682,331 for the comparable period of 2004. An increase in our average PMPM premium to $707.85 for the combined twelve months of 2005 from $635.66 for 2004, or by 11.4%, also contributed to the increase in premium revenue.
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
     For the combined twelve months ended December 31, 2005, the Medicare MLR was 78.4% versus 78.1% for 2004, reflecting an increase of 30 basis points, which was attributable to general medical cost inflation, higher

Medicare inpatient admissions per thousand, an increase in the average cost per admission, and an increase in benefits, including implementation of a fitness program in all markets and increased drug benefits in selected markets, offset in part by favorable Medicare premium rates. Our Medicare medical expense calculated on a PMPM basis was $555.14 for the combined twelve months ended December 31, 2005, compared with $496.29 for 2004, reflecting an increase of 11.8%, which was primarily attributable to a higher mix of dual-eligible beneficiaries in 2005. The commercial MLR was 84.4% for the combined twelve months of 2005 as compared with 85.3% in 2004, a decrease of 90 basis points, which was primarily attributable to improvement in commercial premiums and relatively flat cost trends.
Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the combined twelve months ended December 31, 2005 was $111.9 million (not including $10.9 million of transaction expense described below) as compared with $68.9 million for the prior year (not including $24.2 million of phantom stock compensation described below), an increase of $43.0 million, or 62.4%. As a percentage of revenue, SG&A expense was 13.06% for the combined twelve months of 2005 versus 11.49% for the prior year, an increase of 157 basis points. The increase in SG&A expense was attributable, in part, to an increase in personnel, including increases in corporate personnel in anticipation of the IPO, increased sales commissions resulting from the increased membership, and other spending associated with supporting and sustaining our membership growth, including expansion into new geographic areas. During late 2004 and early 2005, we commenced expansion into selected counties surrounding Chattanooga and Memphis, Tennessee as well as into the Chicago, Illinois metropolitan area. As we expand into new service areas, we incur a significant amount of expense in advance of the effective member enrollment dates, when we begin to collect revenue for new members. During 2005, the company incurred approximately $6.8 million of expense associated with this expansion activity. In addition, in 2005 we incurred approximately $4.0 million of incremental expense relating primarily to sales and marketing activities associated with the implementation of our Medicare Part D programs and new membership recruitment and enrollment and $377,000 of compensation expense related to restricted stock.
     SG&A for the combined twelve months of 2005 includes transaction expense of $10.9 million incurred in conjunction with the recapitalization. This expense includes fees paid to financial and legal advisors and other expenses, including $4.0 million related to a settlement with RPO. See Note 8 to the Consolidated Financial Statements. SG&A for 2004 includes phantom stock compensation of $24.2 million incurred in conjunction with the recapitalization.
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
Interest Expense
     Interest expense was $14.5 million in the combined twelve months of 2005. Almost all of the company’s interest expense related to the senior credit facility and senior subordinated notes put in place in conjunction with the recapitalization. For the combined twelve months ended December 31, 2005, we recorded interest expense of $9.0 million related to our senior credit facility and $4.5 million related to our senior subordinated notes. Additionally, interest expense in the combined twelve months of 2005 includes $0.9 million for amortization of deferred finance costs. The effective annual interest rate during the combined twelve months of 2005 on the senior credit facility was 6.6% and on the senior subordinated notes was 15%, 12% of which was payable in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. In February 2006, in connection with the IPO, the company repaid all of its outstanding indebtedness and related accrued interest, and wrote off related deferred financing costs of $5.4 million.
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
Liquidity and Capital Resources
     We have historically financed our operations primarily through internally generated funds. All of our outstanding funded indebtedness, principally incurred in connection with the recapitalization in 2005, was repaid in February 2006 with proceeds from the IPO. Although we eliminated our funded debt, we may borrow up to $75.0 million pursuant to our senior secured revolving credit facility, which amount may be increased to an aggregate of $125.0 million subject to certain conditions. See “—Indebtedness” below.
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
     The reported changes in cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004, are summarized below:

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(combined)

Net cash provided by operating activities	$167,621	$72,103	$24,665
Net cash used in investing activities	(336)	(276,346)	(34,615)
Net cash provided by (used in) financing activities	61,073	322,935	(23,311)

Increase (decrease) in cash and cash equivalents	$228,358	$118,692	$(33,261)

     The change in cash and cash equivalents for the combined twelve month period ended December 31, 2005 above includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the company for the period from March 1, 2005 through December 31, 2005. The 2005 investing and financing activities were significantly affected by the recapitalization.
Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. We generated cash from operating activities of $167.6 million during the year ended December 31, 2006, compared to $72.1 during the year ended December 31, 2005.
     Our cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us on the first day of each month. This payment is sometimes received in the last several days of the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. The January 2004 payment in the amount of $28.6 million was received in December of 2003, which had the effect of increasing operating cash flows in 2003 with a corresponding decrease in 2004. Adjusting our operating cash flows in 2004 for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(combined)
Net cash provided by operating activities, as reported	$167,621	$72,103	$24,665
Timing effect of CMS payment	—	—	28,597

Adjusted cash flow	$167,621	$72,103	$53,262

2006 Compared With 2005
     The increase in adjusted cash flow provided by operating activities to $167.6 million for the year ended December 31, 2006 as compared with $72.1 million for the combined twelve months ended December 31, 2005 is primarily attributable to increases in Medicare Advantage membership and premiums and earnings from Part D as of January 1, 2006. In addition, the following working capital items had a significant impact on cash flows from operating activities for the year ended December 31, 2006:
•	Risk corridor payable to CMS associated with the Part D drug program increased $27.6 million in the current year.

•	Medical claims liability increased $40.1 million in the current year as a result of the 30.4% increase in Medicare Advantage (including MA-PD) member months.
          Net income has been reduced as a result of depreciation and amortization in the amount of $10.2 million, stock compensation of $5.7 million, the write-off of deferred financing fees of $5.4 million and minority interest of $303,000, all of which represented non-cash items.
2005 Compared With 2004
     The increase in adjusted cash flow provided by operating activities to $72.1 million for the combined twelve months ended December 31, 2005 as compared with $53.3 million for 2004, as adjusted, is primarily attributable to increases in membership and premiums. For the combined twelve months of 2005, we generated $29.3 million of net income and increased working capital by $33.1 million. Net income had been reduced as a result of depreciation and amortization in the amount of $7.3 million, and minority interest of $3.2 million, all of which represented non-cash items.
Cash Flows from Investing and Financing Activities
     For the year ended December 31, 2006, the primary investing activities consisted of $7.1 million in property and equipment additions, approximately $10.4 million used to purchase investments, and $18.3 million in proceeds from the sale and maturity of investment securities. The Company expects capital expenditures in 2007 to be at or below 1.0% of total revenues. Our ongoing capital expenditures are primarily related to our technology initiatives and the development of medical clinics as part of our Living Well Health Center initiative.
     During the year ending December 31, 2006, the Company’s financing activities consisted of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.5 million, which was used in its entirety to pay off all outstanding indebtedness, and $62.1 million of funds received from CMS for the benefit of members with Part D drug coverage. These funds from CMS are recorded as a liability on our balance sheet at December 31, 2006. We anticipate settling this amount with CMS in 2007 as part of the final settlement of Part D for the 2006 plan year. Because the Medicare Part D program was implemented effective January 1, 2006, there are no comparable subsidies received in prior years. We expect cash flows in 2007 to include inflows for similar subsidies (or funds) from CMS related to the 2007 Medicare year.
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
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2006, our Texas (minimum $7.6 million; actual $35.5 million), Tennessee (minimum $9.6 million; actual $35.7 million) and Alabama (minimum $1.1 million; actual $30.1 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At December 31, 2006, $305.1 million of the Company’s $383.6 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. Our Texas HMO subsidiary distributed $30.0 million and $6.0 million in cash to the parent company in August 2006 and December 2006, respectively.
Indebtedness
     In April 2006, the company and certain of its non-HMO subsidiaries as guarantors entered into a senior revolving credit facility, which provides for borrowings of up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The obligations under our senior revolving credit facility are secured by all of our assets. We may request an expansion of the aggregate commitments under the senior credit facility up to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the senior credit facility accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on our leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for LIBOR loans ranges from 1.00% to 1.75%. We pay a fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
     The senior credit facility contains conditions to making loans, representations, warranties and covenants, including financial covenants, customary for a transaction of this type. Financial covenants include (i) a ratio of total indebtedness to consolidated EBITDA not to exceed 2.50 to 1.00; (ii) minimum risk-based capital for each HMO subsidiary; and (iii) a minimum fixed charge coverage ratio of 1.75 to 1.00. The senior credit facility also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the senior credit facility and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the senior credit facility to be due and payable. We believe we are currently in compliance with our financial and other covenants under the senior credit facility. As of December 31, 2006, no amounts were outstanding under the senior revolving credit facility.
Off-Balance Sheet Arrangements
     At December 31, 2006, we did not have any off-balance sheet arrangement requiring disclosure.

Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations as of December 31, 2006:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Revolving credit agreement (1)	$1,195	$281	$562	$352	—
Medical claims	122,778	122,778	—	—	—
Operating lease obligations (2)	15,407	5,327	6,547	2,783	750
Other contractual obligations	240	72	144	24	—

Total	$139,620	$128,458	$7,253	$3,159	$750

(1)	Amounts represent the commitment fee on undrawn borrowings under the company’s revolving credit agreement.

(2)	Effective January 15, 2007 we entered into a new seven-year operating lease for approximately 54,000 square feet of office space in Nashville, Tennessee. The average annual rent for the new space is approximately $775,000.
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
Medical Expense and Medical Claims Liability
     Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or IBNR. Medical expense includes claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred, net of reinsurance. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.
     Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans.
     The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2006	2005
	(in thousands)
Incurred but not reported (IBNR)	$85,731	$74,393
Reported claims	37,047	8,252

Total medical claims liability	$122,778	$82,645

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

     Our policy is to record each plan’s best estimate of medical expense IBNR. Using actuarial models, we calculate a minimum amount and maximum amount of the IBNR component. To most accurately determine the best estimate, our actuaries determine the point estimate within their minimum and maximum range by similar medical expense categories within lines of business. The medical expense categories we use are: in-patient facility, outpatient facility, all professional expense, and pharmacy. The lines of business are Medicare and commercial. At each of December 31, 2005 and 2006, our point estimate was between the mid-point and the maximum amount of our IBNR range. The development of the IBNR estimate generally considers favorable and unfavorable prior period developments and uses standard actuarial developmental methodologies, including completion factors, claims trends, and provisions for adverse claims developments.
     The completion factors estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factor is generally reliable for older service periods, it is more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service.
     Our use of the claims trend factors considers many aspects of the managed care business. These considerations are aggregated in the medical expense trend and include the incidences of illness or disease state (such as cardiac heart failure cases, cases of upper respiratory illness, the length and severity of the flu season, diabetes, and the number of neonatal intensive care babies). Accordingly, we rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs, and growth of our members in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends, and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated as opposed to a fee-for-service basis. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical expense trends. Other internal factors, such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical expense trends. Medical expense trends potentially are more volatile than other segments of the economy.
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
     We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end. For the years ended December 31, 2006 and 2005, our provision for adverse claims development has been relatively consistent, varying as of the end of each annual period by less than 1.0% of the medical claims liability. Fluctuations within those periods and as of the period ends are primarily attributable to differences in membership mix between Medicare and commercial plans and differences in services (such as in-patient or outpatient services) provided by our plans. Based on these fluctuations, we expect that our experience on a going-forward basis would result in our provision for adverse claims, as a percentage of medical claims liability, not varying by more than 1.0% from one quarterly period to the next.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2006 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims Liability	in Factor	Claims Liability
(dollars in thousands)
3%	$(3,214)	(3)%	$(1,543)
2	(2,168)	(2)	(1,027)
1	(1,097)	(1)	(513)
(1)	1,123	1	512

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2006 and 2005. The 2005 presentation represents a combined summary for the twelve months ended December 31, 2005. See Note 15 to the Consolidated Financial Statements.

	Year ended December 31,
(in thousands)	2006	2005
		(combined)
Balance at beginning of period	$82,645	$53,187
Incurred related to:
Current period	1,017,100	665,407
Prior period	(8,574)	(5,228)

Total incurred	1,008,526	660,179

Paid related to:
Current period	894,684	582,944
Prior period	73,709	47,777

Total paid	968,393	630,721

Balance at the end of the period	$122,778	$82,645

     The negative amounts reported in the table above for incurred related prior periods result from claims being ultimately settled for amounts less than originally estimated (a favorable development). A positive amount reported for incurred related to prior periods would result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development). For the years ended December 31, 2006, and 2005 actual claims expense developed favorably by 1.3% and 1.1%, respectively, as compared to estimated medical claims expense.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were approximately $0.7 million and $1.5 million as of December 31, 2006 and 2005, respectively.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS and, to a lesser extent our commercial customers, to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premium is fixed on an annual basis by contract with CMS. Although the amounts we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, demographics, geographic location, age, gender, and the relative risk score of the plan’s membership.
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
     Additionally, our Medicare premium revenue is adjusted periodically to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased in this payment methodology in 2003 whereby the risk adjusted payment represented 10% of the payment to Medicare health plans, with the remaining 90% being based on demographic factors. In 2005 and 2006, the portion of risk adjusted payments was increased to 50% and 75%, respectively, and will increase to 100% in 2007. The PDP payment methodology is based 100% on the risk adjustment model.
     Under risk adjustment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS twice a year. After reviewing the respective submissions, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter and then issues a final payment in a subsequent year. During 2005 and 2006 we were not able to estimate the impact of these risk adjustments and as such recorded them on an as-received basis. Our retroactivity adjustments in 2005 and 2006 were positive. Beginning in January 2007, we are able to estimate and record risk adjustment payment amounts on a monthly basis.
     The monthly Part D payments HealthSpring receives from CMS generally represents HealthSpring’s bid amount for providing prescription drug coverage, both standard and supplemental, and is recognized as premium revenue. Payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for HealthSpring Medicare Advantage (including MA-PD) and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare HealthSpring’s prescription drug costs in its original bids to CMS to HealthSpring’s actual prescription drug costs. Variances exceeding certain thresholds, or symmetric risk corridors, may result in CMS making additional payments to HealthSpring or HealthSpring’s refunding to CMS a portion of the premium payments it previously received. HealthSpring estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with EITF No. 93-14, “Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.” Net liabilities to CMS of approximately $27.6 million related to estimated risk corridor adjustments are included on the Company’s December 31, 2006 balance sheet. This net liability arises as a result of the Company’s actual costs to-date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue. Risk corridor adjustments do not take into account estimated future prescription drug cost experience. Actual risk corridor payments upon settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
Goodwill and Other Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Substantially all of our goodwill and other intangible assets were recorded in connection with the recapitalization. Our primary identifiable intangible assets include our Medicare member network, our HealthSpring trade name, our provider networks, customer relationships, and non-compete agreements. Goodwill is determined to have an indefinite useful life and is not amortized, but instead is tested for impairment at least annually. The Company has established December 31 as its annual testing date. Poor operating results or changes in market conditions could result in an impairment of goodwill. Other intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its estimated future cash flows.
Accounting for Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
     The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     The Company also has accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. This policy may be impacted by the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) in 2007.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the relevant recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings in the year adopted. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 but do not currently anticipate the cumulative effect of adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for us beginning with the first quarter of fiscal 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2006 and 2005, we had the following assets that may be sensitive to changes in interest rates:

	December 31,
Asset Class	2006	2005
	(in thousands)
Investment securities, available for sale	$7,874	$8,646
Investment securities, held to maturity:
Current portion	10,566	14,313
Long-term portion	19,560	22,993
Restricted investments	7,195	5,652
     We have not purchased any of our investments for trading purposes. Our investment securities classified as available for sale are repurchase agreements. For all other investment securities, we intend to hold them to their maturity and classify them as current on our balance sheet if they mature between three and 12 months from the balance sheet date and as long-term if their maturity is more than one year from the balance sheet date. These investment securities, both current and long-term, consist of highly liquid government and corporate debt obligations, a substantial majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our ability and intent to hold these investments until maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of certificates of deposit and government securities deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2005 and December 31, 2006, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
     Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2006, the fair value of our fixed income investments would decrease by approximately $370,000. Similarly, a 1% decrease in market interest rates at December 31, 2006 would result in an increase of the fair value of our investments of approximately $370,000. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
     As required by our previous term loan facility, we entered into an interest rate swap agreement in July 2005, pursuant to which $25.0 million of the principal amount outstanding under the term loan facility bore interest at a fixed annual rate of 4.25% plus the applicable margin (3.00%) for the period from January 1, 2006 to the date we repaid the outstanding indebtedness in February 2006. The swap did not qualify for hedge accounting. Accordingly, the company recorded the change in the swap’s fair market value as a component of earnings. At December 31, 2005, the fair market value of the swap was approximately $51,000. This loan facility was paid off and the swap was settled in connection with the IPO in February 2006. Accordingly, the company is not currently exposed to market interest rate fluctuations on borrowings.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets of HealthSpring, Inc. as of December 31, 2006 and December 31, 2005	59

Consolidated Statements of Income of HealthSpring, Inc. for the year ended December 31, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and for the year ended December 31, 2004	60

Consolidated Statements of Changes in Stockholders’ and Members’ Equity and Comprehensive Income of HealthSpring, Inc. for the year ended December 31, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and for the year ended December 31, 2004	61

Consolidated Statements of Cash Flows of HealthSpring, Inc. for the year ended December 31, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and the year ended December 31, 2004	63

Notes to Consolidated Financial Statements	65

Schedule 1 — Condensed Financial Information of HealthSpring, Inc. (Parent only)	87

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheets of HealthSpring, Inc. and subsidiaries (HealthSpring or the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006, and the ten-month period from March 1, 2005 (inception) to December 31, 2005; and the consolidated statements of income, changes in members’ equity and comprehensive income, and cash flows of NewQuest, LLC and subsidiaries (Predecessor) for the two months ended February 28, 2005 and for the year ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule I — Condensed Financial Information of HealthSpring, Inc. (Parent only). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSpring, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the ten-month period from March 1, 2005 through December 31, 2005; and the results of NewQuest, LLC and subsidiaries operations and their cash flows for the two months ended February 28, 2005 and for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted the fair value method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ KPMG LLP
Nashville, Tennessee
March 13, 2007

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$338,443	110,085
Accounts receivable, net of allowance for doubtful accounts of $3,524 and $1,165 at December 31, 2006 and 2005, respectively	17,588	7,248
Investment securities available for sale	7,874	8,646
Current portion of investment securities held to maturity	10,566	14,313
Deferred income tax asset	3,644	5,778
Prepaid expenses and other assets	4,047	3,148

Total current assets	382,162	149,218
Investment securities held to maturity, less current portion	19,560	22,993
Property and equipment, net	8,831	4,287
Goodwill	341,619	315,057
Intangible assets, net	81,175	87,675
Investment in and receivable from unconsolidated affiliate	1,301	1,469
Deferred financing fee	802	5,487
Restricted investments	7,195	5,652

Total assets	$842,645	591,838

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$122,778	82,645
Current portion of long-term debt	—	16,500
Accounts payable and accrued expenses	25,149	17,408
Funds held for the benefit of members	62,125	—
Risk corridor payable to CMS	27,587	—
Other current liabilities	899	727

Total current liabilities	238,538	117,280
Long-term debt, less current portion	—	172,026
Deferred income tax liability	28,444	29,782
Other long-term liabilities	381	316

Total liabilities	267,363	319,404

Minority interest	—	11,890

Commitments and contingencies (see notes)
Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized 1,000,000 shares, 227,154 shares issued and outstanding at December 31, 2005	—	2
Common stock, $.01 par value, 180,000,000 shares authorized, 57,527,549 issued and 57,261,157 outstanding at December 31, 2006, and 74,000,000 shares authorized, 32,283,950 shares issued and 32,083,950 shares outstanding at December 31, 2005	575	322
Additional paid-in capital	485,002	251,202
Unearned compensation	—	(1,885)
Retained earnings	89,758	10,943
Treasury stock, at cost, 266,392 shares at December 31, 2006, and 200,000 shares at December 31, 2005	(53)	(40)

Total stockholders’ equity	575,282	260,544

Total liabilities and stockholders’ equity	$842,645	591,838

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit data)

			Predecessor
		Ten-Month	Two-Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
Revenue:
Premium:
Medicare premiums	$1,149,844	610,913	94,764	433,729
Commercial premiums	120,504	106,168	20,704	146,318

Total premium revenue	1,270,348	717,081	115,468	580,047
Management and other fees	26,688	16,955	3,461	17,919
Investment income	11,920	3,337	461	1,449

Total revenue	1,308,956	737,373	119,390	599,415

Operating expenses:
Medical expense:
Medicare expense	900,358	478,553	74,531	338,632
Commercial expense	108,168	90,783	16,312	124,743

Total medical expenses	1,008,526	569,336	90,843	463,375
Selling, general and administrative	156,940	101,187	21,608	93,068
Depreciation and amortization	10,154	6,990	315	3,210
Interest expense	8,695	14,469	42	214

Total operating expenses	1,184,315	691,982	112,808	559,867

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	124,641	45,391	6,582	39,548
Equity in earnings of unconsolidated affiliate	309	282	—	234

Income before minority interest and income taxes	124,950	45,673	6,582	39,782
Minority interest	(303)	(1,979)	(1,248)	(6,272)

Income before income taxes	124,647	43,694	5,334	33,510
Income tax expense	(43,811)	(17,144)	(2,628)	(9,193)

Net income	80,836	26,550	2,706	24,317
Preferred dividends	(2,021)	(15,607)	—	—

Net income available to common stockholders and members	$78,815	10,943	2,706	24,317

Net income per common share available to common stockholders:
Basic	$1.44	0.34	—	—

Diluted	$1.44	0.34	—	—

Weighted average common shares outstanding:
Basic	54,617,744	32,173,707	—	—

Diluted	54,720,373	32,215,288	—	—

Net income per member unit:
Basic	—	—	$.55	5.31

Diluted	—	—	$.55	5.31

Weighted average member units outstanding:
Basic	—	—	4,884,196	4,578,176

Diluted	—	—	4,884,196	4,578,176

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of		Number of		Additional				Total
	Preferred	Preferred	Common	Common	Paid-in	Unearned	Retained	Treasury	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Compensation	Earnings	Stock	Equity
Successor
Balances at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Preferred shares issued	227	2	—	—	227,198	—	—	—	227,200
Preferred dividends accrued	—	—	—	—	15,607	—	(15,607)	—	—
Common shares issued		—	30,445	304	5,785	—	—	—	6,089
Issuance of restricted shares	—	—	1,839	18	2,888	(2,538)	—	—	368
Purchase of 200 shares of restricted common stock	—	—	—	—	(276)	276	—	(40)	(40)
Share-based compensation	—	—	—	—	—	377	—	—	377
Comprehensive income — net income	—	—	—	—	—	—	26,550	—	26,550

Balances at December 31, 2005	227	2	32,284	322	251,202	(1,885)	10,943	(40)	260,544

Preferred dividends accrued	—	—	—	—	2,021	—	(2,021)	—	—
Preferred Shares converted to common shares	(227)	(2)	12,553	126	(124)	—	—	—	—
Minority interest converted to common shares	—	—	2,040	21	39,763	—	—	—	39,784
Common shares issued at IPO, net	—	—	10,600	106	188,333	—	—	—	188,439
Restricted shares issued	—	—	45	—	—	—	—	—	—
Stock-option exercises	—	—	5	—	12	—	—	—	12
Purchase of 66 shares of restricted common stock	—	—	—	—	—	—	—	(13)	(13)
Share-based compensation expense-Restricted shares	—	—	—	—	5,680	—	—	—	5,680
Reclassification of unearned compensation upon adoption of SFAS No. 123R	—	—	—	—	(1,885)	1,885	—	—	—
Comprehensive income — net income	—	—	—	—		—	80,836	—	80,836

Balances at December 31, 2006	—	$—	57,527	$575	$485,002	$—	$89,758	$(53)	$575,282

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME (cont.)
(in thousands)

	Number of		Accumulated
	Founders and	Founders and	Other		Total
	Membership	Members’	Comprehensive	Retained	Members’
	Units	Units	Income, Net	Earnings	Equity
Predecessor
Balances at December 31, 2003	4,078	$4,007	$85	$18,877	$22,969
Conversion of minority interest in consolidated subsidiary	500	3,572	—	—	3,572
Conversion of phantom membership plan to member units	306	24,208	—	—	24,208
Distributions to members	—	—	—	(19,546)	(19,546)
Comprehensive income:
Net income	—	—	—	24,317	24,317
Unrealized holding losses on securities available for sale, net of tax	—	—	(85)	—	(85)

Total comprehensive income					24,232

Balances at December 31, 2004	4,884	31,787	—	23,648	55,435
Comprehensive income:
Net income	—	—	—	2,706	2,706

Total comprehensive income					2,706

Balances at February 28, 2005	4,884	$31,787	$—	$26,354	$58,141

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Predecessor
		Ten-Month	Two-Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
Cash from operating activities:
Net income	$80,836	26,550	2,706	24,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,154	6,990	315	3,210
Amortization of accrued loss on assumed lease	—	—	(97)	(580)
Amortization of deferred financing cost	242	879	—	—
Paid-in-kind (PIK) interest on subordinated notes	116	901	—	—
Share-based compensation	5,650	377	—
Equity in earnings of unconsolidated affiliate	(309)	(282)	—	(234)
Minority interest	303	1,979	1,248	6,272
Write-off of deferred financing fee	5,375	—	—	—
Deferred taxes (benefit) expense	796	(1,060)	93	2,163
Compensation expense on phantom stock plan cancellation	—	—	—	24,200
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(10,340)	9,827	(2,470)	(9,977)
Prepaid expenses and other current assets	(899)	(4,725)	1,240	(4,148)
Medical claims liability	40,133	23,629	5,829	5,458
Accounts payable, accrued expenses, and other current liabilities	8,214	(7,460)	6,202	2,562
Risk corridor payable to CMS	27,587	—	—	—
Deferred revenue	(301)	(131)	(113)	(28,578)
Other long-term liabilities	64	(335)		—

Net cash provided by operating activities	167,621	57,139	14,964	24,665

Cash flows from investing activities:
Purchase of property and equipment	(7,063)	(2,653)	(149)	(2,512)
Purchase of investment securities held-to-maturity	(10,368)	(16,313)	(5,942)	(23,777)
Purchase of investments, available for sale	—	—	—	(8,460)
Maturity of investments held-to-maturity	18,283	12,524	836	—
Purchase of restricted investments	(1,543)	(119)	(214)	—
Distributions received from unconsolidated affiliate	355	—	—	134
Purchase of minority interest	—	(44,358)	—	—
Acquisitions, net of cash acquired	—	(219,958)	—	—

Net cash used in investing activities	(336)	(270,877)	(5,469)	(34,615)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	200,000	—	—
Payments on long-term debt	(188,642)	(17,733)	(117)	—
Deferred financing costs	(932)	(6,366)	—	—
Payments on notes payable to members	—	—	—	(700)
Proceeds from issuance of common and preferred stock	188,493	140,087		—
Purchase of treasury stock	(13)	(40)	—	—
Tax benefit from stock option exercised	30	—	—	—
Proceeds from stock options exercised	12	—	—	—
Funds received for the benefit of members, net	62,125	—	—	—
Proceeds from sale of units in consolidated subsidiary	—	7,875	—	—
Distributions to members	—	—	—	(19,546)
Distributions to minority stockholders	—	—	(1,771)	(3,065)
Cash advanced in recapitalization	—	—	1,000	—

Net cash provided by (used in) financing activities	61,073	323,823	(888)	(23,311)

Net increase (decrease) in cash and cash equivalents	228,358	110,085	8,607	(33,261)
Cash and cash equivalents at beginning of period	110,085	—	67,834	101,095

Cash and cash equivalents at end of period	$338,443	110,085	76,441	67,834

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)

			Predecessor
		Ten-Month	Two-Month
	Year Ended	Period Ended	Period Ended	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
Supplemental disclosures:
Cash paid for interest	$3,504	11,229	42	274
Cash paid for taxes	$37,686	19,477	279	7,704
Conversion of minority interest in consolidated subsidiary	—	—	—	3,572
Capitalized tenant improvement allowances	—	—	—	715
Non-cash transaction:
Issuance of common shares in exchange for minority shares	$39,784	—	—	—
Issuance of common shares in conjunction with recapitalization	—	$93,877	—	—
Unearned compensation related to issuance of restricted common stock	—	$2,262	—	—

Effect of acquisitions:
Net assets acquired	—	$(438,576)	—	—
Preferred stock issued	—	91,082	—	—
Common stock issued	—	2,442	—	—
Purchase of minority interest	—	44,358	—	—
Capitalized transaction costs	—	5,295	—	—
Cash acquired	—	75,441	—	—

Acquisition, net of cash acquired	—	$(219,958)	—	—

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business and Basis of Presentation
     HealthSpring, Inc., a Delaware corporation (the “Company”), is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for retired U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage and stand-alone Medicare prescription drug plans in the states of Tennessee, Texas, Alabama, Illinois and Mississippi. Effective January 1, 2007, the Company began offering Medicare Part D prescription drug plans on a nationwide basis. In addition, the Company also utilizes its infrastructure and provides networks in Tennessee and Alabama to offer commercial health plans to individuals and employer groups. The Company also provides management services to heathcare plans and physician partnerships.
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction including NewQuest, LLC and its members, certain investment funds affiliated with GTCR Golder Rauner II, LLC (“GTCR”) and certain other investors. The recapitalization was completed on March 1, 2005; which was the inception of HealthSpring, Inc. See Note 8.
     The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly and majority owned subsidiaries as of December 31, 2006 and 2005, for the year ended December 31, 2006, for the ten-month period from March 1, 2005 (inception) to December 31, 2005, and NewQuest, LLC and subsidiaries (collectively, the “Predecessor”), for the two-month period ended February 28, 2005 and for the year ended December 31, 2004. The financial statements of HealthSpring, Inc. and the Predecessor are presented in comparative format. Although their accounting policies are consistent, their financial statements are not directly comparable primarily because of the purchase accounting adjustments resulting from the recapitalization, which was accounted for as a purchase. All significant inter-company accounts and transactions have been eliminated in consolidation. For purposes of these financial statements and notes, where appropriate the term “Company” includes HealthSpring, Inc. and Predecessor. The Company considers its businesses and related operating structure as one reporting segment.
     On February 8, 2006, the Company completed an underwritten initial public offering of its common stock. See Note 9.
(b) Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the allowance for doubtful accounts receivable and certain amounts recorded related to the Part D program. Actual results could differ from those estimates.
(c) Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit.
(d) Investment Securities and Restricted Investments
     The Company classifies its debt and equity securities in three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale.
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
     Restricted investments include U.S. Government securities and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. All of the Company’s restricted investments were classified as held-to-maturity at December 31, 2006 and 2005.
(e) Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets. The estimated useful life of property and equipment ranges from 1 to 5 years. Leasehold improvements for assets under operating leases are amortized over the lesser of their useful life or the expected term of the lease. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized.
(f) Impairment of Long Lived Assets
     Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated future cash flows. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
(g) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
     The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(h) Goodwill and Other Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company has selected December 31 as its annual testing date. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. No impairment losses were recognized during the years ended December 31, 2006, 2005 and 2004.
     An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company operates as four reporting units, in Tennessee, Alabama, Texas, and Illinois. The Company conducted an annual impairment test as of December 31, 2006 and concluded that the carrying value of the reporting units did not exceed their fair value.
(i) Medical Claims Liability and Medical Expenses
     Medical claims liability represents the Company’s liability for services that have been performed by providers for its Medicare Advantage and commercial HMO members that have not been settled as of any given balance sheet date. The liability consists of medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR.
     Medical expenses consist of claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs (including Medicare Part D costs — see Note 2) represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors. Premiums the Company pays to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as reductions from medical expenses.
(j) Premium Revenue
     Health plan premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to the members. Certain monthly payments for Part D from the Centers for Medicare and Medicaid Services (“CMS”), represent payments for claims for which the Company assumes risk for the costs of services or products delivered to its Part D members, whereas other Part D payments from CMS represent payments for claims for which it assumes no risk (See Note 2). The Company recognizes premium revenue for the Part D payments received from CMS for which it assumes risk. Deferred revenue consists of premium payments received by the Company for covered lives for which the services will be rendered and revenue recognized in future months.
(k) Fee Revenue
     Fee revenue primarily includes amounts paid to the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of three principal bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees the Company receives for offering access to its provider networks and for administrative services it offers to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, we receive additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense dependent upon whether the profit relates to members of one of the Company’s HMO subsidiaries.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
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
(l) Comprehensive Income
     Comprehensive income in 2006 and 2005 consists of only net income.
(m) Reinsurance and Capitation
     Certain of the Company’s HMO subsidiaries have reinsurance arrangements with respect to its commercial lines of business with well-capitalized, highly-rated reinsurance providers. These arrangements include maximum medical payment amounts per member per year and per such member’s lifetime. Premiums paid and amounts recovered under these agreements have not been material in any period covered by these financial statements.
     The Company’s HMO subsidiaries also maintain risk-sharing arrangements with its providers, including independent physician associations. See Note 12.
(n) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common shares and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding after considering the dilution related to stock options and restricted stock. Diluted net income per member unit is computed by dividing net income by the weighted average number of member units outstanding after considering dilution related to warrants to purchase 500,000 Series A units of NewQuest, LLC.
(o) Stock Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation costs are recognized based on the estimated fair value of the respective options and the period during which an employee is required to provide service in exchange for the award.
     Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(p) Recent Accounting Pronouncements
     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the relevant recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings in the year adopted. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 but does not currently anticipate the cumulative effect of adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for us beginning with the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
(2) Accounting for Prescription Drug Benefits under Part D
     On January 1, 2006, the Company began providing prescription drug benefits pursuant to Medicare Part D. The Company refers to these plans after January 1, 2006 collectively as Medicare Advantage plans and separately as Medicare Advantage (without Part D prescription drug benefits) and Medicare Advantage Part D (including Part D prescription drug benefits, or MA-PD) plans. On January 1, 2006, the Company also began providing prescription drug benefits on a stand-alone basis to Medicare eligible beneficiaries. The Company refers to these plans as “stand-alone PDP” or “PDP” plans.
     Prescription drug benefits under Medicare Advantage and PDP plans vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles, and co-insurance. All Part D plans are required by law to offer either standard coverage or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage.
     To participate in Part D, the Company was required to provide written bids to CMS, which among other items, included the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payments the Company receives from CMS for Part D plans generally represent the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to CMS to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period, in accordance with Emerging Issues Task Force “EITF” No. 93-14, “Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.” Risk corridor adjustments do not take into account estimated future prescription drug costs. Net liabilities to CMS of approximately $27.6 million related to estimated risk corridor adjustments are included on the Company’s December 31, 2006 balance sheet. This net liability arises as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue.
     Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk, including reinsurance and low-income cost subsidies. The Company accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such amounts equaled $62.1 million as of and for the year ended December 31, 2006. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. The Company anticipates settling this amount with CMS in 2007 as part of the final settlement of Part D for the 2006 plan year. The Company recognizes prescription drug costs as incurred, net of rebates from drug companies. The Company has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
(3) Accounts Receivable
     Accounts receivable at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Rebates	$9,432	1,039
Commercial HMO premium receivables	4,696	3,814
Medicare premium receivables	4,907	2,139
Other	2,077	1,421

	21,112	8,413
Allowance for doubtful accounts	(3,524)	(1,165)

Total	$17,588	7,248

     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off balance sheet credit exposure related to its health plan enrollees.
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
(4) Investment Securities
     There were no investment securities classified as trading as of December 31, 2006 or 2005.
     Investment securities classified as available for sale as of December 31, 2006 and 2005 consist of repurchase agreements whose cost approximates fair value and which are classified as current assets as of December 31, 2006 and 2005.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Investment securities classified as held to maturity by major security type and class of security classified as current assets were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2006:	Cost	Holding Gains	Holding Losses	Fair Value
Municipal bonds	$8,895	—	(40)	8,855
Government agencies	272	—	—	272
Corporate debt securities	1,399	—	(4)	1,395

	$10,566	—	(44)	10,522

December 31, 2005:
U.S. Treasury securities	$743	—	(2)	741
Municipal bonds	11,348	—	(64)	11,284
Government agencies	800	—	(2)	798
Corporate debt securities	1,422	—	(6)	1,416

	$14,313	—	(74)	14,239

     Investment securities classified as held to maturity by major security type and class of security classified as long-term assets were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2006:	Cost	Holding Gains	Holding Losses	Fair Value
U.S. Treasury securities	$769	—	(3)	766
Municipal bonds	15,908	3	(99)	15,812
Government agencies	1,410	2	(6)	1,406
Corporate debt securities	1,473	—	(9)	1,464

	$19,560	5	(117)	19,448

December 31, 2005:
U.S. Treasury securities	$149	—	(2)	147
Municipal bonds	20,924	—	(185)	20,739
Government agencies	711	—	(9)	702
Corporate debt securities	1,209	—	(13)	1,196

	$22,993	—	(209)	22,784

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Maturities of debt securities classified as held to maturity were as follows at December 31, 2006:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$10,566	10,522
Due after one year through five years	18,687	18,584
Due after five years through ten years	315	308
Due after ten years	558	556

	$30,126	29,970

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$2	493	1	148	3	641
Municipal bonds	33	7,343	107	16,259	140	23,602
Government agencies	1	441	5	496	6	936
Corporate debt securities	3	1,102	10	1,190	13	2,293

Total	$39	9,379	123	18,093	162	27,472

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

     U.S. Treasury Securities, Municipal Bonds and Government Agencies: The unrealized gains/losses on investments in U.S. Treasury securities, municipal bonds and government agencies were caused by interest rate decreases/increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
     Corporate Debt Securities: The unrealized losses on corporate debt securities were caused by interest rate increases. The contractual terms of the bonds do not allow the issuer to settle the securities as a price less than the face value of the bonds. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(5) Property and Equipment
     A summary of property and equipment at December 31, 2006 and 2005 is as follows:

	2006	2005
Furniture and equipment	$6,442	5,066
Computer equipment	15,094	9,723
Leasehold improvements	220	—

	21,756	14,789
Less accumulated depreciation and amortization	(12,925)	(10,502)

	$8,831	4,287

(6) Goodwill and Intangible Assets
     Goodwill and intangible assets at December 31, 2006 and 2005 consist of the following:

	2006	2005
Goodwill	$341,619	315,057
Intangible assets, net	81,175	87,675

Total	$422,794	402,732

     Changes to goodwill during 2006 are as follows:

Balance at December 31, 2005	$315,057
Purchase of minority interest (See Note 9)	26,562

Balance at December 31, 2006	$341,619

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at December 31, 2006 and 2005 is as follows:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name	$24,500	—	24,500	—
Noncompete agreements	800	293	800	133
Provider network	7,100	868	7,100	394
Medicare member network	49,528	7,488	48,500	3,368
Customer relationships	10,300	3,803	10,300	1,132
Management contract right	1,554	155	1,554	52

	$93,782	12,607	92,754	5,079

     Changes to the gross carrying amount of identifiable intangible assets are as follows:

Balance at December 31, 2005	$92,754
Medicare member network acquired in connection with minority interest (See Note 9)	1,028

Balance at December 31, 2006	$93,782

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The weighed-average amortization periods of the acquired intangible assets are as follow:

Weighed-Average
Amortization
Period (In Years)
Trade name	indefinite
Non-compete agreements	5
Provider network	15
Medicare member network	12
Customer relationship	7.6
Management contract right	15

Total intangibles	11.6

     Amortization expense on identifiable intangible assets for the year ended December 31, 2006, the ten months ended December 31, 2005, the two months ended February 28, 2005, and the year ended December 31, 2004 was $7,528, $5,027, $52 and $250, respectively. Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2006 is as follows:

2007	$6,233
2008	5,580
2009	5,580
2010	5,447
2011	5,420
Thereafter	28,415

Total	$56,675

(7) Restricted Investments
     Restricted investments at December 31, 2006 and 2005 are summarized as follows:

		Gross
		Unrealized
	Amortized	Holding		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
Certificates of deposit	$3,087	—	—	3,087
U.S. governmental securities	4,108	—	(17)	4,091

Total	$7,195	—	(17)	7,178

December 31, 2005
Certificates of deposit	$2,563	—	—	2,563
U.S. governmental securities	3,089	—	(55)	3,034

Total	$5,652	—	(55)	5,597

     The unrealized losses on investments in government securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, the impairment of these held to maturity investments is not considered other-than-temporary.
(8) Recapitalization
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction involving NewQuest, LLC and its members, certain investment funds affiliated with GTCR and certain other investors. The

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
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
     Prior to the recapitalization, approximately 15% of the ownership interests in two of NewQuest, LLC’s Tennessee management subsidiaries and approximately 27% of the membership interests of NewQuest, LLC’s Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, HealthSpring, Inc. purchased all of the minority interests in the Tennessee subsidiaries for an aggregate consideration of approximately $27,546 and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC for aggregate consideration of approximately $16,812. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximate 9% ownership interest. In June 2005, Texas HealthSpring, LLC completed a private placement pursuant to which it issued new membership interests to existing and new investors for net proceeds of $7,875, which was accounted for as a capital transaction and no gain was recognized due to the fact that it was an integral part of the recapitalization. Following this private placement, and as of December 31, 2005, the outside investors owned an approximate 15.9% interest in Texas HealthSpring, LLC. The minority interest was exchanged for shares of the Company’s common stock immediately prior to the initial public offering transaction completed on February 8, 2006.
     The recapitalization was accounted for using the purchase method. The aggregate transaction value for the recapitalization was $438,576, which was substantially in excess of NewQuest, LLC’s book value. The transaction value included $5,295 of capitalized acquisition related costs and $6,366 of deferred financing costs. In addition, NewQuest, LLC incurred $6,941 of transaction costs which were expensed during the two-month period ended February 28, 2005 and the Company incurred $4,000 of transaction costs which were expensed during the ten-month period ended December 31, 2005.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
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

(9) Stockholders’ Equity
     In conjunction with the recapitalization, the Company sold 227,200 shares of preferred stock to GTCR, members of the Predecessor, and certain other new investors. The holders of the preferred stock were entitled to an 8% cumulative dividend per year, which accrued on a daily basis and accumulated quarterly commencing on March 31, 2005 on the sum of $1 per share plus all accumulated and unpaid dividends. The dividends were to be paid when declared by the board of directors, provided that these dividends accrue whether or not they have been declared. As of December 31, 2005, accrued but unpaid dividends totaled $15,607. The preferred stock and accrued but unpaid dividends thereon were converted into 12,552,905 shares of the Company’s common stock on February 8, 2006 in conjunction with the initial public offering.
     On February 8, 2006, the Company completed an initial public offering, or IPO, of its common stock. In connection with the IPO, the Company sold 10.6 million shares of common stock at a price of $19.50 per share. Total proceeds to the Company were approximately $188,400, net of $18,300 of offering costs. From the proceeds of the offering and available cash, the Company repaid all of its long-term debt and accrued interest, including a $1,100 prepayment penalty, totaling $189,900. Additionally, the Company issued approximately 12,600,000 shares of common stock in exchange for all of the outstanding preferred stock, including cumulative dividends.
     In connection with the IPO the Company also issued approximately 2.0 million shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39,800, which resulted in additional goodwill of $26,562 and identifiable intangible assets of $1,028.
     On October 10, 2006, the Company completed a secondary public offering of its common stock. In connection with the secondary offering certain stockholders of the Company, including funds affiliated with GTCR Golder Rauner, LLC, sold 11,600,000 shares of common stock at a price of $18.98 per share. The Company did not receive any proceeds from the sale of the shares in the secondary offering. The Company incurred and expensed offering-related expenses of approximately $800 related to this secondary public offering.
(10) Stock Based Compensation
Stock Options
     The Company has options outstanding under its 2005 Stock Option Plan and its 2006 Equity Incentive Plan.
     Nonqualified options to purchase an aggregate of 168,000 shares of common stock were granted in 2005 at an exercise price of $2.50 per share and were outstanding under the 2005 Stock Option Plan at December 31, 2006. These options vest and become exercisable generally over a five-year period. No options vested or were exercised during 2005. The options expire ten years from the grant date. In the event of a

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
change in control of the Company, these options will immediately vest and become exercisable in full. No options were issued under the 2005 Stock Option Plan in 2006 and no additional options may be granted under the plan.
     The Company adopted the 2006 Equity Incentive Plan, or 2006 Plan, effective as of February 2, 2006. A total of 6,250,000 shares of common stock were authorized for issuance under the 2006 Plan, in the form of stock options, restricted stock, restricted stock units or other share-based awards. The Company granted nonqualified options to purchase 3,392,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the year ended December 31, 2006, and options for the purchase of 3,211,000 shares of common stock were outstanding under this plan at December 31, 2006. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company stock.
     The fair value for all options as determined on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected volatility	45.0%
Expected term	5 years
Risk-free interest rates	4.54 — 5.08%
     Because the Company did not have publicly traded common stock prior to the completion of the IPO, the expected volatility over the term of the respective option was based on industry peer information. Additionally, because the Company had no outstanding stock options until September 2005, the expected term assumption was also based on industry peer information. The risk-free interest rate was based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term. The Company recognized a deferred income tax benefit of approximately $2,242 and $132 in the years ended December 31, 2006 and 2005, respectively, related to the share-based compensation expense. The actual tax benefit realized from stock options exercised during 2006 was $30. There was no capitalized stock-based compensation expense in 2006 or 2005.
          An analysis of stock option activity for the year ended December 31, 2006 under the Company’s stock incentive plans is as follows:

		Weighted	Weighted Average
		Average	Grant Date
	Options	Exercise Price	Fair Value
2006 Equity Incentive Plan:
Outstanding at December 31, 2005	—	$—	$—
Granted	3,392,000	19.40	8.86
Exercised	—	—	—
Forfeited	(181,000)	19.50	8.88

Outstanding at December 31, 2006	3,211,000	$19.40	$8.86

2005 Stock Option Plan
Outstanding at December 31, 2005	195,000	$2.50	$1.12
Granted	—	—	—
Exercised	(5,000)	2.50	1.12
Forfeited	(22,000)	2.50	1.12

Outstanding at December 31, 2006	168,000	$2.50	$1.12

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)

			Weighted Average
	Shares Under	Weighted Average	Remaining	Intrinsic Value Per	Aggregate Intrinsic
	Option	Exercise Price	Contractual Term	Share (1)	Value (1)
2006 Equity Incentive Plan:
Options exercisable at December 31, 2006	18,750	$19.50	9.3 Years	$0.92	$17
Options vested and expected to vest at December 31, 2006(2)	3,103,680	19.40	9.4 Years	1.02	3,166

2005 Stock Option Plan:
Options exercisable at December 31, 2006	31,000	$2.50	8.7 Years	$17.92	$556
Options vested and expected to vest at December 31, 2006(2)	158,410	2.50	8.7 Years	17.92	2,839

(1)	Computed based upon the amount by which the fair market value of our common stock at December 31, 2006 of $20.42 per share exceeded the weighted average exercise price.

(2)	The Company began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.
     The total intrinsic value of stock options exercised during 2006 was $84. Cash received from stock option exercises for the year ended December 31, 2006 totaled $12. Total compensation expenses related to nonvested options not yet recognized was $21,578 at December 31, 2006. The Company expects to recognize this compensation expense over a weighted average period of 3.3 years.
Restricted Stock
     During the year ended December 31, 2006, the Company granted 45,500 shares of restricted stock to non-employee directors, employees and a non-employee contractor pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at December 31, 2006. The restrictions relating to the restricted stock awards made in 2006 lapse over a period not exceeding two years from the grant date.
     During the year ended December 31, 2005, the Company sold 1,838,750 shares of restricted common stock to certain employees at a price of $0.20 per share, the same price at which GTCR purchased shares of the Company’s common stock in connection with the recapitalization. Each employee’s shares of restricted common stock are subject to the terms and conditions of a restricted stock purchase agreement. The restrictions on these shares lapse based on time and in the event of certain changes in control. All the outstanding shares of restricted stock have the same voting and dividend rights as the underlying shares of common stock. Pursuant to the restricted stock purchase agreements, the Company has the right but not the obligation to purchase all or any portion of an employee’s restricted stock if his or her employment is terminated. The purchase price for securities purchased pursuant to this repurchase option will be:
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
     Based on a valuation completed shortly after the recapitalization, the Company determined that the fair market value of the common stock on the dates of purchase of the restricted stock was $1.58 per share. The difference between the $0.20 per share purchase price and the $1.58 per share fair market value is amortized as compensation expense over a period of four to five years (the period over which the restrictions lapse), as applicable.
     The 2006 restricted stock awards were granted with a fair value equal to the market price of the Company’s common stock on the date of grant. Compensation expense related to the restricted stock awards is based on the market price

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
of the underlying common stock on the grant date and is recorded straight-line over the vesting period, generally five years from the date of grant. The weighted average grant date fair value of our restricted stock awards was $19.51 and $1.58 for the years ended December 31, 2006 and 2005, respectively. Activity of restricted stock awards was as follows for the year ended December 31, 2006:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested restricted stock at December 31, 2005	1,638,750	$1.58
Granted	45,500	19.51
Vested	(615,229)	1.83
Purchased by the Company	(66,392)	1.58

Nonvested restricted stock at December 31, 2006	1,002,629	$2.39

     The fair value of shares vested during the years ended December 31, 2006, and 2005 was $1,128 and $-0-, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $1,812 at December 31, 2006. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.9 years. There are no other contractual terms covering restricted stock awards under the 2006 Plan once the vesting restrictions have lapsed.
Stock-based Compensation
     Total stock-based compensation for the year ended December 31, 2006 was $5,650, including $4,687 relating to stock options and $963 relating to restricted stock. Stock-based compensation expense in 2005 was $377 and related to restricted stock. Stock-based compensation is included in selling, general and administrative expense.
(11) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common shareholders — basic and diluted. The Predecessor did not have any potentially dilutive units outstanding during the two months ended February 28, 2005 or the year ended December 31, 2004.

		Ten-Month Period
	Year Ended	Ended December 31,
	December 31, 2006	2005
Numerator:
Net income available to common stockholders	$78,815	$10,943

Denominator:
Weighted average common shares outstanding — basic	54,617,744	32,173,707
Dilutive effect of stock options	96,360	41,581
Dilutive effect of unvested director shares	6,269	—

Weighted average common shares outstanding — diluted	54,720,373	32,215,288

Net income per common share available to common stockholders:
Basic	$1.44	$0.34

Diluted	$1.44	$0.34

     Options for the purchase of 2,678,500 shares of common stock were not included in the calculation of diluted net income per common share available to common stockholders for the year ended December 31, 2006 because their exercise prices were greater than the average market price of the Company’s common stock for the periods and, therefore, the effect would be anti-dilutive.
(12) Related Party Transactions
     Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly owned HMO management subsidiaries, and 13 affiliated independent physician associations, comprised of over 1,000 physicians, providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to members of its Medicare Advantage plans. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members, plus 25% of the profits from RPO’s operations. Both agreements have a ten year term that expires on December 31, 2014 and automatically renew for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competitive with Texas HealthSpring, LLC’s Medicare Advantage plan.
     For the year ended December 31, 2006, the ten months ended December 31, 2005, the two months ended February 28, 2005 and the year ended December 31, 2004, RPO paid GulfQuest L.P. management and other fees of approximately $15,630, $11,359, $2,060, and $10,412, respectively. In addition, Texas HealthSpring, LLC paid RPO approximately $98,391, $67,172, $11,398, and $53,846 for the year ended December 31, 2006, for the ten months ended December 31, 2005, two months ended February 28, 2005 and the year ended December 31, 2004, respectively, to provide medical services to its members.
     In connection with certain agreements made by RPO and its related physician groups as a condition to the recapitalization, the Predecessor and RPO agreed to the issuance to RPO of approximately 1% of the common equity in the Company following the recapitalization. It was understood and agreed that this equity would be issued based on RPO achieving certain performance goals over the five year period following the recapitalization. In February 2006, the Company and RPO negotiated a settlement of the obligation by a cash payment to RPO which would eliminate the future performance requirements. The Company incurred an additional transaction expense of $4.0 million in the ten-month period ended December 31, 2005 relating to this commitment.
     Under a professional services agreement, dated March 1, 2005, between the Company and GTCR, the Company engaged GTCR as a financial and management consultant. Two of the Company’s directors are principals of GTCR. During the term of its engagement, GTCR agreed to consult on business and financial matters, including corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings for an annual management fee of $500, payable in equal monthly installments, and reimbursement for certain related expenses. GTCR was paid approximately $375 under this agreement through December 31, 2005. Additionally, GTCR was paid a placement fee of approximately $1,341 under the professional services agreement in connection with the sale of the Company’s securities in the recapitalization. The placement fee was included in capitalized transaction expenses in connection with the recapitalization. The professional services agreement was terminated in connection with the IPO in February 2006.
(13) Lease Obligations
     The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally contain renewal options of five years. For the year ended December 31, 2006, the ten months ended December 31, 2005, the two months ended February 28, 2005, and the year ended December 31, 2004, the Company recorded lease expense of $5,108, $3,274, $501, and $2,746, respectively.
     Future payments under these lease obligations as of December 31, 2006 were as follows:

2007	$5,327
2008	3,345
2009	3,202
2010	2,395
2011	388
Thereafter	750

$15,407

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Effective January 15, 2007 the Company entered into a new seven-year operating lease for additional office space in Nashville, Tennessee. The average annual rent for the new space is approximately $775.
(14) Long-Term Debt
     Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Senior secured term loan	$—	152,625
Senior subordinated notes	—	35,901

Total	—	188,526
Less current portion of long-term debt	—	16,500

Long-term debt less current portion	$—	172,026

     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a $75.0 million, five-year senior secured revolving credit agreement (the “New Credit Agreement”) with UBS Securities LLC, Citigroup Global Markets, Inc. and the lenders party thereto, which replaced the Prior Credit Facility (as defined below). The New Credit Agreement provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the New Credit Agreement to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. Loans under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s leverage ratio. The applicable margin for base rate loans (including swingline loans) ranges from 0.00% to 0.75%, and the applicable margin for LIBOR loans ranges from 1.00% to 1.75%. The Company pays a commitment fee of 0.375% per annum on the unfunded portion of the lenders’ aggregate commitments under the facility.
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
     The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and agreements as to certain subsidiary restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans then outstanding under the New Credit Agreement to be due and payable. The Company believes it is currently in compliance with its financial and other covenants under the New Credit Agreement. At December 31, 2006, there were no amounts outstanding under the New Credit Agreement.
     In connection with the recapitalization, the Company entered into a senior credit facility (“Prior Credit Facility”) and issued senior subordinated notes. The borrowings under the Prior Credit Facility and proceeds from the issuance of the senior subordinated notes, net of $6.4 million of fees recorded as deferred financing costs, as well as proceeds from the issuance of the preferred and common stock were used to fund the cash payments to the members of the Predecessor in the recapitalization and for other related expenses and payments.
     The Prior Credit Facility provided for borrowings in an aggregate principal amount of up to $180.0 million, which included:

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
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
     The senior subordinated notes, issued by the Company, bore interest at an annual rate of 15%, 12% of which was payable quarterly in cash and 3% of which accrued quarterly and was added to the outstanding principal amount. Approximately $35.9 million aggregate principal amount and $368 of accrued and unpaid interest was outstanding at December 31, 2005. These amounts, together with a prepayment premium of approximately $1.1 million were repaid with proceeds from the IPO.
(15) Medical Claims Liability
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
     The following table presents the components of the medical claims liability as of the dates indicated:

	December 31,
	2006	2005

Incurred but not reported (IBNR)	$85,731	74,393
Reported claims	37,047	8,252

Total medical claims liability	$122,778	82,645

     The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. The liability includes estimates of premium deficiencies. At December 31, 2006 and 2005, the Company had estimated premium deficiency liabilities of approximately $700 and $1,460, respectively.
     Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company increases or decreases the amount of the estimates, and includes the changes in medical expenses in the period in which the change is identified. In every reporting period, the Company’s operating results include the effects of more completely developed medical claims liability estimates associated with prior periods.
     The following table provides a reconciliation of changes in the medical claims liability for the year ended December 31, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005 and the year ended 2004:

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)

			Predecessor
	Year ended	Ten month period	Two month period	Year ended
	December 31,	ended	ended February 28,	December 31,
	2006	December 31, 2005	2005	2004
Balance at beginning of period	$82,645	—	53,187	47,729
Purchase of NewQuest, LLC	—	59,016	—	—
Incurred related to:
Current period	1,017,100	576,180	97,843	467,289
Prior period	(8,574)	(6,844)	(7,000)	(3,914)

Total incurred	1,008,526	569,336	90,843	463,375

Paid related to:
Current period	894,684	493,901	44,397	415,136
Prior period	73,709	51,807	40,617	42,781

Total paid	968,393	545,708	85,014	457,917

Balance at the end of the period	$122,778	82,645	59,016	53,187

(16) Income Taxes
     Income tax expense (benefit) on income consisted of the following for the periods presented:

	Current	Deferred	Total
Year ended December 31, 2006:
U.S. Federal	$39,836	1,337	41,173
State and local	3,179	(541)	2,638

	$43,015	796	43,811

Ten-month period ended December 31, 2005:
U.S. Federal	$17,396	(1,127)	16,269
State and local	808	67	875

	$18,204	(1,060)	17,144

Predecessor:
Two-month period ended February 28, 2005:
U.S. Federal	$2,108	122	2,230
State and local	427	(29)	398

	$2,535	93	2,628

Year ended December 31, 2004:
U.S. Federal	$5,390	2,225	7,615
State and local	1,640	(62)	1,578

	$7,030	2,163	9,193

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

			Predecessor
		Ten month period	Two month period ended
	Year Ended December	ended December	February	Year Ended December
	31, 2006	31, 2005	28, 2005	31, 2004
U.S. Federal statutory rate on income before income taxes	$43,626	15,293	1,867	11,729
Income not subject to federal income tax due to partnership status	—	—	423	(4,316)
State income taxes, net of federal tax effect	1,525	569	259	1,026
Other	(1,340)	1,282	79	754

Income tax expense	$43,811	17,144	2,628	9,193

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Medical claims liabilities, principally due to medical loss liability discounted for tax purposes	$1,248	1,098
Property and equipment	1,599	1,809
Accrued compensation	1,695	3,031
Allowance for doubtful accounts	1,295	137
Federal net operating loss carryover	1,954	2,872
State net operating loss carryover	1,340	260
Other liabilities and accruals	1,692	852

Total gross deferred tax assets	10,823	10,059
Less valuation allowance	(606)	(734)

Deferred tax assets	10,217	9,325
Deferred tax liabilities:
Amortization	(33,888)	(32,494)
Prepaid contract cost	(1,129)	(835)

Total net deferred tax liabilities	$(24,800)	(24,004)

     The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2006 and 2005 were $3,644 and $5,778, respectively. Non-current deferred tax liabilities at December 31, 2006 and 2005 were $28,444 and $29,782, respectively.
     The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006 and 2005, the Company carried a valuation allowance against deferred tax assets of $606 and $734, respectively. To the extent the valuation allowance is reduced that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. No portion of the valuation allowance related to the 2005 recapitalization transaction has been reduced for any periods presented in these financial statements.
     The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future tax income are approximately $5.6 and $8.2 million at December 31, 2006 and 2005, respectively, and will begin to expire in 2009. State net operating loss carryforwards at December 31, 2006 and 2005 are approximately $31.7 and $4.6 million, respectively, and will begin to expire in 2012. In addition, the Company has alternative minimum tax credits which do not have an expiration date.
     Overall, the Company’s utilization of these various tax attributes, at both the federal and state level, may be limited due to the ownership changes that resulted from the recapitalization transaction, as well as previous acquisitions. This limitation is incorporated in the above table by the valuation allowance recorded against a portion of the deferred tax assets. The Company also recognized goodwill resulting from the recapitalization transaction that is reflected in the accompanying consolidated balance sheets. A portion of this goodwill is deductible for federal and state income tax purposes.
(17) Retirement Plan
     The Company contributed approximately $1,118, $898, $111, and $961 to its defined contribution plans during the year ended December 31, 2006, the ten months ended December 31, 2005, the two months ended February 28, 2005, and the year ended December 31, 2004, respectively. Employees are always 100% vested in their contributions and vest in employer contributions at a rate of 50% after the first two years of service and 100% after the third year of service.
(18) Statutory Capital Requirements
     The HMOs are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2006, the statutory minimum net worth requirements and actual statutory net worth were $9,621 and $35,700 for the Tennessee HMO; $1,112 and $30,071 for the Alabama HMO; and $7,565 and $35,486 for the Texas HMO, respectively. Each of these subsidiaries were in compliance with applicable statutory requirements as of December 31, 2006. The HMOs are restricted from making dividend

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2006, $305.1 million of the Company’s $383.6 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(19) Commitments and Contingencies
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
(20) Concentrations of Business and Credit Risks
     The Company’s primary lines of business, operating health maintenance organizations and managing independent physician associations, are significantly impacted by healthcare cost trends.
     The healthcare industry is impacted by health trends as well as being significantly impacted by government regulations. Changes in government regulations may significantly affect management’s medical claims estimates and the Company’s performance.
     Most of the Company’s customers are located in Tennessee, Texas, Alabama, and Illinois. Concentrations of credit risk with respect to commercial premiums receivable are limited as a result of the large number of customers. Approximately 90.5% and 84.8% of premium revenue was received from CMS in 2006 and 2005, respectively.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investments in investment securities and receivables generated in the ordinary course of business. Investments in investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. Receivables include premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of members under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements. The Company had no significant concentrations of credit risk at December 31, 2006.
(21) Fair Value of Financial Instruments
     The Company’s 2006 and 2005 consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, and long-term debt. The carrying amounts of accounts receivable, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the investment securities and restricted investments are presented at Notes 4 and 7. The carrying value of the long-term debt is estimated by management to approximate fair value based upon the term and nature of the obligations.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(22) Quarterly Financial Information (unaudited)
Selected unaudited quarterly financial data in 2006 and 2005 are as follows:

	HealthSpring, Inc.
	For the Three Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006		December 31, 2006
Total revenues	$306,622	322,803	343,861	(1)	335,670	(1)
Income before income taxes	13,661	33,507	47,016		30,463
Net income available to common stockholders	6,552	21,109	31,053		20,101

Income per share — basic	$0.14	0.37	0.54		0.35
Income per share — diluted	$0.14	0.37	0.54		0.35

	Predecessor	HealthSpring, Inc.
	For the Two Month	For the One Month
	Period Ended	Period Ended
	February 28,	March 31,	For the Three Month Period Ended
	2005	2005	June 30, 2005	September 30, 2005		December 31, 2005
Total revenues	$119,390	61,568	196,243	233,121	(2)	246,062	(2)
Income before income taxes	5,334	2,987	15,581	14,638		12,993
Net income available to unit/common stockholders	2,706	327	4,325	4,113		3,140

Income per share — basic	$—	0.01	0.13	0.13		0.10
Income per share — diluted	$—	0.01	0.13	0.13		0.10

Income per unit — basic	$0.55	—	—	—		—
Income per unit — diluted	$0.55	—	—	—		—

(1)	Revenue for the quarter ended September 30, 2006 includes $15.5 million of retroactive risk adjustment payments associated with the 2006 Medicare plan year received in the third quarter of 2006. Revenue for the quarter ended December 31, 2006 includes $5.7 million of retroactive risk adjustment payments associated with the 2005 Medicare plan year received in the fourth quarter of 2006.

(2)	Revenue for the quarter ended September 30, 2005 includes $8.2 million of retroactive risk adjustment payments associated with the 2005 Medicare plan year received in the third quarter of 2005. Revenue for the quarter ended December 31, 2005 includes $1.6 million of retroactive risk adjustment payments associated with the 2004 Medicare plan year received in the fourth quarter of 2005.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (Parent only)
BALANCE SHEETS
December 31, 2006 and 2005
(in thousands)

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$58,151	3,253
Prepaid expenses and other current assets	771	1,908
Deferred tax assets	115	—
Due from related party	181,638	—

Total current assets	240,675	5,161
Investment in subsidiaries	334,310	263,418
Property and equipment, net	4,592	231
Intangible assets	507	668
Deferred financing fee	802	—
Deferred tax asset, excluding current portion	2,914	—

Total assets	$583,800	269,478

Liabilities and Stockholders’ Equity
Current liabilities:
Due to related parties	$—	4,989
Accounts payable and accrued expenses	8,289	3,336

Total current liabilities	8,289	8,325
Deferred rent	229	—
Deferred tax liabilities	—	609

Total liabilities	8,518	8,934

Stockholders’ equity:
Redeemable convertible preferred stock	—	2
Common stock	575	322
Additional paid in capital	485,002	251,202
Unearned compensation	—	(1,885)
Retained earnings	89,758	10,943
Treasury stock	(53)	(40)

Total stockholders’ equity	575,282	260,544

Total liabilities and stockholders’ equity	$583,800	269,478

See accompanying report of independent registered public accounting firm.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (Parent only)
CONDENSED STATEMENTS OF INCOME
(in thousands)

			Predecessor
	Year ended	Ten months ended	Two months ended	Year ended
	December 31,	December 31,	February 28,	December 31,
	2006	2005	2005	2004
Revenue:
Management fees from affiliates	$—	—	122	793
Investment income	478	—	16	48

Total revenue	478	—	138	841

Operating expenses:
Salaries and benefits	13,401	377	1,261	24,236
Administrative expenses	9,772	6,577	5,760	611
Interest expense	330	—	30	151

Total operating expenses	23,503	6,954	7,051	24,998

Loss before equity in subsidiaries’ earnings and income taxes	(23,025)	(6,954)	(6,913)	(24,157)
Equity in subsidiaries’ earnings	93,591	31,070	9,623	48,286

Income before income taxes	70,566	24,116	2,710	24,129
Income tax benefit (expense)	10,270	2,434	(4)	188

Net income	80,836	26,550	2,706	24,317
Preferred dividends	(2,021)	(15,607)	—	—

Net income available to common stockholders and members	$78,815	10,943	2,706	24,317

See accompanying report of independent registered public accounting firm.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (Parent only)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Predeccessor
		Ten months	Two months
	Year ended	ended	ended	Year ended
	December 31,	December 31,	February 28,	December 31,
	2006	2005	2005	2004

Cash flows from operating activities:
Net income	$80,836	26,550	2,706	24,317
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense and amortization	745	189	—	—
Compensation expense related to phantom stock plan cancellation	—	—	—	24,200
Equity in subsidiaries’ earnings	(93,591)	(31,070)	(9,623)	(48,286)
Share-based compensation	5,650	377	—	—
Deferred income taxes	(4,294)	609	—	—
Amortization of deferred financing cost	130	—	—	—
Increase (decrease) due to change in:
Accounts receivable	—	—	(1)	(9,249)
Interest receivable	—	—	2	(9)
Prepaid expenses and other current assets	1,793	(1,908)	(178)	(480)
Due to related parties	(163,928)	89,459	(5,597)	4,575
Accounts payable, accrued expenses, and other current liabilities	4,953	3,336	8,335	3,853
Deferred rent	229	—	—	—

Net cash (used in) provided by operating activities	(167,477)	87,542	(4,356)	(1,079)

Cash flows from investing activities:
Distributions received from subsidiaries	—	—	15,851	31,546
Purchase of property and equipment	(4,950)	(420)	—	—
Acquisitions, net of cash acquired	—	(219,958)	—	—
Distributions from affiliates	39,617	—	—	—

Net cash provided by (used in) investing activities	34,667	(220,378)	15,851	31,546

Cash flows from financing activities:
Payments on notes payable to members	—	(3,958)	(83)	(500)
Proceeds from issuance of common and preferred stock	188,611	140,087	—	—
Deferred financing costs	(932)	—	—	—
Purchase of treasury stock	(13)	(40)	—	—
Proceeds from stock options exercised	12	—	—	—
Tax benefit from stock options exercised	30	—	—	—
Distributions to members	—	—	—	(19,546)

Net cash provided by (used in) financing activities	187,708	136,089	(83)	(20,046)

Net increase in cash and cash equivalents	54,898	3,253	11,412	10,421
Cash and cash equivalents at beginning of period	3,253	—	10,827	406

Cash and cash equivalents at end of period	$58,151	3,253	22,239	10,827

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
          Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of December 31, 2006, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Information with respect to the directors of the Company, set forth in the Company’s Definitive Proxy Statement for the Company’s 2007Annual Meeting of Stockholders to be held on or about June 6, 2007 (the “Proxy Statement”), under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Registrant is included in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
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
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters and our equity compensation plans, set forth in the Proxy Statement, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information with respect to certain relationships and related transactions and director independence, set forth in the Proxy Statement, under the captions “Certain Relationships and Related Transactions” and “Corporate Governance,” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our independent registered public accounting firm, set forth in the Proxy Statement, under the caption “Fees Billed to Us by KPMG LLP During 2006 and 2005” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page 57 of this report.

(2)	Financial Statement Schedules are listed in the Index to Consolidated Financial Statements on page 57 of this report.

(3)	Exhibits — See the Exhibit Index at end of this report which is incorporated herein by reference.
(b)	Exhibits
See the Exhibit Index at end of this report which is incorporated herein by reference.
(c)	Financial Statements
We are filing as part of this report the financial schedule listed on the index immediately preceding the financial statements in Item 8 of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: March 14, 2007	By	/s/ Kevin M. McNamara
Name: Kevin M. McNamara
Title: Executive Vice President, Chief Financial Officer, and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch Herbert A. Fritch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ Kevin M. McNamara Kevin M. McNamara	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Bruce M. Fried Bruce M. Fried	Director	March 14, 2007

/s/ Robert Z. Hensley Robert Z. Hensley	Director	March 14, 2007

/s/ Russell K. Mayerfeld Russell K. Mayerfeld	Director	March 14, 2007

/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 14, 2007

/s/ Martin S. Rash Martin S. Rash	Director	March 14, 2007

/s/ Daniel L. Timm Daniel L. Timm	Director	March 14, 2007

INDEX OF EXHIBITS

Exhibits	Description

3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (1)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (1)

10.1	Purchase and Exchange Agreement, dated as of November 10, 2004, by and among NewQuest, LLC, HealthSpring, Inc., NewQuest, Inc., the stockholders’ representative and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules or signature pages thereto, as amended (1)

10.2	Stock Purchase Agreement, dated as of March 1, 2005, among GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders thereto (1)

10.3	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement* (1)

10.4	HealthSpring, Inc. 2005 Stock Option Plan* (1)

10.5	Form of Non-Qualified Stock Option Agreement (Option Plan)* (1)

10.6	HealthSpring, Inc. 2006 Equity Incentive Plan* (1)

10.7	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)* (1)

10.8	Form of Incentive Stock Option Agreement (Equity Incentive Plan)* (1)

10.9	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)* (1)

10.10	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)* (1)

10.11	Amended and Restated Employment Agreement between Registrant and Herbert A. Fritch* (1)

10.12	Amended and Restated Employment Agreement between Registrant and Jeffrey L. Rothenberger* (1)

10.13	Amended and Restated Employment Agreement between Registrant and Kevin M. McNamara* (1)

10.14	Employment Agreement between Registrant and Gerald V. Coil* (2)

10.15	Employment Agreement between Registrant and Craig S. Schub* (3)

10.16	Form of Indemnification Agreement (1)

10.17	Contract H4454 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (renewed effective as of January 1, 2007) (1)

10.18	Contract H4513 between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC (renewed effective as of January 1, 2007) (1)

10.19	Contract H0150 between Centers for Medicare & Medicaid Services and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2007) (1)

10.20	Contract H1415 between Centers for Medicare & Medicaid Services and HealthSpring of Illinois (renewed effective as of January 1, 2007) (1)

10.21	Contract H4407 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (d/b/a HealthSpring of Mississippi) (renewed effective as of January 1, 2007) (1)

Exhibits	Description

10.22	Amended and Restated IPA Services Agreement dated March 1, 2003 by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (1)

10.23	Full-Service Management Agreement dated April 16, 2001 by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (1)

10.24	Agreement dated May 28,1993 between the Baptist Hospital and DST Health Solutions, Inc. (f/k/a CSC Healthcare Systems, Inc.), as amended (1)

10.25	Master Service Agreement dated June 13, 2003 between OAO HealthCare Solutions, Inc. and TexQuest, LLC, on behalf of GulfQuest, L.P. (1)

10.26	Credit Agreement dated as of April 21, 2006 among HealthSpring, Inc., as borrower, the other guarantors party thereto, the lenders party thereto, UBS Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint bookrunners, Citicorp USA, Inc., as syndication agent, Bank of America, N.A., as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender (4)

10.27	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2007 in connection with national PDP service area expansion)

10.28	2006 Executive and Director Compensation Summary * (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	(Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-128939), filed October 11, 2005, as amended.)

(2)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2006.)

(3)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed May 31, 2006.)

(4)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed April 27, 2006.)

(5)	(Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed March 31, 2006.)