Form 10-Q
period 2007-03-31
HealthSpring, Inc.
filed 2007-05-14
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 10, 2007

Common Stock, Par Value $0.01 Per Share	57,340,132 Shares

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$473,943	$338,443
Accounts receivable, net of allowance for doubtful accounts of $3,087 and $3,524 at March 31, 2007 and December 31, 2006, respectively	31,764	17,588
Investment securities available for sale	7,816	7,874
Current portion of investment securities held to maturity	25,877	10,566
Deferred income tax asset	3,608	3,644
Prepaid expenses and other assets	6,287	4,047

Total current assets	549,295	382,162
Investment securities held to maturity, less current portion	18,817	19,560
Property and equipment, net	12,048	8,831
Goodwill	341,619	341,619
Intangible assets, net	79,292	81,175
Investment in and receivable from unconsolidated affiliate	1,322	1,301
Deferred financing costs	748	802
Restricted investments	8,070	7,195

Total assets	$1,011,211	$842,645

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$113,143	$122,778
Accounts payable and accrued expenses	22,310	25,149
Deferred revenue	109,757	64
Funds held for the benefit of members	114,666	62,125
Risk corridor payable to CMS	29,220	27,587
Other current liabilities	293	835

Total current liabilities	389,389	238,538
Deferred income tax liability	28,050	28,444
Other long-term liabilities	2,060	381

Total liabilities	419,499	267,363

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,540,132 shares issued and 57,249,198 outstanding at March 31, 2007, 57,527,549 shares issued and 57,261,157 outstanding at December 31, 2006	575	575
Additional paid in capital	487,347	485,002
Retained earnings	103,848	89,758
Treasury stock, at cost, 290,934 shares March 31, 2007 and 266,392 shares at December 31, 2005	(58)	(53)

Total stockholders’ equity	591,712	575,282

Total liabilities and stockholders’ equity	$1,011,211	$842,645

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Premium:
Medicare	$331,780	$266,687
Commercial	13,240	32,234

Total premium revenue	345,020	298,921
Management and other fees	6,049	5,635
Investment income	5,248	2,066

Total revenue	356,317	306,622

Operating expenses:
Medicare	273,640	220,433
Commercial	10,055	26,939

Total medical expense	283,695	247,372
Selling, general and administrative	47,506	34,609
Depreciation and amortization	2,948	2,423
Interest expense	115	8,361

Total operating expenses	334,264	292,765

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	22,053	13,857
Equity in earnings of unconsolidated affiliate	21	107

Income before minority interest and income taxes	22,074	13,964
Minority interest	—	(303)

Income before income taxes	22,074	13,661
Income tax expense	(7,984)	(5,088)

Net income	14,090	8,573
Preferred dividends	—	(2,021)

Net income available to common stockholders	$14,090	$6,552

Net income per common share available to common stockholders:
Basic	$0.25	$0.14

Diluted	$0.25	$0.14

Weighted average common shares outstanding:
Basic	57,233,712	46,640,074

Diluted	57,330,365	46,740,643

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash from operating activities:
Net income	$14,090	$8,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,948	2,423
Stock-based compensation expense	2,121	851
Amortization of deferred financing cost	54	112
Paid-in-kind (PIK) interest on subordinated notes	—	116
Equity in earnings of unconsolidated affiliate	(21)	(107)
Minority interest	—	303
Deferred tax (benefit) expense	(358)	(4,170)
Write-off of deferred financing fee	—	5,375
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(14,176)	(12,747)
Prepaid expenses and other current assets	(2,240)	(1,552)
Medical claims liability	(9,635)	17,123
Accounts payable, accrued expenses, and other current liabilities	(3,381)	6,120
Risk corridor payable to CMS	1,633	—
Other long-term liabilities	1,679	(8)
Deferred revenue	109,693	87,059

Net cash provided by operating activities	102,407	109,471

Cash flows from investing activities:
Purchase of property and equipment	(4,282)	(513)
Purchase of investment securities held-to-maturity	(16,747)	(2,600)
Maturity of investment securities held-to-maturity	2,237	2,165
Purchase of restricted investments	(875)	(1,074)

Net cash used in investing activities	(19,667)	(2,022)

Cash flows from financing activities:
Funds received for the benefit of the members, net	52,541	46,922
Payments on long-term debt	—	(188,642)
Proceeds from issuance of common stock	224	188,897
Purchase of treasury stock	(5)	(4)

Net cash provided by financing activities	52,760	47,173

Net increase in cash and cash equivalents	135,500	154,622
Cash and cash equivalents at beginning of period	338,443	110,085

Cash and cash equivalents at end of period	$473,943	$264,707

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Supplemental disclosures:
Cash paid for interest	$62	$2,840
Cash paid for taxes	$2,039	$19
Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	$—	$244,782
Issuance of common shares in exchange for minority shares	$—	$39,784
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans and stand-alone Medicare prescription drug plans in the states of Tennessee, Texas, Alabama, Illinois and Mississippi. Effective January 1, 2007, the Company began offering Medicare Part D prescription drug plans on a nationwide basis. In addition, the Company also utilizes its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also provides management services to healthcare plans and physician partnerships.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ending December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2007 (“2006 Form 10-K”). The financial statements are presented in a comparative format.
     The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the financial position, results of operations and cash flows of the Company. Certain 2006 amounts have been reclassified in these condensed consolidated financial statements to conform to the 2007 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the 2007 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include our estimated risk adjustment payments receivable from CMS, the allowance for doubtful accounts receivable, and certain amounts recorded related to the Part D program. Actual results could differ from those estimates.
     Net income and comprehensive income are the same for all periods presented.
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statutory net worth requirements. At March 31, 2007, $453.4 million of the Company’s $534.5 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(2) Accounts Receivable
     Accounts receivable at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Rebates	$12,111	$9,432
Commercial HMO premium receivables	1,020	4,696
Medicare premium receivables	4,785	4,907
Estimated risk adjustment premium payment	8,044	—
Other	8,891	2,077

	$34,851	$21,112
Allowance for doubtful accounts	(3,087)	(3,524)

Total	$31,764	$17,588

     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees. Prior to 2007, the Company did not have the historical data to estimate the risk adjustment premium payment from CMS. Other receivables include management fees receivable as well as amounts owed the Company from other health plans and the Company’s pharmacy benefits manager for the refund of certain medical expenses paid by the Company.
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
(3) Accounting for Prescription Drug Benefits under Part D
     In 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. Currently, we operate Medicare health plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. We expanded our stand-alone PDP program on a national basis in 2007 and currently offer Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing Part D prescription drug benefits, or MA-PD plans) after January 1, 2006 collectively as “Medicare Advantage” plans. We refer to our stand-alone prescription drug plans as “stand-alone PDPs” or “PDPs.”
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     To participate in Part D, the Company was required to provide written bids to CMS that included, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payments the Company receives from CMS for Part D plans generally represent the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. Net liabilities to CMS of approximately $29.2 million related to estimated risk corridor adjustments (of which $28.1 million pertains to 2006) are included on the Company’s March 31, 2007 balance sheet. This net liability arises as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue.
     Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk, including reinsurance and low-income cost subsidies. The Company accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such amounts equaled $52.5 million and $46.9 million as of and for the three months ended March 31, 2007 and 2006, respectively. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. The Company anticipates settling amounts from 2006 with CMS in 2007 as part of the final settlement of Part D for the 2006 plan year.
     The Company recognizes prescription drug costs as incurred, net of rebates from drug companies. The Company has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
     The Company and its pharmacy benefits vendor continue to experience difficulties in coordinating and processing a significant number of enrollment and claims files with CMS’s information systems. Although the Company believes these circumstances are improving, certain of our data files continue to be rejected by CMS for failure to conform to prescribed CMS formats. As of May 11, 2007, the Company and its pharmacy benefits manager were continuing to process approximately 125,000 files for 2006 prescription drug claims (representing approximately 1.7% of all claims submitted for 2006), which claims aggregated approximately $5.2 million. Although the Company and its pharmacy benefits manager continue to work diligently to correct the formatting errors and reprocess the files, there can be no assurance that such errors will be reconciled in the prescribed CMS format prior to CMS deadlines. Failure to reconcile these files could result in a reversal of previously recorded Part D premium revenue or the recognition of additional claims expense and, depending upon the number of files unreconciled, could have a material adverse impact on the Company’s results of operations for the quarter in which such reversal or charge occurs.
(4) Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. As a result, no additional accruals for uncertain income tax positions have been recorded. During the three months ended March 31, 2007, subsequent to the adoption of FIN 48, the Company reclassified $0.7 million of tax contingencies recorded in current liabilities at December 31, 2006 to other long-term liabilities.
     In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations. There are currently no federal or state audits in process.
     The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the Consolidated Statement of Income. Accrued interest and penalties were $0.1 million as of January 1, 2007 and March 31, 2007. As of the adoption date, the Company had net unrecognized tax benefits of $0.6 million, all of which, if recognized, would favorably affect the Company’s effective income tax rate in any future periods.
(5) Stock Based Compensation
Stock Options
     The Company granted nonqualified options to purchase 285,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three months ended March 31, 2007, and options for the purchase of 3,444,125 shares of common stock were outstanding under this plan at March 31, 2007. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock.
     The fair value for all options granted during the three months ended March 31, 2007 and 2006 were determined on the date of grant and were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected dividend yield	0.0%	0.0%
Expected volatility	45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	4.48-4.84%	4.57-4.72%
     The weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $10.00 and $8.88, respectively. As of January 1, 2007, the Company changed its forfeiture rate, on a cumulative compounded basis, to 13.7% from 8.5%, based upon forfeiture experience since the inception of its option plan. Cash received from stock option exercises for the three months ended March 31, 2007 totaled $0.2 million. The actual tax benefit realized from stock options exercised during the three months ended March 31, 2007 was nominal.
     Total compensation expenses related to nonvested options not yet recognized was $21.9 million at March 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation expense over a weighted average period of 3.2 years

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock
     Total compensation expense related to nonvested restricted stock awards not yet recognized was $1.6 million at March 31, 2007. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.7 years. Nonvested restricted stock at March 31, 2007 total 877,123 shares. No such awards were granted in the quarter then ended.
Stock-based Compensation
     Total stock-based compensation for the three months ended March 31, 2007 was $2.1 million, including $1.9 million relating to stock options and $0.2 million relating to restricted stock. Stock-based compensation for the three months ended March 31, 2006 was $0.9 million, including $0.8 million relating to stock options and $0.1 million relating to restricted stock. Stock-based compensation is included in selling, general and administrative expense.
(6) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common shareholders — basic and diluted (in thousands, except share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income available to common stockholders	$14,090	$6,552

Denominator:
Weighted average common shares outstanding – basic	57,233,712	46,640,074
Dilutive effect of stock options	87,147	100,569
Dilutive effect of unvested director shares	9,506	—

Weighted average common shares outstanding – diluted	57,330,365	46,740,643

Net income per common share available to common stockholders:
Basic	$0.25	$0.14

Diluted	$0.25	$0.14

     Options for the purchase of 3,357,000 shares and 2,137,000 shares of common stock were not included in the calculation of diluted net income per common share available to common stockholders for the three months ended March 31, 2007 and 2006, respectively, because the effect would be anti-dilutive.
(7) Goodwill and Intangible Assets
     Goodwill and intangible assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Goodwill	$341,619	$341,619
Intangible assets, net	79,292	81,175

Total	$420,911	$422,794

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at March 31, 2007 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	333	467
Provider network	7,100	986	6,114
Medicare member network	49,528	8,520	41,008
Customer relationships	10,300	4,470	5,830
Management contract right	1,554	181	1,373

	$93,782	$14,490	$79,292

     Amortization expense on identifiable intangible assets for each of the quarters ended March 31, 2007 and 2006 was approximately $1.9 million.
     During the second quarter of 2007, the Company decided to discontinue offering commercial plan benefits to individuals and small group employers in Tennessee effective November 1, 2007. Prior to November 1, 2007, small employer groups currently enrolled in the Company’s commercial plans may elect to renew participation in the plans. As of March 31, 2007, there were 1,250 commercial members participating in the Company’s individual and small employer group plans in Tennessee. The Company believes that additional declines in commercial membership are probable as a result of its decision made in the second quarter of 2007 to increase the premiums upon renewal for large group plans in order to maintain the Company’s commercial margins. At March 31, 2007, the Company had $5.6 million of unamortized intangible assets for customer relationships related to its Tennessee commercial business. The Company will continue to monitor changes in its Tennessee commercial business and to evaluate the impact of these changes, if any, on the book value of the associated related remaining intangible assets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 appearing in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2007 (the “2006 Form 10-K”). This discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, based on our current expectations that by their nature involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2006 Form 10-K as supplemented herein by Part II, Item 1A: “Risk Factors,” as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
Overview
     HealthSpring, Inc. is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease.
     Currently, we operate Medicare Advantage plans in Tennessee, Texas, Alabama, Illinois, and Mississippi. In 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. We expanded our stand-alone PDP program on a national basis in 2007 and currently offer Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing prescription drug benefits, or MA-PD) after January 1, 2006 collectively as “Medicare Advantage” plans. We refer to our stand-alone prescription drug plans as “stand-alone PDPs” or “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups.
Basis of Presentation
     The consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries.

Results of Operations
     The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Three Months Ended March 31,
	2007		2006
Revenue:
Premium:
Medicare premiums	$331,780	93.1%	$266,687	87.0%
Commercial premiums	13,240	3.7	32,234	10.5

Total premium revenue	345,020	96.8	298,921	97.5
Management and other fees	6,049	1.7	5,635	1.8
Investment income	5,248	1.5	2,066	0.7

Total Revenue	356,317	100.0	306,622	100.0

Operating expenses:
Medical expense:
Medicare expense	273,640	76.8	220,433	71.9
Commercial expense	10,055	2.8	26,939	8.8

Total medical expense	283,695	79.6	247,372	80.7
Selling, general and administrative	47,506	13.3	34,609	11.3
Depreciation and amortization	2,948	0.9	2,423	0.8
Interest expense	115	—	8,361	2.7

Total operating expenses	334,264	93.8	292,765	95.5

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	22,053	6.2	13,857	4.5
Equity in earnings of unconsolidated affiliate	21	—	107	—

Income before minority interest and income taxes	22,074	6.2	13,964	4.5
Minority interest	—	—	(303)	(0.1)

Income before income taxes	22,074	6.2	13,661	4.4
Income tax expense	(7,984)	(2.2)	(5,088)	(1.6)

Net income	14,090	4.0	8,573	2.8
Preferred dividends	—	—	(2,021)	(0.7)

Net income available to common stockholders	$14,090	4.0%	$6,552	2.1%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated.

	March 31,	December 31,	March 31,
	2007	2006	2006
Medicare Advantage Membership
Tennessee	48,309	46,261	43,521
Texas	35,810	34,638	30,470
Alabama	29,078	27,307	24,820
Illinois	7,614	6,284	4,900
Mississippi	716	642	395

Total	121,527	115,132	104,106

Medicare Stand-Alone PDP Membership	110,692	88,753	74,985

Commercial Membership(1)
Tennessee	14,374	29,341	29,454
Alabama	744	2,629	10,096

Total	15,118 (2)	31,970	39,550

(1)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(2)	Several large employers in Tennessee and Alabama did not renew their commercial contracts for 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 16.7% to 121,527 members at March 31, 2007 as compared to 104,106 members at March 31, 2006, reflecting increases in each of our markets and flat disenrollment rates quarter-over-quarter.
     Stand-Alone PDP. Stand-alone PDP membership increased by 47.6% to 110,692 members at March 31, 2007 as compared to 74,985 at March 31, 2006. In May 2006 we received an auto-assignment from CMS of approximately 20,000 members. Since December 31, 2006 CMS has assigned the Company approximately 21,000 additional PDP members for the 2007 plan year primarily relating to expansion of our plans on a national basis. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership.
     Commercial. Our commercial HMO membership declined from 39,550 members at March 31, 2006 to 15,118 members at March 31, 2007, or by 61.8%, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. During the second quarter of 2007, we decided to discontinue offering commercial plan benefits to individuals and small group employers in Tennessee effective November 1, 2007. Prior to November 1, 2007, small employer groups currently enrolled in our commercial plans may elect to renew participation in our plans. As of March 31, 2007, there were 1,250 commercial members participating in our individual and small employer group plans in Tennessee. In additon, we believe that additional declines in commercial membership are probable as a result of our decision in the second quarter of 2007 to increase the premiums upon renewal for large group plans in order to maintain our commercial margins. At March 31, 2007, we had $5.6 million of unamortized intangible assets for customer relationships related to our Tennessee commercial business. We will continue to monitor changes in our Tennessee commercial business and to evaluate the impact, if any, of these changes on the book value of the associated related remaining intangible assets.

Risk Adjustment Payments
     Under risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter (representing the updating of risk scores for the current year based on the prior years’ dates of service) and then issues a final settlement payment in the following year. During 2005 and 2006 we were not able to estimate the impact of these risk adjustments and as such recorded them on an as-received basis. Our retroactivity adjustments in both 2005 and 2006 were positive. Beginning January 2007, we are estimating and recording on a monthly basis the anticipated risk adjustment payment amounts for the payment from CMS made within the same year (typically received in the third quarter). We will continue to record the risk adjustment payment representing the final CMS settlement payment for the prior year (typically received in the fourth quarter of the subsequent year) on an as-received basis.
     The table below includes pro-forma adjustments to reflect the estimated allocation of the CMS risk adjustment payment, received and recognized in the third quarter of 2006, as if it had been recorded in the applicable earlier quarter in which it was earned, which in the case below was the first quarter of 2006. Medicare Advantage premiums for the three months ended March 31, 2007 in the table below include the estimated risk adjustment payment as reported of $8.0 million. Medicare Advantage medical expenses for the 2007 period include as reported expenses of $1.9 million for risk sharing payments payable to providers related to the accrual for the estimated risk adjustment payment.

	Three Months Ended
	March 31,
($ in millions)	2007	2006
Premiums:
Medicare Advantage Premiums	$298.8	$239.6
Pro-forma Adjustment for the CMS Risk Adjustment Payment	—	6.1

Medicare Advantage Premiums — as adjusted	$298.8	$245.7

Medical Expense:
Medical Expense	$242.6	$189.9
Pro-forma Adjustment for the CMS Risk Adjustment Payment	—	1.1

Medical Expense — as adjusted	$242.6	$191.0

Medical Loss Ratios (MLRs):
Medicare Advantage	81.2%	79.3%
Medicare Advantage — as adjusted	81.2%	77.7%
     Because the Company did not estimate and accrue for the risk adjustment payment in the preparation of its 2006 financial statements, this pro-forma adjustment is not in accordance with GAAP. The Company believes that these non-GAAP measures are useful to investors in analyzing financial trends regarding the Company’s quarterly operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the GAAP items.

Comparison of the Three-Month Period Ended March 31, 2007 to the Three-Month Period Ended March 31, 2006
Revenue
     Total revenue was $356.3 million in the three-month period ended March 31, 2007 as compared with $306.6 million for the same period in 2006, representing an increase of $49.7 million, or 16.2%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended March 31, 2007 was $345.0 million as compared with $298.9 million in the same period in 2006, representing an increase of $46.1 million, or 15.4%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $298.8 million for the three months ended March 31, 2007 versus $239.6 million in the first quarter of 2006, representing an increase of $59.2 million, or 24.7%. The increase in Medicare Advantage (including MA-PD) premiums in 2007 is attributable to increases in membership (which we measure in member months) and per member per month, or PMPM, premium rates. In addition, premium revenue increased as a result of our accruing $8.0 million of estimated risk adjustment payments in the first quarter of 2007 (see “Risk Adjustment Payments” above). No similar amounts were accrued in prior periods. Member months increased 16.4% to 359,059 for the 2007 quarter from 308,516 for the 2006 quarter. PMPM premiums increased 7.2% to $832.25 for 2007 from $776.59 for 2006, primarily as a result of increases in rates. Of the 7.2% rate increase, 2.9% resulted from the accrual of the risk adjustment payment in 2007.
PDP: PDP premiums (after risk corridor adjustments) were $33.0 million in the three months ended March 31, 2007 compared to $27.1 million in the same period of 2006, an increase of $5.9 million or 21.6%. Our average PMPM premiums received from CMS (after risk corridor adjustments) decreased 14.6% to $100.68 in the current quarter versus $117.89 during the 2006 quarter. The decrease in rates was industry-wide and was an expected consequence of the financial results experienced by many Part D providers in 2006 being substantially better than anticipated in their initial bids. The impact of the rate decrease in the current quarter was offset, in part, by a 47.6% increase in membership in the first quarter of 2007 versus the same quarter last year.
Commercial: Commercial premiums were $13.2 million in the three months ended March 31, 2007 as compared with $32.2 million in the 2006 comparable period, reflecting a decrease of $19.0 million, or 58.9%. The decrease was primarily attributable to the 61.7% decline in membership, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. PMPM rates were relatively unchanged for the first quarter of 2007 compared to the first quarter of 2006. We expect commercial premium revenue as a percentage of total revenue to continue to decline in the future and to represent less than 4% of total revenue in 2007.
     Fee Revenue. Fee revenue was $6.0 million in the first quarter of 2007 as compared with $5.6 million in the comparable period of 2006, representing an increase of $0.4 million, or 7.1%.
     Investment Income. Investment income was $5.2 million for the first quarter of 2007 versus $2.1 million for the comparable period of 2006, reflecting an increase of $3.1 million, or 154.0%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.

Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended March 31, 2007 increased $52.8 million, or 27.8%, to $242.6 million from $189.9 million for the comparable period of 2006, as a result of increased membership and utilization. For the three months ended March 31, 2007, the Medicare Advantage (including MA-PD) medical loss ratio, or MLR, was 81.2% versus 79.3% for the same period of 2006. Adjusting revenue for the 2006 first quarter to include the estimated impact of the risk adjustment payment (see “Risk Adjustment Payments” above), the comparable MLR for the first quarter of 2006 would have been 77.7%. The deterioration in the MLR in the first quarter of 2007 as compared to the same quarter of 2006 resulted primarily from increased inpatient utilization, which we believe was the result of, among other things, an extended season in our markets for flu and other related upper-respiratory diagnoses this year, compared to a flu season last year that was less severe.
     Under the Part D benefit design, a disproportionate amount of drug costs for MA-PD members are incurred in the first half of the year, which contributed unfavorably to the MLR in the first quarter of 2007. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $675.76 for the three months ended March 31, 2007, compared with $615.40 for the comparable 2006 quarter, reflecting an increase of 9.8%, primarily as a result of the factors discussed previously regarding the deterioration in the MLR during the 2007 first quarter along with medical cost inflation.
     PDP. PDP medical expense for the three months ended March 31, 2007 increased $0.4 million to $31.0 million, compared to $30.6 million in the same period last year. PDP MLR for the 2007 quarter equaled 94.1% compared to 112.8% in the 2006 quarter. The decrease in the first quarter 2007 MLR compared to the 2006 quarter was primarily the result of the inclusion of approximately $8.1 million of drug costs for non-members in the first quarter of 2006, substantially all of which was recovered during the balance of the year under CMS’s plan-to-plan reconciliation process. Because of the Part D product benefit design, the Company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year.
     Commercial. Commercial medical expense decreased by $16.9 million, or 62.7%, to $10.0 million for the first quarter of 2007 as compared to $26.9 million for the same period of 2006. The decrease in the current quarter was primarily attributable to the reduction in membership versus the prior year quarter. The commercial MLR was 75.9% for the first quarter of 2007 as compared with 83.6% in the same period in 2006. The improvement in the MLR for 2007 was primarily the result of fewer catastrophic cases in the current quarter as compared to the same quarter of last year.
Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended March 31, 2007 was $47.5 million as compared with $34.6 million for the same prior year period, an increase of $12.9 million, or 37.3%. As a percentage of revenue, SG&A expense was 13.3% for the three months ended March 31, 2007 as compared with 11.3% for the same prior year quarter. The increase in SG&A expense was attributable, in part, to a 32% increase in the number of personnel, increases in selling expenses of $2.0 million in connection with the limited enrollment season for 2007, and a $1.3 million increase in stock compensation expense during the current quarter. As a result of the shortened selling season, the Company expects the majority of its marketing expenses to be incurred in the first and fourth quarters of each year. The Company expects that throughout the remainder of 2007, comparative increases versus the prior year should decline.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $2.9 million in the three months ended March 31, 2007 as compared with $2.4 million in the same period of 2006, representing an increase of $0.5 million, or 21.6%. The increase in the current quarter was the result of depreciation on property and equipment additions made in 2006 and 2007.

Interest Expense
     Interest expense was $0.1 million in the three-month period ended March 31, 2007 as compared with $8.4 million in the same period of 2006. The Company’s interest expense in the 2006 quarter related to interest on outstanding borrowings, the write-off of deferred financing costs of $5.4 million, and an early payment premium of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO.
Minority Interest
     The Company recorded no minority interest in the three months ended March 31, 2007 as compared with $0.3 million in the same period of 2006. The change is attributable to the inclusion of minority interest ownership in our Texas HMO subsidiary in 2006. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the three months ended March 31, 2007, income tax expense was $8.0 million, reflecting an effective tax rate of 36.2%, versus $5.1 million, reflecting an effective tax rate of 37.2%, for the same period of 2006. The higher effective tax rate in 2006 was the result of the estimated impact of changes in tax status and tax rates associated with certain subsidiaries that were formerly pass-through entities for tax purposes. The Company expects the effective tax rate for the full 2007 year will approximate 36.0%.
Preferred Dividends
     In the three months ended March 31, 2006, the Company accrued $2.0 million of dividends payable on preferred stock. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Liquidity and Capital Resources
     We finance our general operations primarily through internally generated funds. We also have an available credit facility, pursuant to which we may borrow up to $75.0 million. As of March 31, 2007, there was no indebtedness for borrowed money outstanding under the credit facility.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under the credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the three-month period ended March 31, 2007, compared to 2006, were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$102,407	$109,471
Net cash used in investing activities	(19,667)	(2,022)
Net cash provided by financing activities	52,760	47,173

Net increase in cash and cash equivalents	$135,500	$154,622

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. We generated cash from operating activities of $102.4 million during the three months ended March 31, 2007, compared to $109.5 during the three months ended March 31, 2006.
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. In 2007 and 2006 the April payments were received in March which had the effect of increasing operating cash flows in that month with a corresponding decrease in April. Adjusting our operating cash flows in the first three months for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities, as reported	$102,407	$109,471
Timing effect of CMS payment	(109,333)	(87,424)

Adjusted net cash (used in) provided by operating activities	$(6,926)	$22,047

The primary reasons for the $29.0 million negative variance in the cash flows from operations for the first quarter of 2007 compared to the first quarter of 2006 related to the following:
•	Approximately $18.3 million of the variance results from positive cash flows in 2006 of $14.5 million as a result of the initial buildup of claims payable in connection with our entry into the Part D business and the negative cash flows of $3.8 million in 2007 resulting from the timing of payments to pharmacies for prescription drug claims.

•	The negative cash flows of approximately $5.2 million resulting from the runoff of commercial claims payments on commercial groups that did not renew for 2007, primarily commercial groups in Tennessee.

•	Negative cash flows of $9.1 million as a result of the timing of incentive compensation payments and income tax payments made in the 2007 quarter.
Cash Flows from Investing and Financing Activities
     For the three months ended March 31, 2007, the primary investing activities consisted of $4.3 million in property and equipment additions, $16.7 million used to purchase investments, and $2.2 million in proceeds from the sale and maturity of investment securities. During the three months ended March 31, 2007, the Company’s financing activities consisted primarily of $52.5 million of funds received from CMS for the benefit of members. The financing activity in the prior year quarter consisted primarily of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.6 million, which was used in its entirety to pay off all outstanding indebtedness, and $46.9 million of funds received from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at March 31, 2007. We anticipate settling these amounts relating to 2006 with CMS during 2007 as part of the final settlement of Part D for the 2006 plan year. We expect cash flows in the subsequent quarters of 2007 to include inflows for similar subsidies (or funds) from CMS related to the 2007 Medicare year.

Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. State departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. At March 31, 2007, our Texas (minimum $7.6 million; actual $39.5 million), Tennessee (minimum $13.1 million; actual $30.4 million) and Alabama (minimum $1.1 million; actual $32.4 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals and to the extent such distributions would cause them to be in violation of statutory capital requirements. At March 31, 2007, $453.4 million of the Company’s $534.5 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s HMO subsidiaries and subject to these restrictions.
Indebtedness
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a revolving credit facility, which provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the facility to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. No borrowings were outstanding under the facility as of March 31, 2007.
Off-Balance Sheet Arrangements
     At March 31, 2007, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We have not experienced any material changes to contractual obligations outside the ordinary course of business during the quarter ended March 31, 2007.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. The following provides a summary of our accounting policies and estimates relating to medical expense and the related medical claims liability and premium revenue recognition. For a more complete discussion of these and other critical accounting policies and estimates of the Company, see our 2006 Form 10-K.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2007 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(3,348)	(3)%	$(1,506)
2	(2,257)	(2)	(1,003)
1	(1,142)	(1)	501
(1)	1,169	1	500

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end. For the years ended December 31, 2006 and 2005, our provision for adverse claims development was relatively consistent, varying as of the end of each annual period by less than 1.0% of the medical claims liability. Fluctuations within those periods and as of the period ends are primarily attributable to differences in membership mix between Medicare and commercial plans and differences in services (such as in-patient or outpatient services) provided by our plans. For the three months ended March 31, 2007, our provision for adverse claims decreased by slightly more than 1.0% as a percentage of medical claims liability, primarily as a result of continued favorable development of prior period IBNR estimates and the growth and stabilizing trends experienced in our Medicare business.

     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were approximately $0.6 million and $0.7 million as of March 31, 2007 and December 31, 2006, respectively.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS and, to a lesser extent our commercial customers, to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, demographics, geographic location, age, gender, and the relative risk score of the plan’s membership.
     We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.
     Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased in this payment methodology in 2003 whereby the risk adjusted payment represented 10% of the payment to Medicare health plans, with the remaining 90% being based on demographic factors. In 2007, the portion of risk adjusted payments was increased to 100%. The PDP payment methodology is based 100% on the risk adjustment model.
     Under risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS adjusts the payments to Medicare plans generally at the beginning of the calendar year and during the third quarter (representing the updating of risk scores for the current year based on the prior year’s dates of service) and then issues a final settlement payment in the following year. During 2006 we were not able to estimate the impact of these risk adjustments and as such recorded them on an as-received basis. Beginning January 2007, we are estimating and recording on a monthly basis the risk adjustment payment amounts for the payment from CMS made within the same year (typically received in the third quarter). We continue to record the risk adjustment payment representing the final CMS settlement payment for the prior year (typically received in the fourth quarter of the subsequent year) on an as-received basis.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for us beginning with the first quarter of 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     No material changes have occurred in our assets exposed to interest rate risk since the information previously reported as of year end under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
Item 4: Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of March 31, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II – OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, our HMO subsidiaries. Although there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operation.
     Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the caption “Part I — Item 1A. Risk Factors” in the 2006 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks described in the 2006 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors are new or are updated or otherwise revised from the 2006 Form 10-K to reflect new or additional risks and uncertainties.
     The Failure to Correct Information Systems Issues with respect to Submission of Part D Claims Files Could Adversely Affect Our Results of Operations.
     We and our pharmacy benefits vendor continue to experience difficulties in coordinating and processing a significant number of enrollment and claims files with CMS’s information systems. Although we believe these circumstances are improving, certain of our data files continue to be rejected by CMS for failure to conform to prescribed CMS formats. As of May 11, 2007, we and our pharmacy benefits manager were continuing to process approximately 125,000 files for 2006 prescription drug claims (representing approximately 1.7% of all claims submitted for 2006), which claims aggregated approximately $5.2 million. Although we and our pharmacy benefits manager continue to work diligently to correct the formatting errors and reprocess the files, there can be no assurance that such errors will be reconciled in the prescribed CMS format prior to CMS deadlines. Failure to reconcile these files could result in a reversal of previously recorded Part D premium revenue or the recognition of additional claims expense and, depending upon the number of files unreconciled, could have a material adverse impact on the Company’s results of operations for the quarter in which such reversal or charge occurs.
     If We Are Unable to Maintain Effective Internal Controls Over Financial Reporting, We may be Unable to Meet Our Periodic Financial Statement Filing Deadlines and Investors Could Lose Confidence in the Reliability of Our Financial Statements.
     Because of our status as a public company, we are required to make periodic filings of quarterly and annual reports with the SEC. We are also required to enhance and test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We are working with our independent legal, accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of the Company’s independent registered accounting firm as to the effectiveness of our controls will be first required in connection with the Company’s filing of its Annual Report on Form 10-K for the year ending December 31, 2007. If we are unable to timely identify, implement, and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.
     On April 1, 2007, we implemented a conversion of our general ledger, accounting, and financial reporting systems. Although we have not experienced any significant unanticipated problems in connection with the conversion, there can be no assurance that the conversion will not have an adverse impact on our ability to timely meet our financial reporting obligations under SEC regulations and our internal controls obligations under the Sarbanes-Oxley Act.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2007, the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)

1/1/07 – 1/31/07	3,417	$0.20	Inapplicable	Inapplicable
2/1/07 – 2/28/07	21,125	$0.20	Inapplicable	Inapplicable
3/1/07 – 3/31/07	—	—	—	—
Total	24,542	$0.20	Inapplicable	Inapplicable
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
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Inapplicable.
Item 5: Other Information
     Inapplicable.
Item 6: Exhibits
10.1	HealthSpring, Inc. 2006 Equity Incentive Plan, as amended

10.2	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)

10.3	Form of Incentive Stock Option Agreement (Equity Incentive Plan)

10.4	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)

10.5	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: May 14, 2007	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX
10.1	HealthSpring, Inc. 2006 Equity Incentive Plan, as amended

10.2	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)

10.3	Form of Incentive Stock Option Agreement (Equity Incentive Plan)

10.4	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)

10.5	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002