Form 10-Q
period 2007-06-30
HealthSpring, Inc.
filed 2007-08-14
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
Commission File Number: 001-32739
HealthSpring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1821898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9009 Carothers Parkway
Building B, Suite 501
Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☒            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐            Non-Accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 1, 2007

Common Stock, Par Value $0.01 Per Share	57,287,113 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$540,359	$338,443
Accounts receivable, net of allowance for doubtful accounts of $1,163 and $3,524 at June 30, 2007 and December 31, 2006, respectively	44,559	17,588
Investment securities available for sale	6,769	7,874
Current portion of investment securities held to maturity	10,359	10,566
Deferred income tax asset	3,448	3,644
Prepaid expenses and other assets	7,172	4,047

Total current assets	612,666	382,162
Investment securities held to maturity, less current portion	25,166	19,560
Property and equipment, net	13,689	8,831
Goodwill	341,469	341,619
Intangible assets, net	73,156	81,175
Restricted investments	8,066	7,195
Other	6,125	2,103

Total assets	$1,080,337	$842,645

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$129,470	$122,778
Accounts payable and accrued expenses	16,399	25,149
Deferred revenue	114,887	64
Funds held for the benefit of members	139,323	62,125
Risk corridor payable to CMS	33,111	27,587
Other current liabilities	—	835

Total current liabilities	433,190	238,538
Deferred income tax liability	25,669	28,444
Other long-term liabilities	3,212	381

Total liabilities	462,071	267,363

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,582,257shares issued and 57,267,789 outstanding at June 30, 2007, 57,527,549 shares issued and 57,261,157 outstanding at December 31, 2006	576	575
Additional paid in capital	490,102	485,002
Retained earnings	127,651	89,758
Treasury stock, at cost, 314,468 shares June 30, 2007 and 266,392 shares at December 31, 2006	(63)	(53)

Total stockholders’ equity	618,266	575,282

Total liabilities and stockholders’ equity	$1,080,337	$842,645

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Premium:
Medicare	$359,529	$282,347	$691,308	$549,034
Commercial	12,109	31,852	25,349	64,086

Total premium revenue	371,638	314,199	716,657	613,120
Management and other fees	6,036	6,112	12,085	11,747
Investment income	5,959	2,492	11,207	4,558

Total revenue	383,633	322,803	739,949	629,425

Operating expenses:
Medicare	285,235	221,451	558,875	441,884
Commercial	10,542	29,406	20,597	56,345

Total medical expense	295,777	250,857	579,472	498,229
Selling, general and administrative	43,646	35,962	91,152	70,571
Depreciation and amortization	2,890	2,444	5,836	4,867
Impairment of intangible assets	4,536	—	4,536	—
Interest expense	117	96	232	8,457

Total operating expenses	346,966	289,359	681,228	582,124

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	36,667	33,444	58,721	47,301
Equity in earnings of unconsolidated affiliate	97	63	118	170

Income before minority interest and income taxes	36,764	33,507	58,839	47,471
Minority interest	—	—	—	(303)

Income before income taxes	36,764	33,507	58,839	47,168
Income tax expense	(12,962)	(12,398)	(20,946)	(17,486)

Net income	23,802	21,109	37,893	29,682
Preferred dividends	—	—	—	(2,021)

Net income available to common stockholders	$23,802	$21,109	$37,893	$27,661

Net income per common share available to common stockholders:
Basic	$0.42	$0.37	$0.66	$0.53

Diluted	$0.42	$0.37	$0.66	$0.53

Weighted average common shares outstanding:
Basic	57,241,467	57,256,620	57,237,611	51,974,083

Diluted	57,344,982	57,352,474	57,341,519	52,072,784

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Cash from operating activities:
Net income	$37,893	$29,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,836	4,867
Impairment of intangible assets	4,536	—
Stock-based compensation expense	4,099	2,160
Amortization of deferred financing cost	100	148
Equity in earnings of unconsolidated affiliate	(118)	(170)
Deferred tax (benefit) expense	(2,429)	(6,495)
Paid-in-kind interest on subordinated notes	—	116
Minority interest	—	303
Write-off of deferred financing fee	—	5,375
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(31,005)	(27,472)
Prepaid expenses and other current assets	(3,125)	258
Medical claims liability	6,692	21,182
Accounts payable, accrued expenses, and other current liabilities	(9,584)	10,132
Risk corridor payable to CMS	6,622	4,838
Other long-term liabilities	1,733	(19)
Deferred revenue	114,823	94,389

Net cash provided by operating activities	136,073	139,294

Cash flows from investing activities:
Purchase of property and equipment	(7,212)	(1,633)
Purchase of investment securities held-to-maturity	(25,413)	(5,885)
Maturity of investment securities held-to-maturity	21,119	7,251
Purchase of restricted investments	(871)	(1,063)
Distributions from affiliates	30	106

Net cash used in investing activities	(12,347)	(1,224)

Cash flows from financing activities:
Funds received for the benefit of the members, net	77,198	72,881
Payments on long-term debt	—	(188,642)
Proceeds from issuance of common stock	1,002	188,750
Purchase of treasury stock	(10)	(7)
Deferred financing cost	—	(932)

Net cash provided by financing activities	78,190	72,050

Net increase in cash and cash equivalents	201,916	210,120
Cash and cash equivalents at beginning of period	338,443	110,085

Cash and cash equivalents at end of period	$540,359	$320,205

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Supplemental disclosures:
Cash paid for interest	$133	$2,840
Cash paid for taxes	$23,351	$7,257
Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	$—	$244,782
Issuance of common shares in exchange for minority shares	$—	$39,784
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans and stand-alone Medicare prescription drug plans in the states of Tennessee, Texas, Alabama, Illinois and Mississippi and effective January 1, 2007, began offering Medicare Part D prescription drug plans on a nationwide basis to all persons in all 50 states who are eligible for Medicare. In addition, the Company also uses its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also provides management services to healthcare plans and physician partnerships.
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
     The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the financial position, results of operations and cash flows of the Company. Certain 2006 amounts have been reclassified in these condensed consolidated financial statements to conform to the 2007 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2007, and its results of operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the 2007 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
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
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At June 30, 2007, $462.1 million of the Company’s $540.4 million of

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(2) Accounts Receivable
     Accounts receivable at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Rebates for drug costs	$15,649	$9,432
Commercial HMO premium receivables	1,058	4,696
Medicare premium receivables	23,388	4,907
Plan to plan receivables from other health plans	5,218	503
Other	4,443	1,574

	$49,756	$21,112
Allowance for doubtful accounts	(1,163)	(3,524)

Total	$48,593	$17,588
Less: non-current portion	(4,034)	—

Total accounts receivable, current portion	$44,559	$17,588

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
     Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (typically received in the second half of the subsequent year) when notified of such by CMS. We will continue to evaluate our ability to reasonably estimate the Final CMS Settlement.
     Medicare premium receivables at June 30, 2007 include approximately $16.9 million related to the Final CMS Settlement for the 2006 Medicare plan year. These premium adjustments net of $1.4 million of related premium adjustments for estimated risk corridor settlement amounts were recognized in the condensed consolidated financial statements during the three months ended June 30, 2007 based on CMS notification received by the Company on July 27, 2007. The Company collected substantially all of these amounts in August 2007. Medicare premium receivables at June 30, 2007 also include $4.0 million for amount receivables from CMS related to the Initial CMS Settlement for the 2007 plan year, which we expect to receive in the second half of 2008 pending the submission of additional medical claims data to CMS. The $4.0 million is classified in non-current assets at June 30, 2007.

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
     To participate in Part D, the Company was required to provide written bids to CMS that included, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represent the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD and PDP plans is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. Net liabilities to CMS of approximately $34.2 million related to estimated risk corridor adjustments (of which $33.1 million pertains to 2006) are included on the Company’s June 30, 2007 balance sheet. This net liability arises as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The amount was also recognized in the statement of income as a reduction of premium revenue.
     Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk, including reinsurance and low-income cost subsidies. The Company accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such amounts equaled $77.2 million and $72.9 million for the six months ended June 30, 2007 and 2006, respectively. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. The Company anticipates settling amounts from 2006 of approximately $97.3 (including $33.1 million for risk corridor adjustments discussed above) million with CMS in 2007 as part of the final settlement of Part D for the 2006 plan year.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company recognizes prescription drug costs as incurred, net of rebates from drug companies. The Company has subcontracted the prescription drug claims administration to a third party pharmacy benefit manager.
(4) Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.
     The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. As a result, no additional accruals for uncertain income tax positions have been recorded. During the six months ended June 30, 2007, subsequent to the adoption of FIN 48, the Company reclassified $0.7 million of tax contingencies recorded in current liabilities at December 31, 2006 to other long-term liabilities.
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
     The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the Consolidated Statements of Income. Accrued interest and penalties were $0.1 million as of January 1, 2007 and June 30, 2007. As of the adoption date, the Company had net unrecognized tax benefits of $0.6 million, all of which, if recognized, would favorably affect the Company’s effective income tax rate in any future periods.
(5) Stock Based Compensation
Stock Options
     The Company granted nonqualified options to purchase 345,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the six months ended June 30, 2007, and options for the purchase of 3,361,625 shares of common stock were outstanding under this plan at June 30, 2007. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock.
     The fair value for all options granted during the six months ended June 30, 2007 and 2006 were determined on the date of grant and were estimated using the Black-Scholes option-pricing model with the following assumptions:

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Expected dividend yield.	0.0%	0.0%
Expected volatility	45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	4.48-4.84%	4.57-5.08%
     The weighted average fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $11.08 and $8.01, respectively. As of January 1, 2007, the Company changed its forfeiture rate, on a cumulative compounded basis, to 13.7% from 8.5%, based upon forfeiture experience since the inception of its option plan. Cash received from stock option exercises for the three months ended June 30, 2007 totaled $0.8 million. The actual tax benefit realized from stock options exercised during the three and six months ended June 30, 2007 was nominal.
     Total compensation expenses related to nonvested options not yet recognized was $19.5 million at June 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this compensation expense over a weighted average period of 2.9 years.
Restricted Stock
     Total compensation expense related to nonvested restricted stock awards not yet recognized was $1.8 million at June 30, 2007. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.8 years. Nonvested restricted stock at June 30, 2007 total 751,465 shares.
     During the six months ended June 30, 2007, the Company granted 19,324 shares of restricted stock to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at June 30, 2007. The restrictions relating to the restricted stock awards made in the current period lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the Board and applicable meetings during the one-year period, shares would be forfeited unless resignation or failure to attend is caused by disability. For purposes of stock compensation expense calculations, the Company assumes vesting of 100% of the restricted stock and non-employee directors over the one-year lapsing period.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and six months ended June 30, 2007 and 2006 consisted of the following (in millions):

	Compensation Expense Related To:		Total
			Compensation
	Restricted Stock	Stock Options	Expense
The three months ended June 30, 2007	$0.2	$1.8	$2.0

The three months ended June 30, 2006	0.1	1.2	1.3

The six months ended June 30, 2007	0.4	3.7	4.1

The six months ended June 30, 2006	0.2	2.0	2.2

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the next 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with Securities and Exchange Commission and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares are expected to come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the repurchase program may be suspended at any time at the Company’s discretion. As of June 30, 2007 the Company had not repurchased any common stock under the program.
(6) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common shareholders — basic and diluted (in thousands, except share data):

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Net income available to common stockholders	$23,802	$21,109

Denominator:
Weighted average common shares outstanding — basic	57,241,467	57,256,620
Dilutive effect of stock options	98,953	93,475
Dilutive effect of unvested director shares	4,562	2,379

Weighted average common shares outstanding — diluted	57,344,982	57,352,474

Net income per common share available to common stockholders:
Basic	$0.42	$0.37

Diluted	$0.42	$0.37

Number of antidilutive stock options excluded from computation	3,262,672	2,631,275

	Six Months Ended
	June 30,
	2007	2006
Numerator:
Net income available to common stockholders	$37,893	$27,661

Denominator:
Weighted average common shares outstanding — basic	57,237,611	51,974,083
Dilutive effect of stock options	96,347	97,091
Dilutive effect of unvested director shares	7,561	1,610

Weighted average common shares outstanding — diluted	57,341,519	52,072,784

Net income per common share available to common stockholders:
Basic	$0.66	$0.53

Diluted	$0.66	$0.53

Number of antidilutive stock options excluded from computation	3,265,278	2,627,659

(7) Goodwill and Intangible Assets
     Goodwill and intangible assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Goodwill	$341,469	$341,619
Intangible assets, net	73,156	81,175

Total	$414,625	$422,794

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The utilization of deferred tax assets associated with the Company’s 2005 recapitalization, and the resultant reversal of the associated valuation allowance, during the quarter ended June 30, 2007 resulted in a decrease in goodwill of $0.1 million.
     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at June 30, 2007 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	373	427
Provider network	7,100	1,104	5,996
Medicare member network	49,528	9,552	39,976
Customer relationships	1,011	101	910
Management contract right	1,555	208	1,347

	$84,494	$11,338	$73,156

     Amortization expense on identifiable intangible assets for each of the quarters ended June 30, 2007 and 2006 was approximately $1.9 million. Amortization expense on identifiable intangible assets for the six months ended June 30, 2007 and 2006 was approximately $3.5 million and $3.8 million, respectively.
     During the three months ended June 30, 2007 the Company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership will occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was $0.9 million at June 30, 2007 and will be amortized ratably over the subsequent nine-month period.
(8) Subsequent Event
Announced Acquisition of Leon Medical Centers Health Plans
     As disclosed in the press release dated August 9, 2007, NewQuest, LLC (“NewQuest”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with the Company, Leon Medical Centers Health Plans, Inc. (“LMCHP”), and the stockholders of LMCHP (the “Sellers”) pursuant to which NewQuest will acquire all of the outstanding capital stock of LMCHP, a Florida-licensed HMO currently operating a Medicare Advantage health plan in Miami-Dade County, Florida. Pursuant to the terms of the Stock Purchase Agreement, NewQuest will pay the Sellers $355.0 million in cash and additional consideration of 2,666,667 shares (the “Share Consideration”) of the Company’s common stock, par value $.01 per share, which Share Consideration will be deposited in escrow and released upon the timely construction of two additional medical centers by Leon Medical Centers, Inc. (“LMC”). The Share Consideration, at the Sellers’ option, will be available to satisfy post-closing indemnification obligations of Sellers under the Stock Purchase Agreement.
     As part of the transaction, the Company will enter into an exclusive long-term provider contract with LMC, an operator of five Medicare-only medical clinics located throughout Miami-Dade County. The provider contract includes a risk-sharing arrangement whereby both the Company and LMC will share equally in the surplus or deficit of the health plan relative to targeted medical loss ratios, which will be initially set at 80.0%.
     The closing of the acquisition, which is expected to occur early in the fourth quarter of 2007, is subject to usual and customary conditions, including the approval of federal governmental authorities and Florida insurance regulators. The Stock Purchase Agreement also contains customary representations, warranties, covenants (including negative covenants), and indemnification provisions, as well as a five year non-competition covenant of the Sellers.

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
General
     HealthSpring, Inc. is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease.
     We operate Medicare Advantage plans in Tennessee, Texas, Alabama, Illinois, and Mississippi and offer Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing prescription drug benefits, or MA-PD) after January 1, 2006 collectively as “Medicare Advantage” plans. We refer to our stand-alone prescription drug plans as “stand-alone PDPs” or “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups.
Announced Acquisition of Leon Medical Centers Health Plans
     As disclosed in the press release dated August 9, 2007, NewQuest, LLC (“NewQuest”), our wholly-owned subsidiary entered into a Stock Purchase Agreement with us, Leon Medical Centers Health Plans, Inc. (“LMCHP”), and the stockholders of LMCHP (the “Sellers”) pursuant to which NewQuest will acquire all of the outstanding capital stock of LMCHP, a Florida-licensed HMO currently operating a Medicare Advantage health plan in Miami-Dade County, Florida. Pursuant to the terms of the Stock Purchase Agreement, NewQuest will pay the Sellers $355.0 million in cash and additional consideration of 2,666,667 shares (the “Share Consideration”) of our common stock, par value $.01 per share, which Share Consideration will be deposited in escrow and released upon the timely construction of two additional medical centers by Leon Medical Centers, Inc. (“LMC”). The Share Consideration, at the Sellers’ option, will be available to satisfy post-closing indemnification obligations of Sellers under the Stock Purchase Agreement.

     As part of the transaction, HealthSpring will enter into an exclusive long-term provider contract with LMC, an operator of five Medicare-only medical clinics located throughout Miami-Dade County. The provider contract includes a risk-sharing arrangement whereby both HealthSpring and LMC will share equally in the surplus or deficit of the health plan relative to targeted medical loss ratios, which will be initially set at 80.0%.
     The closing of the acquisition, which is expected to occur early in the fourth quarter of 2007, is subject to usual and customary conditions, including the approval of federal governmental authorities and Florida insurance regulators. The Stock Purchase Agreement also contains customary representations, warranties, covenants (including negative covenants), and indemnification provisions, as well as a five year non-competition covenant of the Sellers.

Basis of Presentation
     The consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries.
Results of Operations
     The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Three Months Ended June 30,
	2007		2006
Revenue:
Premium:
Medicare premiums	$359,529	93.7%	$282,347	87.5%
Commercial premiums	12,109	3.2	31,852	9.8

Total premium revenue	371,638	96.9	314,199	97.3
Management and other fees	6,036	1.6	6,112	1.9
Investment income	5,959	1.5	2,492	0.8

Total revenue	383,633	100.0	322,803	100.0

Operating expenses:
Medical expense:
Medicare expense	285,235	74.4	221,451	68.6
Commercial expense	10,542	2.7	29,406	9.1

Total medical expense	295,777	77.1	250,857	77.7
Selling, general and administrative	43,646	11.4	35,962	11.1
Depreciation and amortization	2,890	0.7	2,444	0.8
Impairment of intangible assets	4,536	1.2	—	—
Interest expense	117	—	96	—

Total operating expenses	346,966	90.4	289,359	89.6

Income before equity in earnings of unconsolidated affiliate and income taxes	36,667	9.6	33,444	10.4
Equity in earnings of unconsolidated affiliate	97	—	63	—

Income before income taxes	36,764	9.6	33,507	10.4
Income tax expense	(12,962)	(3.4)	(12,398)	(3.9)

Net income	$23,802	6.2%	$21,109	6.5%

	Six Months Ended June 30,
	2007		2006
Revenue:
Premium:
Medicare premiums	$691,308	93.5%	$549,034	87.2%
Commercial premiums	25,349	3.4	64,086	10.2

Total premium revenue	716,657	96.9	613,120	97.4
Management and other fees	12,085	1.6	11,747	1.9
Investment income	11,207	1.5	4,558	0.7

Total revenue	739,949	100.0	629,425	100.0

Operating expenses:
Medical expense:
Medicare expense	558,875	75.5	441,884	70.2
Commercial expense	20,597	2.8	56,345	9.0

Total medical expense	579,472	78.3	498,229	79.2
Selling, general and administrative	91,152	12.3	70,571	11.2
Depreciation and amortization	5,836	0.8	4,867	0.8
Impairment of intangible assets	4,536	0.6	—	—

	Six Months Ended June 30,
	2007		2006
Interest expense	232	0.1	8,457	1.3

Total operating expenses	681,228	92.1	582,124	92.5

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	58,721	7.9	47,301	7.5
Equity in earnings of unconsolidated affiliate	118	—	170	—

Income before minority interest and income taxes	58,839	7.9	47,471	7.5
Minority interest	—	—	(303)	—

Income before income taxes	58,839	7.9	47,168	7.5
Income tax expense	(20,946)	(2.8)	(17,486)	(2.8)

Net income	37,893	5.1	29,682	4.7
Preferred dividends	—	—	(2,021)	(0.3)

Net income available to common stockholders	$37,893	5.1%	$27,661	4.4%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated.

	June 30,		December 31,	June 30,
	2007		2006	2006
Medicare Advantage Membership
Tennessee	49,618		46,261	44,814
Texas	36,503		34,638	32,225
Alabama	30,094		27,307	24,669
Illinois	8,299		6,284	5,518
Mississippi	753		642	425

Total	125,267		115,132	107,651

Medicare Stand-Alone PDP Membership	118,124		88,753	88,139

Commercial Membership(1)
Tennessee	12,682		29,341	28,810
Alabama	757		2,629	9,303

Total	13,439	(2)	31,970	38,113

(1)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(2)	Several large employers in Tennessee and Alabama did not renew their commercial contracts for 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 16.4% to 125,267 members at June 30, 2007 as compared to 107,651 members at June 30, 2006, reflecting increases in each of our markets.
     Stand-Alone PDP. Stand-alone PDP membership increased by 34.0% to 118,124 members at June 30, 2007 as compared to 88,139 at June 30, 2006. Since December 31, 2006 CMS has assigned the Company approximately 29,000 additional PDP members for the 2007 plan year, which assignments relate primarily to the nationwide expansion of our plans. We do not actively market our PDPs and have relied primarily on CMS auto-assignments of dual-eligible beneficiaries for membership. We continue to enroll dual eligibles in our PDP plans during “lock-in” and the Company’s August 2007 payment report from CMS reflected PDP membership of 125,231. Membership according to the CMS payment report typically varies from the final membership used for accounting purposes but we believe it is indicative of relative growth.

     Commercial. Our commercial HMO membership declined from 38,113 members at June 30, 2006 to 13,439 members at June 30, 2007, or by 64.7%, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. During the second quarter of 2007, we decided to discontinue offering commercial plan benefits to individuals and small group employers in Tennessee, effective November 1, 2007, and to increase the premiums upon renewal for large group plans in Tennessee in order to maintain our commercial margins. Because we expect significant declines in commercial membership as a result of this decision to increase premiums for large group plans, the Company recorded a $4.5 million impairment charge during the three months ended June 30, 2007 for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan.
Risk Adjustment Payments
     Our Medicare premium revenue is adjusted periodically to give effect to a risk component. Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service). CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (which is typically received in the second half of the subsequent year) when notified of such by CMS. We will continue to evaluate our ability to reasonably estimate the Final CMS Settlement.
     Premium revenue for the three and six months ended June 30, 2007 includes $15.5 million related to the Final CMS Settlement for the 2006 plan year, which is comprised of approximately $15.2 million for Medicare Advantage and $0.3 million for stand-alone PDP.
     The table below includes pro-forma adjustments to (a) include the Medicare premiums and expense related to the Initial CMS Settlement for the 2006 plan year, which was received and recognized in the third quarter of 2006, as if it had been recorded in the applicable period of 2006 in which it was earned and (b) exclude from 2007 operating results the Medicare premiums and expense related to the Final CMS Settlement for the 2006 plan year which we recognized in the second quarter of 2007. In the following table, Medicare Advantage premiums (as reported) for the three and six months ended June 30, 2007 include $9.8 million and $17.8 million, respectively, related to the Initial CMS Settlement for the 2007 plan year, and Medicare Advantage medical expenses (as reported) for the same periods include expenses of $0.8 and $2.9 million, respectively, for risk sharing payments payable to providers related to the accrual for such estimated risk adjustment payment.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in millions)	2007	2006	2007	2006
Premiums:
Medicare Advantage Premiums — as reported	$332.1	$254.4	$630.9	$494.0
Pro-forma Adjustment for the CMS Risk Adjustment Payment	(15.2)	6.2	(15.2)	12.3

Medicare Advantage Premiums — as adjusted	$316.9	$260.6	$615.7	$506.3

Medical Expense:
Medical Expense — as reported	$260.3	$202.1	$503.0	$392.0
Pro-forma Adjustment for the CMS Risk Adjustment Payment	(3.6)	1.1	(3.6)	2.2

Medical Expense — as adjusted	$256.7	$203.2	$499.4	$394.2

Medical Loss Ratios (MLRs):
Medicare Advantage — as reported	78.4%	79.5%	79.7%	79.4%
Medicare Advantage — as adjusted	81.0%	78.0%	81.1%	77.9%

     The pro-forma adjustments reflected in the table above are not in accordance with GAAP. The Company believes that these non-GAAP measures are useful to investors in analyzing financial trends regarding the Company’s operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the GAAP items.
Comparison of the Three-Month Period Ended June 30, 2007 to the Three-Month Period Ended June 30, 2006
Revenue
     Total revenue was $383.6 million in the three-month period ended June 30, 2007 as compared with $322.8 million for the same period in 2006, representing an increase of $60.8 million, or 18.8%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended June 30, 2007 was $371.6 million as compared with $314.2 million in the same period in 2006, representing an increase of $57.4 million, or 18.3%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $332.1 million for the three months ended June 30, 2007 versus $254.4 million in the second quarter of 2006, representing an increase of $77.7 million, or 30.5%. The increase in Medicare Advantage (including MA-PD) premiums in 2007 is attributable to increases in both membership (which we measure in member months) and per member per month, or PMPM, premium rates. In addition, premium revenue increased as a result of our accruing $25.0 million of risk adjustment payments in the second quarter of 2007 (see “Risk Adjustment Payments” above). No similar amounts were accrued in the comparable 2006 period. Member months increased 17.7% to 374,204 for the 2007 second quarter from 317,953 for the 2006 quarter. PMPM premiums increased 10.9% to $887.5 for 2007 from $800.11 for 2006. Of the 10.9% premium increase, 8.3% resulted from the accrual of risk adjustment payments in 2007.
PDP: PDP premiums (after risk corridor adjustments) were $27.4 million in the three months ended June 30, 2007 compared to $28.0 million in the same period of 2006, a decrease of $0.6 million, or 1.9%. Our average PMPM premiums received from CMS (after risk corridor adjustments) decreased 28.1% to $79.47 in the current quarter versus $110.58 during the 2006 quarter. The decrease in rates was industry-wide and was an expected consequence of the impact on 2007 bids caused by better than anticipated financial results experienced by many Part D providers in 2006. The impact of the rate decrease in the current quarter was substantially offset by a 34.0% increase in membership in the second quarter of 2007 as compared to the same quarter last year.
Commercial: Commercial premiums were $12.1 million in the three months ended June 30, 2007 as compared with $31.9 million in the 2006 comparable period, reflecting a decrease of $19.7 million, or 62.0%. The decrease was primarily attributable to the 64.7% decline in membership, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. PMPM rates for the second quarter of 2007 decreased 3.9% compared to the second quarter of 2006 as a result of a shift in mix from less profitable groups with higher PMPM premiums to more profitable groups with lower PMPM premiums. We expect commercial premium revenue as a percentage of total revenue to continue to decline in the future and to represent between 3-4% of total revenue in 2007.
     Fee Revenue. Fee revenue was $6.1 million in the second quarter of 2007 and relatively unchanged compared to the second quarter of 2006.
     Investment Income. Investment income was $6.0 million for the second quarter of 2007 versus $2.5 million for the comparable period of 2006, reflecting an increase of $3.5 million, or 139.1%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended June 30, 2007 increased $58.2 million, or 28.8%, to $260.3 million from $202.2 million for the comparable period of 2006, primarily as a result of increased membership and utilization. For the three months ended June 30, 2007, the Medicare Advantage (including MA-PD) medical loss ratio, or MLR, was 78.4% versus 79.5% for the same period of 2006. Adjusting revenue and medical expense for the impact of the risk adjustment payments, (see “Risk Adjustment Payments” above), the MLR for the second quarter of 2007 would have been 81.0% compared to 78.0% for the second quarter of 2006. The deterioration in the MLR in the second quarter of 2007 as compared to the same quarter of 2006 resulted primarily from higher medical services expenses in outpatient and emergency room settings, and higher in-patient utilization, particularly in our Texas market. The negative impact on MLR from the increase in medical expenses was offset in part by the accrual in 2007 of premium revenue for the estimated risk adjustment payment from CMS.
     Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $695.72 for the three months ended June 30, 2007, compared with $635.87 for the comparable 2006 quarter, reflecting an increase of 9.4%, primarily as a result of the factors discussed above, along with medical cost inflation and the expense in 2007 for payments to providers under risk sharing agreements associated with the accruing of risk adjustment payments (see “Risk Adjustment Payments” above).
     PDP. PDP medical expense for the three months ended June 30, 2007 increased $5.6 million to $24.9 million, compared to $19.3 million in the same period last year. PDP MLR for the 2007 quarter equaled 90.8% compared to 69.0% in the 2006 quarter. The lower MLR experienced in the same quarter of the prior year is primarily attributed to the impact of a $3.8 million reduction to medical expenses associated with recording receivable amounts owed the Company by other health plans under the CMS plan-to-plan reconciliation process. Because of the Part D product benefit design, the Company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year.
     Commercial. Commercial medical expense decreased by $18.9 million, or 64.2%, to $10.5 million for the second quarter of 2007 as compared to $29.4 million for the same period of 2006. The decrease in the current quarter was primarily attributable to the reduction in membership versus the prior year quarter. The commercial MLR was 87.1% for the second quarter of 2007 as compared with 92.3% in the same period in 2006. The improvement in the MLR for 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.
Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended June 30, 2007 was $43.6 million as compared with $36.0 million for the same prior year period, an increase of $7.7 million, or 21.4%. As a percentage of revenue, SG&A expense was 11.4% for the three months ended June 30, 2007 as compared with 11.1% for the same prior year quarter. The increase in SG&A expense was attributable, in part, to a 22% increase in the number of personnel, a significant portion of which were corporate-level positions. Approximately 150 of the 220 person increase in personnel occurred during the second half of 2006.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $2.9 million in the three months ended June 30, 2007 as compared with $2.4 million in the same period of 2006, representing an increase of $0.5 million, or 18.2%. The increase in the current quarter was the result of depreciation on property and equipment additions made in 2006 and 2007.

Impairment of Intangible Assets
     During the three months ended June 30, 2007 the Company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership will occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was $0.9 million at June 30, 2007 and will be amortized ratably over the subsequent nine-month period.
Income Tax Expense
     For the three months ended June 30, 2007, income tax expense was $13.0 million, reflecting an effective tax rate of 35.3%, versus $12.4 million, reflecting an effective tax rate of 37.0%, for the same period of 2006. The higher effective tax rate in 2006 was the result of the estimated impact of changes in tax status and tax rates associated with certain subsidiaries that were formerly pass-through entities for tax purposes. In addition, the Company recorded discrete tax items during 2007 that attributed to the lower effective tax rate. The Company expects the effective tax rate for the full 2007 year will approximate 35.9%.
Comparison of the Six-Month Period Ended June 30, 2007 to the Six-Month Period Ended June 30, 2006
Revenue
     Total revenue was $739.9 million in the six-month period ended June 30, 2007 as compared with $629.4 million for the same period in 2006, representing an increase of $110.5 million, or 17.6%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the six months ended June 30, 2007 was $716.7 million as compared with $613.1 million in the same period in 2006, representing an increase of $103.5 million, or 16.9%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $630.9 million for the six months ended June 30, 2007 versus $494.0 million in the same period in 2006, representing an increase of $137.0 million, or 27.7%. The increase in Medicare Advantage (including MA-PD) premiums in 2007 is attributable to increases in membership and PMPM premium rates. In addition, premium revenue increased as a result of our accruing $33.3 million of risk adjustment payments in the first six months of 2007 (see “Risk Adjustment Payments” above). Member months increased 17.0% to 733,263 for the 2007 period from 626,469 for the 2006 period. PMPM premiums increased 9.1% to $860.46 for 2007 from $788.53 for 2006. Of the 9.1% premium increase, 5.7% resulted from the accrual of the risk adjustment payments in 2007.
PDP: PDP premiums (after risk corridor adjustments) were $60.4 million in the six months ended June 30, 2007 compared to $55.0 million in the same period of 2006, an increase of $5.3 million, or 9.7%. Our average PMPM premiums received from CMS (after risk corridor adjustments) decreased 21.3% to $89.80 in the current six-month period versus $114.06 during the 2006 period. The impact of the rate decrease in the current period was more than offset by a 34.0% increase in membership in the six-month period ending June 30, 2007 as compared to the same period last year.
Commercial: Commercial premiums were $25.3 million in the six months ended June 30, 2007 as compared with $64.1 million in the 2006 comparable period, reflecting a decrease of $38.7 million, or 60.4%. The decrease was primarily attributable to the 61.4% decline in membership, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. PMPM rates for the first six months of 2007 decreased of 2.4% compared to the first six months of 2006 as a result of a shift in mix from less profitable groups with higher PMPM premiums to more profitable groups with lower PMPM premiums.
     Fee Revenue. Fee revenue was $12.1 million in the six months ended June 30, 2007 as compared with $11.7 million in the comparable period of 2006, representing an increase of $0.3 million, or 2.9%.
     Investment Income. Investment income was $11.2 million for the six months ended June 30, 2007 versus $4.6 million for the comparable period of 2006, reflecting an increase of $6.6 million, or 145.9%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the six months ended June 30, 2007 increased $110.9 million, or 28.3%, to $503.0 million from $392.0 million for the comparable period of 2006, primarily as a result of increased membership and utilization. For the six months ended June 30, 2007, the Medicare Advantage (including MA-PD) medical loss ratio, or MLR, was 79.7% versus 79.4% for the same period of 2006. Adjusting revenue and medical expense for the impact of the risk adjustment payments (see “Risk Adjustment Payments” above), the comparable MLR for the first six months of 2007 would have been 81.1% compared to 77.9% for the same period in 2006. The deterioration in the MLR in the first six months of 2007 as compared to the same period of 2006 resulted primarily from higher medical services expenses and/or facility charges in outpatient and emergency room settings and higher in-patient utilization, particularly in our Texas market and as the result of an extended season in our markets for flu and other related respiratory diagnoses this year, compared to a flu season last year that was less severe. The negative impact on MLR from the increase in medical expenses was offset in part by the accrual in 2007 of premium revenue for the estimated risk adjustment payment from CMS.
     Medicare Advantage medical expense for the six months ended June 30, 2007 includes the accrual of $4.5 million related to a member loyalty rewards program initiated in January 2007. Under the design of the rewards program, members accrue rewards dollars monthly that may be redeemed for healthcare related merchandise through December 31, 2007, at which point all unredeemed reward dollars expire. At the end of the program year (December 31, 2007) we will reverse program-related expenses recorded in prior periods to the extent we incur forfeitures of rewards by its members. Rewards redeemed through June 30, 2007 have been minimal.
     Under the Part D benefit design, a disproportionate amount of drug costs for MA-PD members are incurred in the first half of the year, which contributed unfavorably to the MLR in the first six months of 2007. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $685.95 for the six months ended June 30, 2007, compared with $625.79 for the comparable 2006 period, reflecting an increase of 9.6%, primarily as a result of the factors discussed previously regarding the deterioration in the MLR during the 2007 first six months along with medical cost inflation and the expense in 2007 for payments to providers under risk sharing agreements associated with the accruing of risk adjustment payments (see “Risk Adjustment Payments” above).
     PDP. PDP medical expense for the six months ended June 30, 2007 increased $6.0 million to $55.9 million, compared to $49.8 million in the same period last year. PDP MLR for the 2007 period equaled 92.6% compared to 90.6% in the 2006 period. The increase in the current period 2007 MLR compared to the 2006 period was primarily the result of the decrease in PMPM PDP revenue in 2007 as compared to 2006.
     Commercial. Commercial medical expense decreased by $35.7 million, or 63.4%, to $20.6 million for the first six months of 2007 as compared to $56.3 million for the same period of 2006. The decrease in the current period was primarily attributable to the reduction in membership versus the prior year period. The commercial MLR was 81.2% for the six months ended June 30, 2007 as compared with 87.9% in the same period in 2006. The improvement in the MLR in 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.

Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the six months ended June 30, 2007 was $91.2 million as compared with $70.6 million for the same prior year period, an increase of $20.6 million, or 29.2%. As a percentage of revenue, SG&A expense was 12.3% for the six months ended June 30, 2007 as compared with 11.2% for the same prior year period. The increase in SG&A expense was attributable, in part, to a 22% increase in the number of personnel, and a $1.9 million increase in stock compensation expense during the current year.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $5.8 million in the six months ended June 30, 2007 as compared with $4.9 million in the same period of 2006, representing an increase of $0.9 million, or 19.9%. The increase in the current period was the result of depreciation on property and equipment additions made in 2006 and 2007.
Interest Expense
     Interest expense was $0.2 million in the six-month period ended June 30, 2007 as compared with $8.5 million in the same period of 2006. The Company’s interest expense in the 2006 period related to interest on outstanding borrowings, the write-off of deferred financing costs of $5.4 million, and an early payment premium of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO.
Minority Interest
     The Company recorded no minority interest in the six months ended June 30, 2007 as compared with $0.3 million in the same period of 2006. The change is attributable to the inclusion of minority interest ownership in our Texas HMO subsidiary in 2006. In conjunction with the IPO in February 2006, all minority interest ownership in the Texas HMO subsidiary was exchanged for Company common stock.
Income Tax Expense
     For the six months ended June 30, 2007, income tax expense was $20.9 million, reflecting an effective tax rate of 35.6%, versus $17.5 million, reflecting an effective tax rate of 37.1%, for the same period of 2006. The higher effective tax rate in 2006 was the result of the estimated impact of changes in tax status and tax rates associated with certain subsidiaries that were formerly pass-through entities for tax purposes. In addition, the Company recorded discrete tax items during 2007 that attributed to the lower effective tax rate. The Company expects the effective tax rate for the full 2007 year will approximate 35.9%.
Preferred Dividends
     In the six months ended June 30, 2006, the Company accrued $2.0 million of dividends payable on preferred stock. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Liquidity and Capital Resources
     We finance our operations primarily through internally generated funds. We also have an available credit facility, pursuant to which we may borrow up to $75.0 million. As of June 30, 2007, there was no indebtedness for borrowed money outstanding under the credit facility.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under the credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the six-month period ended June 30, 2007, compared to 2006, were as follows:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$136,073	$139,294
Net cash used in investing activities	(12,347)	(1,224)
Net cash provided by financing activities	78,190	72,050

Net increase in cash and cash equivalents	$201,916	$210,120

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. We generated cash from operating activities of $136.1 million during the six months ended June 30, 2007, compared to $139.3 during the six months ended June 30, 2006.
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. In 2007 and 2006, the July payments were received in June, which had the effect of increasing operating cash flows in that month with a corresponding decrease in July. Adjusting our operating cash flows in the first six months for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Six months ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities, as reported	$136,073	$139,294
Timing effect of CMS payment	(114,823)	(94,389)

Adjusted net cash provided by operating activities	$21,250	$44,905

The primary reasons for the $23.7 million negative variance in the cash flows from operations for the first six months of 2007 compared to the first six months of 2006 were the following:
•	Approximately $8.8 million of the negative variance results from the comparison against positive cash flows in 2006 as a result of our entry into the Part D business and the timing of payments to pharmacies for drug claims.

•	The negative cash flows resulting from the runoff of commercial claims payments on commercial groups which did not renew for 2007, primarily commercial groups in Tennessee. We estimate these claims payments, for which there was no related premiums received in the current period to be approximately $5.8 million. Absent the changes for commercial premiums, the impact of changes in IBNR on cash flows was nominal between the two periods.

•	A $18.0 million negative cash flow variance in the current period as the result of $16.1 million lower tax payments in 2006 because of the timing of making estimated tax payments and an overpayment of approximately $2.0 million in the current year period.

Cash Flows from Investing and Financing Activities
     For the six months ended June 30, 2007, the primary investing activities consisted of $7.2 million in property and equipment additions, $25.4 million used to purchase investments, and $21.1 million in proceeds from the maturity of investment securities. During the six months ended June 30, 2007, the Company’s financing activities consisted primarily of $77.2 million of funds received from CMS for the benefit of members. The financing activity in the prior year period consisted primarily of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.6 million, which was used in its entirety to pay off all outstanding indebtedness, and $72.9 million of funds received from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at June 30, 2007. We anticipate settling amounts relating to 2006 of approximately $97.3 million with CMS during 2007 as part of the final settlement of Part D payments for the 2006 plan year. We expect cash flows in the subsequent periods of 2007 to include inflows for similar subsidies (or funds) from CMS related to the 2007 Medicare year.
Cash and Cash Equivalents
     At June 30, 2007, the Company’s cash and cash equivalents were $540.4 million, $78.3 million of which was held at unregulated subsidiaries. This amount included $114.8 million for the early receipt of the July premium from CMS. Approximately $139.3 million of the cash balance relates to amounts held by the Company for the benefit of its Part D members and $34.2 million payable to CMS under the risk corridor provisions of Part D. As mentioned above, we expect to pay CMS approximately $97.3 million later this year in final settlement of Part D payments for 2006.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. State departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. At June 30, 2007, our Texas (minimum $7.6 million; actual $38.6 million), Tennessee (minimum $13.1 million; actual $35.4 million) and Alabama (minimum $1.1 million; actual $33.4 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals and to the extent such distributions would cause them to be in violation of statutory capital requirements. At June 30, 2007, $512.4 million of the Company’s $590.7 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s HMO subsidiaries and subject to these restrictions.
Indebtedness
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a revolving credit facility, which provides up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. The Company may request an expansion of the aggregate commitments under the facility to a maximum of $125.0 million, subject to certain conditions precedent including the consent of the lenders providing the increased credit availability. No borrowings were outstanding under the facility as of June 30, 2007.
     We have received a commitment letter dated as of August 9, 2007, from Goldman Sachs Credit Partners L.P. (“GSCP”) with respect to the debt financing required to consummate the acquisition. Pursuant to the commitment letter, and subject to and upon the terms and conditions set forth therein, GSCP has committed to provide up to $400.0 million of senior secured credit facilities, consisting of $300.0 million in senior secured term loans and a $100.0 million senior secured revolving credit facility. The proceeds of the term loans, together with our available cash on hand, will provide the funds for the stock purchase, including payment of fees, commissions, and expenses incurred in connection with the acquisition.

     The documentation governing the credit facilities has not been finalized and, accordingly, the actual terms of such facilities may differ from those described in this filing. We may also evaluate the placement of debt, preferred stock and/or equity securities (including debt securities or preferred stock convertible into our common equity) to finance the cash portion of the transaction as an alternative, in whole or in part, to the term facilities.
Off-Balance Sheet Arrangements
     At June 30, 2007, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We have not experienced any material changes to contractual obligations outside the ordinary course of business during the six months ended June 30, 2007.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2007 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(3,406)	(3)%	$(1,618)
2	(2,297)	(2)	(1,077)
1	(1,162)	(1)	(538)
(1)	1,190	1	536

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end. For the years ended December 31, 2006 and 2005, our provision for adverse claims development was relatively consistent, varying as of the end of each annual period by less than 1.0% of the medical claims liability. Fluctuations within those periods and as of the period ends are primarily attributable to differences in membership mix between Medicare and commercial plans and differences in services (such as in-patient or outpatient services) provided by our plans. For the six months ended June 30, 2007, our provision for adverse claims decreased by slightly more than 1.0% as a percentage of medical claims liability at June 30, 2007, primarily as a result of continued favorable development of prior period IBNR estimates and the growth and stabilizing trends experienced in our Medicare business.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were approximately $0.6 million and $0.7 million as of June 30, 2007 and December 31, 2006, respectively.
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
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (typically received in the second half of the subsequent year) when notified of such by CMS. We will continue to evaluate our ability to reasonably estimate the Final CMS Settlement.
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
     The Company currently has no material investments in securities that are collateralized by subprime mortgages.

Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of June 30, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties described under the captions “Part I — Item 1A. Risk Factors” in the 2006 Form 10-K and “Part II — Item 1A: Risk Factors” in our report on Form 10-Q for the quarterly period ended March 31, 2007 (the “Q1—10Q”), the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks described in the 2006 Form 10-K and Q1—10Q are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors are new or are updated or otherwise revised from the 2006 Form 10-K and Q1—10Q to reflect new or additional risks and uncertainties.
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums from our PDP plans, accounted for approximately 93.7% of our total revenue for the six months ended June 30, 2007. As a consequence, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. There are currently pending legislative proposals in the United States Congress that could reduce future Medicare premium rates and mandate increased benefit levels and, correspondingly, medical expense for Medicare beneficiaries. Continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints that result in changes in the Medicare program, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and our revenues and profitability.
Because Our Premiums, Which Generate Most of Our Revenue, Are Established by Contract and Cannot Be Modified During the Contract Terms, Our Profitability Will Likely Be Reduced or We Could Cease to Be Profitable if We Are Unable to Manage Our Medical Expenses Effectively.
     A substantial portion of our revenue is generated by premiums consisting of monthly payments per member that are established by contracts with CMS for our Medicare Advantage plans and PDPs, which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments, the premiums we receive under these contracts will not increase during the then-current year. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. As was reflected in our financial results for the second quarter of 2007, relatively small changes in our MLR can create significant changes in our profitability. Factors that caused medical expenses to exceed our estimates in the recently completed fiscal quarter primarily included higher than expected utilization of healthcare services, particularly increased in-patient utilization in our Texas market, and higher expenses in our outpatient and emergency room settings. The failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
The Failure to Correct Information Systems Issues with respect to Submission of Part D Claims Files Could Adversely Affect Our Results of Operations.
     We and our pharmacy benefits vendor have experienced difficulties in coordinating and processing a significant number of enrollment and claims files with CMS’s information systems. Although we believe these circumstances are improving, certain of our data files continue to be rejected by CMS for failure to conform to prescribed CMS formats. During the three months ended June 30, 2007, we took a charge to Part D premium revenue of approximately $1.4 million relating to 2006 prescription drug claims that could not be conformed to CMS format requirements prior to CMS deadlines. Failure to correct these claims files problems for prescription drug claims submissions in 2007 could result in a reversal of previously recorded Part D premium revenue or the recognition of additional claims expense and, depending upon the number of files unreconciled, could have a material adverse impact on the Company’s results of operations for the quarter in which such reversal or charge occurs.
We May Be Unsuccessful in Implementing Our Growth Strategy If We Are Unable to Complete Acquisitions on Favorable Terms or Integrate the Businesses We Acquire into Our Existing Operations.
     Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. The market price of businesses that operate Medicare Advantage plans has generally increased, which may increase the amount we are required to pay to complete any future acquisitions. Some of our competitors have greater financial resources than we have and may be willing to pay more for these businesses. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
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
     Additionally, with respect to the recently announced proposed acquisition of LMCHP, our integration and execution risks in addition to those outlined above include:
•	our inexperience in the highly penetrated and competitive South Florida Medicare Advantage market;

•	the ability of LMC to successfully operate and expand its medical clinics, and our ability to successfully operate and otherwise manage our anticipated growth under the terms of our long-term, exclusive, clinic model medical services agreement with Leon Medical Centers; and

•	our inexperience in the operation of a clinic-model-dependent HMO generally.
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
The Acquisition of LMCHP is Subject to a Number of Conditions Outside of Our Exclusive Control, Including Regulatory Approval and Debt Financing.

     The consummation of the Company’s announced agreement to acquire LMCHP is subject to the federal and Florida regulatory approval processes. It is also subject to the satisfaction of the conditions to the debt financing for the transaction as set forth in the commitment letter with GSCP. Additionally, the interest rates with respect to the debt financing are subject to significant variability depending on future market conditions. There can be no assurance that the Company will be able to consummate the debt financing necessary to fund the acquisition on a timely basis or at all, and the interest rates applicable to the debt financing may be significantly higher than currently anticipated. Furthermore, there is no financing condition to the Company’s obligation to consummate the transactions contemplated by the Stock Purchase Agreement with LMCHP, and any failure to close the transactions on a timely basis resulting from our failure to obtain the debt financing will result in a liquidated damages payment by the Company to the stockholders of LMCHP of $12 million.
Our Substantial Debt Obligations Pursuant to the Proposed New Credit Facilities Could Restrict our Operations.
     In connection with the pending acquisition of LMCHP, we currently anticipate that we will enter into certain new credit facilities that will allow us to incur up to a maximum aggregate amount of $400.0 million of principal indebtedness, approximately $300.0 million of which is anticipated to be drawn at the closing of the acquisition of LMCHP.
     This significant indebtedness could have adverse consequences on us, including:
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds for working capital expenditures, further acquisitions, and general corporate or other purposes or potentially causing us to make nonstrategic divestitures.
     In addition, the documents governing our proposed new revolving credit facilities will contain various restrictions and covenants as a condition to borrowing or maintaining indebtedness, including limitations on additional indebtedness, statutory reserve requirements, liquidity requirements, and limitations on acquisitions, that may restrict our financial and operating flexibility, and our ability to make certain acquisitions and stock repurchases and to declare dividends. Our ability to satisfy these covenants can be affected by a number of factors, many of which are beyond our control, as further described in these “Risk Factors,” and we cannot assure you that we will be able satisfy them.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2007, the Company repurchased the following shares of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)

4/1/07 — 4/30/07	21,346	$0.20	Inapplicable	Inapplicable

5/1/07 — 5/31/07	—	—	Inapplicable	Inapplicable

6/1/07 — 6/30/07	2,188	$0.20	—	50,000

Total	23,534	$0.20	Inapplicable	50,000

     The shares reflected in the table above were repurchased pursuant to the terms of restricted stock purchase agreements between three former employees and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the former employees’ cost for such shares.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares are expected to come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of June 30, 2007 the Company had not repurchased any common stock under the program.
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders (“Annual Meeting”) on June 6, 2007. At the Annual Meeting, the stockholders voted on the election of two Class II Directors to three-year terms. Proxies were solicited pursuant to and in accordance with Section 14(a) and Regulation 14 of the Exchange Act.
     The two Class II Directors elected at the Annual Meeting were Dr. Sharad Mansukani, with 52,947,288 votes cast for his election and 177,591 votes withheld, and Martin S. Rash, with 52,951,071 votes cast for his election and 173,808 votes withheld. The other directors, whose term of office as directors continued after the Annual Meeting, are Bruce M. Fried, Herbert A. Fritch, Robert Z. Hensley, Russell K. Mayerfeld, and Joseph P. Nolan.
Item 5: Other Information
     Inapplicable.

Item 6: Exhibits

10.1	Non-Employee Director Compensation Policy

10.2
Amendment No. 2, dated as of June 11, 2007, with respect to the Credit Agreement dated as of April 21, 2006 among HealthSpring, Inc., as borrower, the other guarantors party thereto, the lenders party thereto, UBS Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint bookrunners, Citicorp USA, Inc., as syndication agent, Bank of America, N.A., as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender.

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

HEALTHSPRING, INC.
Date: August 14, 2007	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Non-Employee Director Compensation Policy

10.2
Amendment No. 2, dated as of June 11, 2007, with respect to the Credit Agreement dated as of April 21, 2006 among HealthSpring, Inc., as borrower, the other guarantors party thereto, the lenders party thereto, UBS Securities LLC and Citigroup Global Markets, Inc., as joint lead arrangers and joint bookrunners, Citicorp USA, Inc., as syndication agent, Bank of America, N.A., as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender.

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