Form 10-Q
period 2007-09-30
HealthSpring, Inc.
filed 2007-11-02
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Commission File Number: 001-32739
HealthSpring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1821898 (I.R.S. Employer Identification No.)

9009 Carothers Parkway Suite 501 Franklin, Tennessee (Address of Principal Executive Offices)	37067 (Zip Code)
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 31, 2007
Common Stock, Par Value $0.01 Per Share	59,950,576 Shares

Part I – FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$409,828	$338,443
Accounts receivable, net of allowance for doubtful accounts of $1,947 and $3,524 at September 30, 2007 and December 31, 2006, respectively	36,966	17,588
Investment securities available for sale	49,160	7,874
Investment securities held to maturity	17,701	10,566
Deferred income tax asset	2,974	3,644
Prepaid expenses and other assets	5,950	4,047

Total current assets	522,579	382,162
Investment securities held to maturity, less current portion	13,324	19,560
Funds held in escrow for acquisition	12,000	—
Property and equipment, net	17,127	8,831
Goodwill	341,804	341,619
Intangible assets, net	71,636	81,175
Restricted investments	8,062	7,195
Other	2,328	2,103

Total assets	$988,860	$842,645

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$118,937	$122,778
Accounts payable and accrued expenses	17,461	25,984
Deferred revenue	351	64
Funds held for the benefit of members	137,464	62,125
Risk corridor payable to CMS	34,062	27,587

Total current liabilities	308,275	238,538
Deferred income tax liability	25,917	28,444
Risk corridor payable to CMS, less current portion	9,877	—
Other long-term liabilities	2,177	381

Total liabilities	346,246	267,363

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,601,581 shares issued and 57,277,488 outstanding at September 30, 2007, 57,527,549 shares issued and 57,261,157 outstanding at December 31, 2006	576	575
Additional paid in capital	492,088	485,002
Retained earnings	150,015	89,758
Treasury stock, at cost, 324,093 shares September 30, 2007 and 266,392 shares at December 31, 2006	(65)	(53)

Total stockholders’ equity	642,614	575,282

Total liabilities and stockholders’ equity	$988,860	$842,645

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Premium:
Medicare	$342,173	$302,261	$1,033,481	$851,295
Commercial	10,876	30,037	36,225	94,123

Total premium revenue	353,049	332,298	1,069,706	945,418
Management and other fees	6,528	8,249	18,613	19,995
Investment income	6,765	3,314	17,972	7,872

Total revenue	366,342	343,861	1,106,291	973,285

Operating expenses:
Medicare	279,923	228,829	838,798	670,713
Commercial	8,338	27,610	28,934	83,955

Total medical expense	288,261	256,439	867,732	754,668
Selling, general and administrative	40,161	37,839	131,314	108,410
Depreciation and amortization	3,016	2,541	8,850	7,408
Impairment of intangible assets	—	—	4,537	—
Interest expense	123	119	357	8,576

Total operating expenses	331,561	296,938	1,012,790	879,062

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	34,781	46,923	93,501	94,223
Equity in earnings of unconsolidated affiliate	158	93	275	264

Income before minority	34,939	47,016	93,776	94,487
interest and income taxes
Minority interest	—	—	—	(303)

Income before income taxes	34,939	47,016	93,776	94,184
Income tax expense	(12,574)	(15,963)	(33,519)	(33,449)

Net income	22,365	31,053	60,257	60,735
Preferred dividends	—	—	—	(2,021)

Net income available to common stockholders	$22,365	$31,053	$60,257	$58,714

Net income per common share available to common stockholders:
Basic	$0.39	$0.54	$1.05	$1.09

Diluted	$0.39	$0.54	$1.05	$1.09

Weighted average common shares outstanding:

Basic	57,259,106	57,218,805	57,244,854	53,741,536

Diluted	57,355,150	57,319,221	57,355,891	53,840,646

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Cash from operating activities:
Net income	$60,257	$60,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,850	7,408
Impairment of intangible assets	4,537	—
Stock-based compensation expense	6,082	3,772
Amortization of deferred financing cost	152	195
Equity in earnings of unconsolidated affiliate	(275)	(264)
Deferred tax (benefit) expense	(2,042)	(717)
Paid-in-kind interest on subordinated notes	—	116
Minority interest	—	303
Write-off of deferred financing fee	—	5,375
Increase (decrease) in cash equivalents due to change in:
Accounts receivable	(19,378)	(22,216)
Prepaid expenses and other current assets	(1,903)	226
Medical claims liability	(3,841)	24,730
Accounts payable, accrued expenses, and other current liabilities	(8,523)	2,638
Risk corridor payable to CMS	16,352	16,178
Other long-term liabilities	2,083	(196)

Net cash and cash equivalents provided by operating activities	62,351	98,283

Cash flows from investing activities:
Purchase of property and equipment	(12,143)	(3,559)
Escrowed deposit made for acquisition	(12,000)	—
Purchase of unrestricted investment securities	(66,495)	(8,334)
Sales/maturities of unrestricted investment securities	24,310	12,279
Purchase of restricted investments	(867)	(1,558)
Distributions from affiliates	216	226

Net cash and cash equivalents used in investing activities	(66,979)	(946)

Cash flows from financing activities:
Funds received for the benefit of the members, net	75,340	60,615
Payments on long-term debt	—	(188,642)
Proceeds from issuance of common stock	1,002	188,611
Purchase of treasury stock	(12)	(13)
Deferred financing cost	(317)	(932)

Net cash and cash equivalents provided by financing activities	76,013	59,639

Net increase in cash and cash equivalents	71,385	156,976
Cash and cash equivalents at beginning of period	338,443	110,085

Cash and cash equivalents at end of period	$409,828	$267,061

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Supplemental disclosures:
Cash paid for interest	$207	$2,958
Cash paid for taxes	$33,596	$27,124
Non-cash transaction:
Issuance of common shares in exchange for all preferred stock and cumulative dividends	$—	$244,782
Issuance of common shares in exchange for minority shares	$—	$39,783
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee and Texas and offers Medicare Part D prescription drug plans to persons in all 50 states. In addition, the Company uses its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also provides management services to healthcare plans and physician partnerships.
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
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2007, the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006, and the Company’s cash flows for the nine months ended September 30, 2007 and 2006. Certain 2006 amounts have been reclassified in these condensed consolidated financial statements to conform to the 2007 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended, the “Exchange Act.” Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2007, and its results of operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the 2007 interim periods are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.
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
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements or requirements under the Company’s credit facilities. At September 30,

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2007, $407.9 million of the Company’s $498.1 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. The Company’s ability to make distributions is also limited by the Company’s credit facility (see Note 9 – Subsequent Events).
(2) Accounts Receivable
     Accounts receivable at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Rebates for drug costs	$20,337	$9,432
Commercial HMO premium receivables	754	4,696
Medicare premium receivables	11,448	4,907
Plan to plan receivables from other health plans	3,105	503
Other	3,269	1,574

	$38,913	$21,112
Allowance for doubtful accounts	(1,947)	(3,524)

Total	$36,966	$17,588

     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees. Other receivables include management fees receivable as well as amounts owed the Company from other health plans and the Company’s pharmacy benefits manager for the refund of certain medical expenses paid by the Company.
     The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (typically received in the second half of the subsequent year) when notified of such by CMS. We will continue to evaluate our ability to reasonably estimate the Final CMS Settlement.
     Medicare premium receivables at September 30, 2007 include $8.8 million for receivables from CMS related to the Initial CMS Settlement for the 2007 plan year, which we expect to receive in 2008.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Medical Liabilities
     The Company’s medical liabilities at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Medicare medical liabilities	$90,056	$83,561
Commercial medical liabilities	3,023	11,690
Pharmacy accounts payable(1)	19,534	27,527
Other medical liabilities(2)	6,324	—

Total	$118,937	$122,778

(1)	Pharmacy accounts payable at September 30, 2007 and December 31, 2006 included $0.7 million and $7.1 million, respectively, for claims payable to other health plans for drug costs under CMS’s Plan to Plan and State to Plan reconciliation processes.

(2)	Other medical liabilities at September 30, 2007 consists of amounts accrued for Medicare health plan member awards earned under a member loyalty rewards program initiated in January 2007. Under the design of the rewards program, members accrue rewards dollars monthly that may be redeemed for healthcare related merchandise through December 31, 2007, at which point all unredeemed reward dollars expire. Accrued liabilities associated with unredeemed reward dollars at such date will be reversed and credited to medical expense.
(4) Accounting for Prescription Drug Benefits under Part D
     In 2006, the Company began offering prescription drug benefits in accordance with Medicare Part D. The Company currently offers Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing Part D prescription drug benefits, or MA-PD plans) collectively as “Medicare Advantage” plans. We refer to our stand-alone prescription drug plans as “stand-alone PDPs” or “PDPs.”
     Prescription drug benefits under Medicare Advantage plans and PDPs vary in terms of coverage levels and out-of-pocket costs for premiums, deductibles, and co-insurance. All Part D plans are required by law to offer either standard coverage or its actuarial equivalent (with out-of-pocket threshold and deductible amounts that do not exceed those of standard coverage). In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage. The Company recognizes prescription drug costs as incurred, net of estimated rebates from drug companies. The Company has subcontracted the prescription drug claims administration to two third-party pharmacy benefit managers.
     To participate in Part D, the Company was required to provide written bids to CMS that included, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. Liabilities to CMS of approximately $43.9 million related to estimated risk corridor adjustments (of which $34.0 million pertains to 2006 and $9.9 million to 2007) are included on the Company’s September 30, 2007 balance sheet. As we expect to settle the 2007 related amounts in the fourth quarter of 2008, the liability is reflected as non-current on the accompanying condensed consolidated balance sheet at September 30, 2007. These liabilities arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the statements of income as a reduction of premium revenue.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk, including reinsurance and low-income cost subsidies. The Company accounts for these subsidies as funds held for the benefit of members on its balance sheet and as a financing activity in its statements of cash flows. Such cash flow amounts equaled $75.3 million and $60.6 million for the nine months ended September 30, 2007 and 2006, respectively. The Company does not recognize premium revenue or claims expense for these subsidies as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits. In October 2007, the Company received notification from CMS that the Company’s obligation to CMS to settle all Part D activity for the 2006 plan year totaled $103.7 million. The Company anticipates settling such amounts from 2006 with CMS in the fourth quarter of 2007. As a result of adjusting the Company’s estimate for the 2006 plan year to amounts set forth in the final settlement notification from CMS, there was a negative impact on operations in the three months ended September 30, 2007 of $3.5 million.
     The Company’s Part D related liabilities (excluding medical claims payable) at September 30, 2007 were as follows (in thousands):

	Related to the	Related to the
	2006 plan year	2007 plan year	Total
Current liabilities:
Funds held for the benefit of members	$69,620	$67,844	$137,464
Risk corridor payable to CMS	34,062	—	34,062

Subtotal	103,682	67,844	171,526

Non-current liabilities:
Risk corridor payable to CMS	—	9,877	9,877

Total Part D liabilities (excluding medical claims payable)	$103,682	$77,721	$181,403

(5) Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.
     The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. As a result, no additional accruals for uncertain income tax positions have been recorded. Subsequent to the adoption of FIN 48, the Company reclassified $0.7 million of tax contingencies recorded in current liabilities at December 31, 2006 to other long-term liabilities. During the three months ended September 30, 2007, the Company reduced this liability by $0.3 million due to expirations in statute of limitations for certain tax returns or the filing of amended tax returns.
     In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations. There are currently no federal or state audits in process.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the condensed consolidated statements of income. Accrued interest and penalties were approximately $0.1 million as of January 1, 2007 and September 30, 2007. The Company had net unrecognized tax benefits of $0.6 million and $0.4 million as of the FIN 48 adoption date and September 30, 2007, respectively, all of which, if recognized, would favorably affect the Company’s effective income tax rate. The reduction in the Company’s accrual for tax contingences resulted from expiration in the statute of limitations for certain tax returns or the filing of amended tax returns.
(6) Stock Based Compensation
Stock Options
     The Company granted nonqualified options to purchase 376,000 shares of common stock pursuant to the 2006 Equity Incentive Plan during the nine months ended September 30, 2007, and options for the purchase of 3,245,375 shares of common stock were outstanding under this plan at September 30, 2007. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     The fair value for all options granted during the nine months ended September 30, 2007 and 2006 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2007	2006
Expected dividend yield	0.0%	0.0%
Expected volatility	34.7%-45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	4.48-4.84%	4.57-5.08%
     The weighted average fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $6.98 and $9.41, respectively. As of January 1, 2007, the Company changed its forfeiture rate, on a cumulative compounded basis, to 13.7% from 8.5%, based upon forfeiture experience since the inception of its equity incentive plans. There were no stock option exercises during the three months ended September 30, 2007. The actual tax benefit realized from stock options exercised during the three and nine months ended September 30, 2007 was nominal.
     Total compensation expense related to nonvested options not yet recognized was $17.3 million at September 30, 2007. The Company expects to recognize this compensation expense over a weighted average period of 2.7 years.
Restricted Stock
     During the nine months ended September 30, 2007, the Company granted 19,324 shares of restricted stock to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at September 30, 2007. The restrictions relating to the restricted stock awards made in the current period lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the Board and applicable committee meetings during the one-year period, shares would be forfeited unless resignation or failure to attend is caused by disability. For purposes of stock compensation expense calculations, the Company assumes vesting of 100% of the restricted stock awards to non-employee directors over the one-year lapsing period.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total compensation expense related to nonvested restricted stock awards not yet recognized, including awards made in previous periods, was $1.5 million at September 30, 2007. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.1 years. Nonvested restricted stock at September 30, 2007 totaled 700,469 shares.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and nine months ended September 30, 2007 and 2006 consisted of the following (in millions):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended September 30, 2007	$0.3	$1.7	$2.0

Three months ended September 30, 2006	0.2	1.4	1.6

Nine months ended September 30, 2007	0.7	5.4	6.1

Nine months ended September 30, 2006	0.4	3.4	3.8

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares are expected to come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of September 30, 2007 the Company had not repurchased any common stock under the program.
(7) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted (in thousands, except share data):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Net income available to common stockholders	$22,365	$31,053

Denominator:
Weighted average common shares outstanding – basic	57,259,106	57,218,805
Dilutive effect of stock options	95,674	91,792
Dilutive effect of unvested director shares	370	8,624

Weighted average common shares outstanding – diluted	57,355,150	57,319,221

Net income per common share available to common stockholders:
Basic	$0.39	$0.54

Diluted	$0.39	$0.54

Number of antidilutive stock options excluded from computation	3,316,451	2,965,458

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Numerator:
Net income available to common stockholders	$60,257	$58,714

Denominator:
Weighted average common shares outstanding – basic	57,244,854	53,741,536
Dilutive effect of stock options	105,351	95,198
Dilutive effect of unvested director shares	5,686	3,912

Weighted average common shares outstanding – diluted	57,355,891	53,840,646

Net income per common share available to common stockholders:
Basic	$1.05	$1.09

Diluted	$1.05	$1.09

Number of antidilutive stock options excluded from computation	3,306,774	2,962,052

(8) Goodwill and Intangible Assets
     Goodwill and intangible assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Goodwill	$341,804	$341,619
Intangible assets, net	71,636	81,175

Total	$413,440	$422,794

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at September 30, 2007 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	413	387
Provider network	7,100	1,223	5,877
Medicare member network	49,528	10,584	38,944
Customer relationships	1,011	405	606
Management contract right	1,555	233	1,322

	$84,494	$12,858	$71,636

     Amortization expense on identifiable intangible assets for each of the quarters ended September 30, 2007 and 2006 was approximately $1.5 million and $1.9 million, respectively. Amortization expense on identifiable intangible assets for the nine months ended September 30, 2007 and 2006 was approximately $5.0 million and $5.7 million, respectively.
     During the three months ended June 30, 2007 the Company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership will occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was $0.6 million at September 30, 2007 and is amortized ratably through March 2008.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Subsequent Events
Acquisition of Leon Medical Centers Health Plans
     On October 1, 2007, the Company completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of the Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 26,000 members. Pursuant to the Stock Purchase Agreement, the Company acquired LMC Health Plans for $355.0 million in cash and 2,666,667 shares of the Company’s common stock, $.01 par value per share, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the purchase agreement. Such escrowed shares will be excluded from the computation of basic and diluted earnings per share until such time that all conditions for their release from escrow have been satisfied. The accompanying condensed consolidated balance sheet at September 30, 2007 reflects a $12.0 million cash deposit payment made into escrow during the third quarter upon the signing of the Stock Purchase Agreement associated with the acquisition.
     As part of the transaction, the Company entered into an exclusive long-term provider contract (“the “Leon Medical Services Agreement”) with LMC, which operates five Medicare-only medical clinics located throughout Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic Medicare-eligible community of South Florida. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at LMC Health Plans’ option.
          Payments for medical services under the Leon Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. There is a sharing arrangement with regard to LMC Health Plans’ annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 81.0% during the term of the agreement.
          LMC Health Plans has agreed that, during the term of the agreement, LMC will be LMC Health Plans’ exclusive clinic-model provider, as defined in the agreement, in the four South Florida counties of Miami-Dade, Palm Beach, Broward, and Monroe. LMC has agreed that LMC Health Plans will be, during the term of the agreement, the exclusive health maintenance organization to whom LMC provides medical services as contemplated by the agreement in the four-county area.
     In connection with funding the acquisition, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “New Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility.
      Proceeds from the $300.0 million in term loans, together with the Company’s available cash on hand and the escrow deposit, were used to fund the acquisition of LMC Health Plans and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of the date of this report.
      Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on the Company’s debt-to-EBITDA leverage ratio. The Company also will pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on the Company’s leverage ratio. The New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
     The term loans are payable in quarterly principal installments. Maturities of long-term debt under the New Credit Agreement are as follows:

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2007	$3,750,000
2008	18,750,000
2009	30,000,000
2010	33,750,000
2011	78,750,000
Thereafter	135,000,000

$300,000,000

     Amounts borrowed under the revolving credit facility must be repaid no later than October 1, 2012.
     The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the New Credit Agreement.
      Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-HMO subsidiaries, including a pledge by the Company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
      The New Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each HMO subsidiary calculated with reference to applicable regulatory requirements, and (iii) maximum capital expenditures.
      The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends and stock repurchases, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and certain subsidiary regulatory restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the New Credit Agreement to be due and payable.
     In connection with entering in the New Credit Agreement, the Company incurred deferred financing costs of approximately $10.5 million which were recorded in October 2007.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2006 appearing in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2007 (the “2006 Form 10-K”). This discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, the “Exchange Act,” based on our current expectations that by their nature involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Moreover, past financial and operating performance are not necessarily reliable indicators of future performance and you are cautioned in using our historical results to anticipate future results or to predict future trends. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2006 Form 10-K as supplemented in our Quarterly Reports on Form 10-Q in Part II, Item 1A: “Risk Factors,” and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” below.
Overview
General
     HealthSpring, Inc. (the “Company” or “HealthSpring”) is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease.
     We operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee and Texas and offer Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing prescription drug benefits, or MA-PD) collectively as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups.
Acquisition of Leon Medical Centers Health Plans
     On October 1, 2007, the Company completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of the Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 26,000 members. Pursuant to the Stock Purchase Agreement, the Company acquired LMC Health Plans for $355.0 million in cash and 2,666,667 shares of HealthSpring common stock, $.01 par value per share, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the purchase agreement.

     As part of the transaction, the Company entered into an exclusive long-term provider contract (“the “Leon Medical Services Agreement”) with LMC. LMC operates five Medicare-only medical clinics located throughout Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic Medicare-eligible community of South Florida. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at our option.
          Payments for medical services under the Leon Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. There is a sharing arrangement with regard to LMC Health Plans’ annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 81.0% during the term of the agreement.
          LMC Health Plans has agreed that, during the term of the agreement, LMC will be LMC Health Plans’ exclusive clinic-model provider, as defined in the agreement, in the four South Florida counties of Miami-Dade, Palm Beach, Broward, and Monroe. LMC has agreed that LMC Health Plans will be, during the term of the agreement, the exclusive health maintenance organization to whom LMC provides medical services as contemplated by the agreement in the four-county area.
Basis of Presentation
     The consolidated results of operations include the accounts of HealthSpring, Inc. and its subsidiaries.
Results of Operations
     The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenue for each period indicated.

	Three Months Ended September 30,
	2007		2006
Revenue:
Premium:
Medicare premiums	$342,173	93.4%	$302,261	87.9%
Commercial premiums	10,876	3.0	30,037	8.7

Total premium revenue	353,049	96.4	332,298	96.6
Management and other fees	6,528	1.8	8,249	2.4
Investment income	6,765	1.8	3,314	1.0

Total revenue	366,342	100.0	343,861	100.0

Operating expenses:
Medical expense:
Medicare expense	279,923	76.4	228,829	66.6
Commercial expense	8,338	2.3	27,610	8.0

Total medical expense	288,261	78.7	256,439	74.6
Selling, general and administrative	40,161	11.0	37,839	11.0
Depreciation and amortization	3,016	0.8	2,541	0.8
Interest expense	123	—	119	—

Total operating expenses	331,561	90.5	296,938	86.4

Income before equity in earnings of unconsolidated affiliate and income taxes	34,781	9.5	46,923	13.6
Equity in earnings of unconsolidated affiliate	158	—	93	—

Income before income taxes	34,939	9.5	47,016	13.6
Income tax expense	(12,574)	(3.4)	(15,963)	(4.6)

Net income	$22,365	6.1%	$31,053	9.0%

	Nine Months Ended September 30,
	2007		2006
Revenue:
Premium:
Medicare premiums	$1,033,481	93.4%	$851,295	87.5%
Commercial premiums	36,225	3.3	94,123	9.7

Total premium revenue	1,069,706	96.7	945,418	97.2
Management and other fees	18,613	1.7	19,995	2.0
Investment income	17,972	1.6	7,872	0.8

Total revenue	1,106,291	100.0	973,285	100.0

Operating expenses:
Medical expense:
Medicare expense	838,798	75.8	670,713	68.9
Commercial expense	28,934	2.6	83,955	8.6

Total medical expense	867,732	78.4	754,668	77.5
Selling, general and administrative	131,314	11.9	108,410	11.1
Depreciation and amortization	8,850	0.8	7,408	0.8
Impairment of intangible assets	4,537	0.4	—	—
Interest expense	357	—	8,576	0.9

Total operating expenses	1,012,790	91.5	879,062	90.3

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	93,501	8.5	94,223	9.7
Equity in earnings of unconsolidated affiliate	275	—	264	—

Income before minority interest and income taxes	93,776	8.5	94,487	9.7
Minority interest	—	—	(303)	—

Income before income taxes	93,776	8.5	94,184	9.7
Income tax expense	(33,519)	(3.1)	(33,449)	(3.5)

Net income	60,257	5.4	60,735	6.2
Preferred dividends	—	—	(2,021)	(0.2)

Net income available to common stockholders	$60,257	5.4%	$58,714	6.0%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated. Although the acquisition of Florida-based LMC Health Plans occurred on October 1, 2007 and its results are not reflected in our 2006 year end and September 30, 2007 results, LMC Health Plans’ Medicare Advantage membership as of September 30, 2007 was approximately 26,000 compared to 23,535 at December 31, 2006 and 23,009 at September 30, 2006. LMC Health Plans has no PDP or commercial membership.

	September 30,	December 31,	September 30,
	2007	2006	2006
Medicare Advantage Membership
Tennessee	50,228	46,261	45,763
Texas	36,491	34,638	33,057
Alabama	30,642	27,307	26,084
Illinois	8,453	6,284	6,024
Mississippi	802	642	566

Total	126,616	115,132	111,494

Medicare PDP Membership	128,127	88,753	88,262

Commercial Membership(1)
Tennessee	11,702	29,341	28,389
Alabama	751	2,629	7,622

Total	12,453 (2)	31,970	36,011

(1)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a fee for access to our contracted provider network.

(2)	Several large employers in Tennessee and Alabama did not renew their commercial contracts for 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 13.6% to 126,616 members at September 30, 2007 as compared to 111,494 members at September 30, 2006, reflecting increases in each of our markets.
     PDP. PDP membership increased by 45.2% to 128,127 members at September 30, 2007 as compared to 88,262 at September 30, 2006. We do not actively market our PDPs and have relied primarily on CMS auto-assignments of dual-eligible beneficiaries for membership. Since December 31, 2006 CMS has made various assignments of dual-eligibles aggregating approximately 40,000 additional PDP members for the 2007 plan year. We continue to receive assignments or otherwise enroll dual eligible beneficiaries in our PDP plans during “lock-in.” The Company’s November 2007 payment report from CMS reflected PDP membership of 134,800. Such payment report typically varies from the membership used for accounting purposes, but we believe it is indicative of relative growth.
     Our 2008 PDP bids remained below benchmarks in all 29 of our current regions and were also below the benchmark in California, the region with the largest number of dual eligibles and where large incumbent plans were displaced. Based on these bids, CMS has preliminarily estimated that our PDP will be eligible for an auto-assignment of approximately 117,000 additional members as of January 1, 2008. We caution, however, that prior experience suggests a substantial percentage of these new auto-assignments will select another PDP following this initial assignment.
     Commercial. Our commercial HMO membership declined from 36,011 members at September 30, 2006 to 12,453 members at September 30, 2007, or by 65.4%, primarily as a result of the anticipated non-renewal by several large employer groups in Tennessee and Alabama.
Risk Adjustment Payments
     Our Medicare premium revenue is subject to adjustment based on the health risk of our members under what is referred to as CMS’s risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (which is typically received in the second half of the subsequent year) when notified of such by CMS. We continue to evaluate our ability to reasonably estimate the Final CMS Settlement.

     The table below includes pro-forma adjustments to include the Medicare premiums and expense related to the Initial CMS Settlement for the 2006 plan year, which was received and recognized in the third quarter of 2006, as if it had been recorded in the applicable period of 2006 in which it was earned.

	Three Months
	Ended September 30,
($ in millions)	2007	2006	% change
Premiums:
Medicare Advantage Premiums — as reported	$315.2	$279.7	12.7%
Pro-forma Adjustment for the CMS Risk Adjustment Payment	—	(12.3)	—

Medicare Advantage Premiums — as adjusted	$315.2	$267.4	17.9%

Medical Expense:
Medical Expense — as reported	$258.3	$215.1
Pro-forma Adjustment for the CMS Risk Adjustment Payment	—	(2.2)

Medical Expense — as adjusted	$258.3	$212.9

Medical Loss Ratios (MLRs):
Medicare Advantage — as reported	81.9%	76.9%
Medicare Advantage — as adjusted	81.9%	79.6%
     The pro-forma adjustments reflected in the table above are not in accordance with GAAP. The Company believes that these non-GAAP measures are useful to investors and management in analyzing financial trends regarding the Company’s operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the corresponding GAAP items shown in the table above.
Settlement of 2006 Part D Activity with CMS
     In October 2007, the Company received notification from CMS that the Company’s obligation to CMS to settle all Part D activity for the 2006 plan year totaled $103.7 million. The Company anticipates settling such amounts from 2006 with CMS in the fourth quarter of 2007. As a result of adjusting the Company’s estimate of amounts due CMS for the 2006 plan year to amounts set forth in the final settlement notification from CMS, there was a negative impact on operations in the three months ended September 30, 2007 of $3.5 million.
Comparison of the Three-Month Period Ended September 30, 2007 to the Three-Month Period Ended September 30, 2006
Revenue
     Total revenue was $366.3 million in the three-month period ended September 30, 2007 as compared with $343.9 million for the same period in 2006, representing an increase of $22.4 million, or 6.5%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended September 30, 2007 was $353.0 million as compared with $332.3 million in the same period in 2006, representing an increase of $20.7 million, or 6.2%. The components of premium revenue and the primary reasons for changes were as follows:

Medicare Advantage: On an as-adjusted basis (see “Risk Adjustment Payments” table above), Medicare Advantage premium revenue in the 2007 third quarter increased $47.8 million, or 17.9% as compared to the 2006 third quarter. The increase in Medicare Advantage (including MA-PD) premiums in 2007 is attributable to increases in both membership (which we measure in member months) and per member per month, or PMPM, premium rates. Member months increased 14.1% to 378,618 for the 2007 third quarter from 331,882 for the comparable 2006 quarter. PMPM premiums increased 3.3% to $832.58 for 2007 from $805.63 for 2006 (adjusted to exclude the effect of the retroactive risk payments relating to prior periods). As reported Medicare Advantage (including MA-PD) premiums were $315.2 million for the three months ended September 30, 2007 versus $279.7 million in the third quarter of 2006, representing an increase of $35.5 million, or 12.7%.
PDP: PDP premiums (after risk corridor adjustments) were $26.9 million in the three months ended September 30, 2007 compared to $22.5 million in the same period of 2006, an increase of $4.4 million, or 19.6%. Our average PMPM premiums (after risk corridor adjustments) decreased 15.0% to $72.20 in the current quarter versus $84.92 during the 2006 quarter. The decrease in rates was industry-wide and was an expected consequence of the impact on 2007 bids caused by better than anticipated financial results experienced by many Part D providers in 2006. The impact of the rate decrease in the current quarter was more than offset by the 40.7% increase in member months in the third quarter of 2007 as compared to the same quarter last year.
Commercial: Commercial premiums were $10.9 million in the three months ended September 30, 2007 as compared with $30.0 million in the 2006 comparable period, reflecting a decrease of $19.1 million, or 63.8%. The decrease was primarily attributable to the 65.7% decline in member months, primarily as a result of the non-renewal by several large employer groups in Tennessee and Alabama. PMPM rates for the third quarter of 2007 increased 5.4% compared to the third quarter of 2006.
     Fee Revenue. Fee revenue was $6.5 million in the third quarter of 2007 compared to $8.2 million for the third quarter of 2006, a decrease of $1.7 million. The decrease in the current period is primarily attributable to the termination of a management agreement on December 31, 2006.
     Investment Income. Investment income was $6.8 million for the third quarter of 2007 versus $3.3 million for the comparable period of 2006, reflecting an increase of $3.5 million, or 104.1%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
     We expect decreases in the amount of investment income recognized in future periods as a result of the settlement with CMS of 2006 Part D activity and from cash expended for the purchase of LMC Health Plans in the fourth quarter of 2007.
Medical Expense
     Medicare Advantage. For the three months ended September 30, 2007, the Medicare Advantage (including MA-PD) medical loss ratio, or MLR, was 81.9% versus 79.6% for the same period of 2006 on an as-adjusted basis (see –“Risk Adjustment Payments” above). The deterioration in the MLR experienced over the first two quarters of 2007 moderated somewhat in the third quarter of 2007. The deterioration in the MLR in the third quarter of 2007 as compared to the same quarter of 2006 resulted primarily from higher medical services expenses and utilization trends. As reported, Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2007 increased $43.2 million, or 20.1%, to $258.3 million from $215.1 million for the comparable period of 2006, primarily as a result of increased membership and utilization.
     Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $682.26 for the three months ended September 30, 2007, compared with $641.60 for the comparable 2006 quarter (adjusted to exclude the portion of risk sharing with providers associated with retroactive risk payments relating to prior periods, net (see –“Risk Adjustment Payments” above)), reflecting an increase of 6.3%, primarily as a result of the factors discussed above, along with medical cost inflation.
     PDP. PDP medical expense for the three months ended September 30, 2007 increased $7.9 million to $21.6 million, compared to $13.7 million in the same period last year. PDP MLR for the 2007 third quarter equaled 80.2% compared to 60.8% in the 2006 third quarter. The increase in PDP MLR for the current quarter was primarily a function of the decrease in PDP PMPM revenue in the 2007 period and the impact of adjusting estimates as a result of the settlement with CMS for 2006 Part D activity.
     Commercial. Commercial medical expense decreased by $19.3 million, or 69.8%, to $8.3 million for the third quarter of 2007 as compared to $27.6 million for the same period of 2006. The decrease in the current quarter was attributable to the reduction in membership versus the prior year quarter. The commercial MLR was 76.7% for the third quarter of 2007 as compared with 91.9% in the same period in 2006. The improvement in the MLR for 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.
Selling, General, and Administrative Expense
     Selling, general, and administrative, or SG&A, expense for the three months ended September 30, 2007 was $40.2 million as compared with $37.8 million for the same prior year period, an increase of $2.3 million, or 6.1%. As a percentage of revenue, SG&A expense was 11.0% for the three months ended September 30, 2007 and unchanged compared to the prior year third quarter.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $3.0 million in the three months ended September 30, 2007 as compared with $2.5 million in the same period of 2006, representing an increase of $0.5 million, or 18.7%. The increase in the current quarter was primarily the result of depreciation on property and equipment additions made in 2006 and 2007.
     We expect increases in the amount of amortization expense recognized in future periods resulting from additional amortizable intangible assets recorded on October 1, 2007 in connection with the acquisition of LMC Health Plans.
Income Tax Expense
     For the three months ended September 30, 2007, income tax expense was $12.6 million, reflecting an effective tax rate of 36.0%, versus $16.0 million, reflecting an effective tax rate of 34.0%, for the same period of 2006. The lower effective tax rate in the 2006 third quarter reflects changes in deductions related primarily to the completion of the 2005 tax return and state tax planning. In addition, the higher effective tax rate in the 2007 third quarter is attributable to changes in anticipated state income tax effective rates which were partially offset by favorable deductible items recognized in the 2007 third quarter. The Company expects the effective tax rate for the full 2007 year will approximate 35.9%.
Comparison of the Nine-Month Period Ended September 30, 2007 to the Nine-Month Period Ended September 30, 2006
Revenue
     Total revenue was $1,106.3 million in the nine-month period ended September 30, 2007 as compared with $973.3 million for the same period in 2006, representing an increase of $133.0 million, or 13.7%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the nine months ended September 30, 2007 was $1,069.7 million as compared with $945.4 million in the same period in 2006, representing an increase of $124.3 million, or 13.1%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $946.2 million for the nine months ended September 30, 2007 versus $773.7 million in the same period in 2006, representing an increase of $172.5 million, or 22.3%. The increase in Medicare Advantage (including MA-PD) premiums in 2007 is attributable to increases in membership and PMPM premium rates. Member months increased 16.0% to 1,111,881 for the 2007 period from 958,351 for the 2006 period. PMPM premiums increased 5.4% to $850.97 for 2007 from $807.34 for 2006 reflecting increases in our plans’ average risk scores and county benchmarks.
PDP: PDP premiums (after risk corridor adjustments) were $87.3 million in the nine months ended September 30, 2007 compared to $77.6 million in the same period of 2006, an increase of $9.7 million, or 12.6%. Our average PMPM premiums received from CMS (after risk corridor adjustments) decreased 19.5% to $83.52 in the current nine-month period versus $103.73 during the 2006 period. The impact of the rate decrease in the current period was more than offset by a 39.8% increase in member months in the nine-month period ending September 30, 2007 as compared to the same period in 2006.
Commercial: Commercial premiums were $36.2 million in the nine months ended September 30, 2007 as compared with $94.1 million in the 2006 comparable period, reflecting a decrease of $57.9 million, or 61.5%. The decrease was attributable to the 63.6% decline in member months. PMPM rates for the first nine months of 2007 increased 5.8% compared to the first nine months of 2006.
     Fee Revenue. Fee revenue was $18.6 million in the nine months ended September 30, 2007 as compared with $20.0 million in the comparable period of 2006, representing a decrease of $1.4 million, or 6.8%. The decrease in the current period is primarily attributable to the termination of a management agreement on December 31, 2006 offset by increases in other fee revenue.
     Investment Income. Investment income was $18.0 million for the nine months ended September 30, 2007 versus $7.9 million for the comparable period of 2006, reflecting an increase of $10.1 million, or 128.3%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2007 increased $154.1 million, or 25.4%, to $761.3 million from $607.2 million for the comparable period of 2006, primarily as a result of increased membership and utilization. For the nine months ended September 30, 2007, the Medicare Advantage (including MA-PD) MLR was 80.5% versus 78.5% for the same period of 2006. The deterioration in the MLR in the first nine months of 2007 as compared to the same period of 2006 resulted primarily from higher medical services expenses and/or facility charges in outpatient and emergency room settings and higher in-patient utilization.
     Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $684.69 for the nine months ended September 30, 2007, compared with $633.56 for the comparable 2006 period, reflecting an increase of 8.1%, primarily as a result of the factors discussed previously regarding the deterioration in the MLR during the 2007 first nine months along with medical cost inflation.
     Medicare Advantage medical expense for the nine months ended September 30, 2007 includes the accrual of $6.3 million related to a member loyalty rewards program initiated in January 2007. Under the design of the rewards program, members accrue rewards dollars monthly that may be redeemed for healthcare related merchandise through December 31, 2007, at which point all unredeemed reward dollars expire. Accrued liabilities associated with unredeemed reward dollars at such date will be reversed and credited to medical expense. Rewards redeemed through September 30, 2007 have been minimal.
     PDP. PDP medical expense for the nine months ended September 30, 2007 increased $14.0 million to $77.5 million, compared to $63.5 million in the same period last year. PDP MLR for the 2007 period equaled 88.8% compared to 81.9% in the 2006 period. The change in the current period 2007 MLR compared to the 2006 period was primarily a function of the decrease in PMPM PDP revenue in 2007 as compared to 2006 and the impact of adjusting estimates as a result of the settlement with CMS for 2006 Part D activity.

     Commercial. Commercial medical expense decreased by $55.0 million, or 65.5%, to $28.9 million for the first nine months of 2007 as compared to $84.0 million for the same period of 2006. The decrease in the current period was primarily attributable to the reduction in membership versus the prior year period. The commercial MLR was 79.9% for the nine months ended September 30, 2007 as compared with 89.2% in the same period in 2006. The improvement in the MLR in 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.
Selling, General, and Administrative Expense
     SG&A expense for the nine months ended September 30, 2007 was $131.3 million as compared with $108.4 million for the same prior year period, an increase of $22.9 million, or 21.1%. As a percentage of revenue, SG&A expense was 11.9% for the nine months ended September 30, 2007 as compared with 11.1% for the same prior year period. The increase in SG&A expense was attributable primarily to a 23% increase in the number of personnel, and a $2.2 million increase in stock compensation expense in the current nine months.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $8.9 million in the nine months ended September 30, 2007 as compared with $7.4 million in the same period of 2006, representing an increase of $1.5 million, or 19.5%. The increase in the current period was the result of depreciation on property and equipment additions made in 2006 and 2007.
Impairment of Intangible Assets
          During the second quarter of 2007, the Company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This second quarter charge was the result of the Company’s expectation that significant declines in commercial membership will occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans.
Interest Expense
     Interest expense was $0.4 million in the nine-month period ended September 30, 2007 as compared with $8.6 million in the same period of 2006. The Company’s interest expense in the 2006 period related to interest on outstanding borrowings, the write-off of deferred financing costs of $5.4 million, and an early payment premium of $1.1 million related to the payoff of all the Company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO.
     We expect increases in the amount of interest expense recognized in future periods as a result of the Company’s borrowing $300.0 million in term loans on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
     For the nine months ended September 30, 2007, income tax expense was $33.5 million, reflecting an effective tax rate of 35.7%, versus $33.4 million, reflecting an effective tax rate of 35.5% for the same period of 2006. The lower effective tax rate in 2006 reflects changes in deductions related primarily to the completion of the 2005 tax return and state tax planning. In addition, the slightly higher effective tax rate in 2007 reflects changes in anticipated state income tax effective rates which were partially offset by favorable deductible items recognized during the 2007 nine-month period. The Company expects the effective tax rate for the full 2007 year will approximate 35.9%.

Preferred Dividends
     In the nine months ended September 30, 2006, the Company accrued $2.0 million of dividends payable on preferred stock. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
Liquidity and Capital Resources
     We finance our operations primarily through internally generated funds. As of September 30, 2007, we had no indebtedness for borrowed money outstanding (see –“Indebtedness” below).
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under the Company’s new revolving credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the nine-month period ended September 30, 2007, compared to the comparable period of 2006, were as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Net cash and cash equivalents provided by operating activities	$62,351	$98,283
Net cash and cash equivalents used in investing activities	(66,979)	(946)
Net cash and cash equivalents provided by financing activities	76,013	59,639

Net increase in cash and cash equivalents	$71,385	$156,976

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. We generated cash from operating activities of $62.4 million during the nine months ended September 30, 2007, compared to $98.3 during the nine months ended September 30, 2006. The primary reasons for the $35.9 million negative variance in the cash flows from operations for the first nine months of 2007 compared to the first nine months of 2006 were the following:
•	Approximately $9.6 million of the negative variance results from the comparison against positive cash flows in 2006 as a result of our entry into the Part D business and the timing of payments to pharmacies for drug claims.

•	An $8.8 million negative cash flow variance in the current period resulting from our accrual of premium amounts from CMS associated with current year rate adjustments.

•	The negative cash flows resulting from the runoff of commercial claims payments on commercial groups which did not renew for 2007, primarily commercial groups in Tennessee. We estimate these claims payments, for which there were no related premiums received in the current period, to be approximately $6.1 million.

•	A $5.6 million negative cash flow variance in the current period as the result of reduced income tax payments in 2006 due to overpayments in income taxes in 2005.

•	A $6.0 million negative cash flow variance in the current period resulting from the timing of incentive compensation payments.

Cash Flows from Investing and Financing Activities
     For the nine months ended September 30, 2007, the primary investing activities consisted of $12.1 million in property and equipment additions, $66.5 million used to purchase investments, and $24.3 million in proceeds from the sales and maturity of investment securities. During the nine months ended September 30, 2007, the Company’s financing activities consisted primarily of $75.3 million of funds received from CMS for the benefit of members. The financing activity in the prior year period consisted primarily of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.6 million, which was used in its entirety to pay off all outstanding indebtedness, and $60.6 million of funds received from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at September 30, 2007. We anticipate settling amounts relating to 2006 of approximately $103.7 million with CMS during the fourth quarter of 2007 as part of the final settlement of Part D payments for the 2006 plan year. We expect positive cash flows in the subsequent periods of 2007 for similar subsidies from CMS related to the 2007 Medicare year.
Cash and Cash Equivalents
     At September 30, 2007, the Company’s cash and cash equivalents were $409.8 million, $90.1 million of which was held at unregulated subsidiaries. Approximately $137.5 million of the cash balance relates to amounts held by the Company for the benefit of its Part D members and $43.9 million payable to CMS under the risk corridor provisions of Part D. As mentioned above, we expect CMS to withhold from our monthly premiums approximately $103.7 million during the fourth quarter of this year in final settlement of Part D payments for 2006. Additionally, in the 2007 fourth quarter, the Company used approximately $56.0 million of unrestricted cash on hand, together with the $12.0 million of funds held in escrow, to fund the acquisition of LMC Health Plans.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. State departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. At September 30, 2007, our Texas (minimum $7.6 million; actual $46.7 million), Tennessee (minimum $13.1 million; actual $43.6 million) and Alabama (minimum $1.1 million; actual $30.5 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding the HMO subsidiaries’ net worth substantially in excess of the statutory minimums, state regulators may from time to time impose additional capital requirements on an HMO subsidiary, which requirements could limit the Company’s ability to gain access to such subsidiary’s capital.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals and to the extent such distributions would cause them to be in violation of statutory capital requirements. At September 30, 2007, $407.9 million of the Company’s $498.1 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s HMO subsidiaries and subject to these restrictions. Such restricted amounts held by the HMO subsidiaries decreased in the fourth quarter of 2007 as a result of CMS’s withholding from our November premiums approximately $103.7 million in final settlement of Part D payments for 2006. Likewise, unrestricted cash decreased in the fourth quarter of 2007 as a result of the Company’s use of approximately $56.0 million to fund the acquisition of LMC Health Plans in October 2007.
Indebtedness
     On April 21, 2006, HealthSpring and certain of its non-HMO subsidiaries as guarantors entered into a revolving credit facility, which provided up to a maximum aggregate principal amount outstanding of $75.0 million. No borrowings were outstanding under the facility as of September 30, 2007. The Company terminated this facility on October 1, 2007, in connection with the acquisition of LMC Health Plans and entered into new credit arrangements related thereto, as discussed below. As a result, the Company will recognize a charge in the 2007 fourth quarter of $650,000 from the write-off of unamortized debt issuance cost associated with the terminated credit facility.

     On October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “New Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility.
      Proceeds from the $300.0 million in terms loans, together with the Company’s available cash on hand, were used to fund the acquisition of LMC Health Plans (see –“Overview—Acquisition of Leon Medical Centers Health Plans”) and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of the date of this report.
      Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on the Company’s debt-to-EBITDA leverage ratio. The Company also will pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on the Company’s leverage ratio. The New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
     The term loans are payable in quarterly principal installments. Maturities of long-term debt under the New Credit Agreement are as follows:

2007	$3,750,000
2008	18,750,000
2009	30,000,000
2010	33,750,000
2011	78,750,000
Thereafter	135,000,000

$300,000,000

     Amounts borrowed under the revolving credit facility must be repaid no later than October 1, 2012.
     The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the New Credit Agreement.
      Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-HMO subsidiaries, including a pledge by the Company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
      The New Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each HMO subsidiary calculated with reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the New Credit Agreement.
      The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends and stock repurchases, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and certain subsidiary regulatory restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the New Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the New Credit Agreement to be due and payable.

     In connection with entering into the New Credit Agreement, the Company incurred deferred financing costs of approximately $10.5 million which were recorded in October 2007.
Off-Balance Sheet Arrangements
     At September 30, 2007, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     In August 2007, the Company’s lease term commenced under a new lease agreement for 23,650 square feet of office space in Franklin, Tennessee. The Company’s corporate headquarters is located in this new space. The term of the new lease is 7 1/2 years with average annual rent of $469,000.
     Except for this new lease agreement, and our obligations related to the pending acquisition of LMC Health Plans and the New Credit Agreement as noted above, we did not experience any material changes to contractual obligations outside the ordinary course of business during the nine months ended September 30, 2007.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ significantly from those estimates under different assumptions and conditions. The following provides a summary of our accounting policies and estimates relating to medical expense and the related medical claims liability and premium revenue recognition. For a more complete discussion of these and other critical accounting policies and estimates of the Company, see our 2006 Form 10-K.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2007 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims	in Factor	Claims
(Dollars in thousands)
3%	$(3,435)	(3)%	$(1,676)
2	(2,316)	(2)	(1,116)
1	(1,172)	(1)	(557)
(1)	1,199	1	556

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end. For the years ended December 31, 2006 and 2005, our provision for adverse claims development was relatively consistent, varying as of the end of each annual period by less than 1.0% of the medical claims liability. Fluctuations within those periods and as of the period ends are primarily attributable to differences in membership mix between Medicare and commercial plans and differences in services (such as in-patient or outpatient services) provided by our plans. For the nine months ended September 30, 2007, our provision for adverse claims decreased by slightly more than 1.0% as a percentage of medical claims liability at September 30, 2007, primarily as a result of continued favorable development of prior period IBNR estimates and the growth and stabilizing trends experienced in our Medicare business.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no required premium deficiency accruals at September 30, 2007.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS, and to a lesser extent our commercial customers, to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, demographics, geographic location, age, gender, and the relative risk score of the plan’s membership.
     We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.

     Our Medicare premium revenue is subject to adjustment based on the health risk of our members under what is referred to as CMS’s risk adjustment payment methodology. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS initially phased in this payment methodology in 2003 whereby the risk adjusted payment represented 10% of the payment to Medicare health plans, with the remaining 90% being based on demographic factors. In 2007, the portion of risk adjusted payments was increased to 100%. The PDP payment methodology is based 100% on the risk adjustment model.
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and submit diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006 we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them when estimable, typically when received from CMS. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. As we have not made such conclusion with respect to our ability to reasonably estimate the Final CMS Settlement, we continue to record this second settlement payment (typically received in the second half of the subsequent year) when notified of such by CMS. We will continue to evaluate our ability to reasonably estimate the Final CMS Settlement.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2007, no material changes had occurred in our assets exposed to interest rate risk since the information previously reported as of year end under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.

     The Company currently has no material investments in securities that are collateralized by subprime mortgages.
     As of October 1, 2007, we had approximately $300.0 million principal amount of variable rate debt outstanding under our New Credit Agreement. Interest rate changes do not affect the market value of such debt but do impact the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant.
Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of September 30, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
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

Part II – OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our HMO subsidiaries. Although there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operation.
     Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2006 Form 10-K and “Part II — Item 1A: Risk Factors” in our reports on Form 10-Q for each of the quarterly periods ended March 31, 2007 (the “Q1-10Q”), and June 30, 2007 (the “Q2-10Q”, and, collectively with the 2006 Form 10-K and Q1-10Q, our “Prior Public Filings”), the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our Prior Public Filings are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factors are new or are updated or otherwise revised from our Prior Public Filings to reflect new or additional risks and uncertainties.
Reductions in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums from our PDP plans, accounted for approximately 93.4% of our total revenue for the nine months ended September 30, 2007. As a consequence, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores.
     In 2007, as part of a bill to reauthorize the State Children’s Health Insurance Program, the U.S. House of Representatives passed legislation that would have significantly reduced the amounts paid by CMS to Medicare health plans, including our plans. This provision was not included in the final legislation passed by Congress and did not become law. Some members of Congress have indicated that additional legislation affecting payments to Medicare health plans may be introduced and considered before the end of 2007. We are unable to predict whether Congress will enact any legislation that reduces the amounts paid by CMS to Medicare health plans such as ours. Any reduction in payments by CMS to Medicare health plans could have a material adverse effect on our revenues and profitability. In addition, continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints that result in changes in the Medicare program, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and our revenues and profitability.
We May Be Unsuccessful in Implementing Our Growth Strategy If We Are Unable to Complete Acquisitions on Favorable Terms or Integrate the Businesses We Acquire into Our Existing Operations.
     Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. Some of our competitors have greater financial resources than we have and may be willing to pay more for businesses that operate Medicare Advantage plans. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
     To the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:
•	additional employees who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information technology, claims processing, and record-keeping systems; and

•	accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, and accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.
     Additionally, with respect to the recently completed acquisition of LMC Health Plans, our integration and execution risks in addition to those outlined above include:
•	our inexperience in the highly penetrated and competitive South Florida Medicare Advantage market;

•	the ability of Leon Medical Centers to successfully operate and expand its medical clinics, and our ability to successfully operate and otherwise manage our anticipated growth under the terms of our long-term, exclusive, clinic-model medical services agreement with Leon Medical Centers; and

•	our inexperience in the operation of a clinic-model-dependent HMO generally.
     For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership, and incur debt that would restrict our cash flow, as we have in connection with the LMC Health Plans acquisition. In connection with any acquisition, we may also assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
Our Substantial Debt Obligations Pursuant to the New Credit Agreement Could Restrict our Operations.
     In connection with the acquisition of LMC Health Plans, we entered into the New Credit Agreement. Borrowings of $300.0 million under the New Credit Agreement, together with the Company’s available cash on hand, were used to fund the acquisition and expenses related thereto. The $100.0 million revolving credit facility is currently undrawn.  Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-HMO subsidiaries, including a pledge by the Company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
      The New Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each HMO subsidiary calculated by reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the New Credit Agreement.
     This significant new indebtedness could have adverse consequences on us, including:
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and industry;

•	increasing our vulnerability to general economic and industry conditions; and

•	requiring a substantial portion of cash flows from operating activities to be dedicated to debt repayment, reducing our ability to use such cash flow to fund our operations, expenditures, and future business or acquisition opportunities.
     The New Credit Agreement contains customary events of default and, if we fail to comply with specified financial and operating ratios, we could be in breach of the New Credit Agreement. Any breach or default could allow our lenders to accelerate our indebtedness and terminate all commitments to extend additional credit.
     Our ability to satisfy the conditions precedent to extension of credit and to maintain specified financial and operating ratios and operate within the contractual limitations can be affected by a number of factors, many of which are beyond our control, as further described in these “Risk Factors,” and we cannot assure you that we will be able satisfy them.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2007, the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar Value
	Total		Shares Purchased as	of Shares that May Yet Be
	Number of	Average	Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	($000)
7/1/07 – 7/30/07	9,625	$0.20	—	—
8/1/07 – 8/31/07	—	—	—	—
9/1/07 – 9/30/07	—	—	—	—

Total	9,625	$0.20	—	50,000

     The shares reflected in the table above were repurchased pursuant to the terms of restricted stock purchase agreements between a former employee and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the former employee’s cost for such shares.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares are expected to come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of September 30, 2007 the Company had not repurchased any common stock under the program.
     The New Credit Agreement limits our ability to purchase common stock and to pay cash dividends. As a holding company, our ability to repurchase common stock and to pay cash dividends are dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate and CMS, as well as limitations under the New Credit Agreement.
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Inapplicable.
Item 5: Other Information
     Inapplicable.

Item 6: Exhibits

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Restricted Stock Award Agreement (Officers and Employees)

10.4	Form of Restricted Stock Award Agreement (Directors)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.

Date: November 2, 2007	By:	/s/ Kevin M. McNamara

Kevin M. McNamara
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Non-Qualified Stock Option Agreement

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Restricted Stock Award Agreement (Officers and Employees)

10.4	Form of Restricted Stock Award Agreement (Directors)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002