Form 10-K
period 2007-12-31
HealthSpring, Inc.
filed 2008-02-29
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to

Commission File Number 001-32739
HealthSpring, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1821898
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

9009 Carothers Parkway, Suite 501
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 29, 2007, was approximately $915.0 million. For the purposes of this disclosure only, the registrant has included shares beneficially owned by its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock as stock held by affiliates of the registrant, provided that such persons may disclaim such status.
     As of February 25, 2008 there were outstanding 59,807,392 shares of the registrant’s Common Stock, par value $0.01 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements. The company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those described in “Item 1A. Risk Factors,” that may cause our actual results, performance, or achievements to, be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

PART I
Item 1. Business
Overview
     HealthSpring, Inc. is a managed care organization operating in the United States whose primary focus is Medicare, the federal government-sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Pursuant to the Medicare program, Medicare-eligible beneficiaries may receive healthcare benefits, including prescription drugs, through a managed care health plan. Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare program, design competitive products, manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our service areas. Our Medicare Advantage experience also allows us to build collaborative and mutually beneficial relationships with healthcare providers, including comprehensive networks of hospitals and physicians, that are experienced in managing the healthcare needs of Medicare populations. For the year ended December 31, 2007, Medicare premiums accounted for approximately 94% of our total revenue.
     On October 1, 2007, we acquired Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”), a Miami, Florida-based Medicare Advantage health maintenance organization, or HMO, with approximately 25,800 members. As part of this transaction, we also entered into an exclusive long-term provider contract with Leon Medical Centers, Inc. (“LMC”), an operator of five Medicare-only medical clinics located throughout Miami-Dade County with a ten-year history of providing medical care and services primarily to the Hispanic Medicare-eligible community in South Florida. We paid the former stockholders of LMC Health Plans $355.0 million in cash and issued and deposited 2,666,667 shares of our common stock in escrow, which shares will be released to the former stockholders of LMC Health Plans in the event LMC completes construction of two additional medical centers in accordance with an agreed time schedule. The LMC medical services agreement is for an initial term of ten years with a five-year renewal option.
     We presently operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee and Texas. As of December 31, 2007, our Medicare Advantage plans had over 153,000 members.
     In 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits, which we sometimes refer to as our “MA-PD” plans. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. We refer to our stand-alone prescription drug plan as “stand-alone PDP” or “PDP.” We expanded our stand-alone PDP program on a national basis in 2007. As of December 31, 2007, our PDP had over 139,000 members, substantially all of which had been automatically assigned to us by the Centers for Medicare and Medicaid Services, or CMS, in connection with the CMS annual premium bid process. As of January 1, 2008, our PDP membership increased to approximately 254,000 as a result of additional auto-assignments by CMS, primarily of members in the California and New York CMS regions.
      We also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups.
     Our corporate headquarters are located at 9009 Carothers Parkway, Suite 501, Franklin, TN 37067, and our telephone number is (615) 291-7000. Our corporate website address is www.healthspring.com. Information contained on our website is not incorporated by reference into this report and we do not intend for the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in obtaining such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “the company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.
The Medicare Program and Medicare Advantage
     Medicare is the health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
     The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which was $93.50 in 2007, that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible, which was $131.00 in 2007. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.
     Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare patients and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” There is currently no fee-for-service coverage for certain preventive services, including annual physicals and wellness visits, transportation, eyeglasses, and hearing aids.
     As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage. Pursuant to Medicare Part C (and, as of January 1, 2006, Medicare Part D), Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the plans’ risk scores as more fully described below. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare beneficiaries including, as in our Medicare Advantage plans, additional preventive services and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members generally do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Many Medicare Advantage plans have no additional monthly premiums. In some geographic areas, however, and for plans with more open access to providers, members may be required to pay a monthly premium.
     Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare+Choice program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans in 1997 pursuant to the Balanced Budget Act of 1997, or BBA. This payment system was further modified pursuant to the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA. To implement the risk adjustment payment system, CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjustment payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age, and eligibility status.

The 2003 Medicare Modernization Act
     Overview. In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005, and added a Medicare Part D prescription drug benefit beginning in 2006, as further described below.
     One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. According to published studies, enrollment in Medicare Advantage plans has increased by 63% since 2005, reaching approximately 8.8 million members in January 2008. Under the MMA, Medicare Advantage plans are required to use increased payments to improve the healthcare benefits that are offered, to reduce premiums, or to strengthen provider networks. We believe the reforms started by the MMA, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care benefits, while also reducing out-of-pocket expenses for beneficiaries.
     Prescription Drug Benefit. As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. The Medicare Part D prescription drug benefit is subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the losses and any gains of the drug plans and reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for member demographics and risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
     The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees can elect to participate in either our combined medical and drug products, or MA-PD, or our stand alone prescription drug plan, or PDP, while fee-for-service beneficiaries are able to purchase a PDP from a list of CMS-approved PDPs available in their area, including our PDP. Our Medicare Advantage members were automatically enrolled in our MA-PD plans as of January 1, 2006 unless they chose another provider’s prescription drug coverage or one of our other plan options without drug coverage. Any Medicare Advantage member enrolling in a stand-alone PDP, however, is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. Certain dual-eligible beneficiaries are automatically enrolled with approved PDPs in their region, including our PDP, as described below.
     Under the standard Part D drug coverage for 2008, beneficiaries pay a $275 annual deductible, co-insurance payments equal to 25% of the drug costs between $275 and the annual coverage limit of $2,510, and all drug costs between $2,510 and $5,726.25, which is commonly referred to as the Part D “gap.” After the beneficiary has incurred $4,050 in out-of-pocket drug expenses, 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay, and coverage amounts are adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage organization is required to offer at least one Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our national PDP and through our MA-PD plans in each of our markets.
     Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive higher premiums from CMS for dual-eligible members, generally because a dual-eligible member has a higher risk score corresponding to his or her higher medical costs. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. Pursuant to the MMA, as of January 1, 2006, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. The MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Companies offering stand-alone PDPs with bids at or below the CMS low income subsidy premium benchmark receive a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region. Substantially all of our stand-alone PDP members result from CMS’s auto-assignment of dual-eligibles. For 2008, our PDP bid was below the relevant benchmarks in 31 of the 34 CMS regions.
     Bidding Process. Although Medicare Advantage plans continue to be paid on a capitated, or per member per month, or PMPM, basis, since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, is known as the “benchmark” amount, and local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, adjusted based on county of residence and members’ risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which has made such plans charging premiums less attractive to potential members.
     Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. The annual enrollment period for a PDP is now from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only persons turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible and institutional beneficiaries and others who qualify for special needs plans, and employer group retirees will be permitted to enroll in or change health plans during that plan year. Eligible beneficiaries who fail to timely enroll in a Part D plan are subject to the penalties described above if they later decide to enroll in a Part D plan.
Products and Services
     We currently offer Medicare health plans, including MA-only and MA-PD, in local services areas in six states. We also offer a national stand-alone PDP plan.
     Medicare Advantage Plans. Our Medicare Advantage plans cover Medicare eligible members with benefits that are at least comparable to those offered under traditional Medicare fee-for-service plans. Through our plans, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Our plans are designed to be attractive to seniors and offer a broad range of benefits that vary across our markets and service areas but may include, for example, mental health benefits, vision and hearing benefits, transportation services, preventive health services such as health and fitness programs, routine physicals, various health screenings, immunizations, chiropractic services, and mammograms. On January 1, 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits.
     Most of our Medicare Advantage members pay no monthly premium but are subject in some cases to co-payments and deductibles, depending upon the market and benefit. Our Medicare Advantage members are required to use a primary care physician within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer several different types of special needs zero premium, zero co-payment plans, or SNPs, to dual-eligible individuals, institutions, and a chronic care plan targeting individuals with chronic conditions such as diabetes, hypertension, and hyperlipidemia in each of our markets.
     The amount of premiums we receive for each Medicare Advantage member is established by contract, although it varies according to various demographic factors, including the member’s geographic location, age, gender, and eligibility status, and is further adjusted based on the member’s risk score. During the month of December 2007, our Medicare Advantage PMPM premiums (including MA-PD) across our service areas ranged from approximately $765 to approximately $1,044. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare Advantage and PDP products.
     National Part D Plan. In January 1, 2006, we also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets, which we expanded nationally in 2007. Under our national PDP program, members pay a monthly premium depending upon their residence in the relevant CMS region. The plan offers national in-network prescription drug coverage that is subject to limitations in certain circumstances. Our PDP uses a specific prescription drug formulary. Different out-of-pocket costs, in the form of federal subsidiaries, may apply for specified low income beneficiaries. For PDP members who do not qualify for a federal subsidy, the PDP has a $275 in-network deductible, after which the member pays 25% of the costs of prescription drugs until total drug costs reach $2,510. After exceeding this amount, the member must pay 100% of the cost of prescription drugs until out-of-pocket costs reach $4,050, at which point benefits resume and the member must again make copayments per prescription (which vary based upon the type of drug prescribed). For 2008, our national PDP bid was below the benchmark in 31 of the 34 CMS regions. Of our January 1, 2008 PDP membership of 254,000, approximately 40% reside in the five regions where we offer Medicare Advantage plans and 20% reside in California. Substantially all of our stand-alone PDP members result from CMS’s assignment of dual-eligibles.

     Commercial Products. In addition to our Medicare Advantage and stand-alone PDP products, we offer commercial managed care products and services in certain of our markets. Our commercial plans cover employer groups with medical coverage and benefits that differ from plan to plan for a set monthly premium.
     We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting, and other general business office services.
Our Health Plans
     We operate Medicare and commercial health plans through HMO subsidiaries. Each of the HMO subsidiaries is regulated by the department of insurance, and in some cases the department of health, in each state in which it operates. In addition, we own and operate non-regulated management company subsidiaries that provide administrative and management services to the HMO subsidiaries in exchange for a percentage of the HMO subsidiaries’ revenue pursuant to management agreements and administrative services agreements. Management services provided to the HMOs include:
▪	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;

▪	medical management, credentialing, marketing, and product promotion;

▪	support services and administration;

▪	financial services; and

▪	claims processing and other general business office services.
     The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated:

	December 31,
	2007	2006	2005
Medicare Advantage Membership
Tennessee	50,510	46,261	42,509
Texas	36,661	34,638	29,706
Alabama	30,600	27,307	24,531
Florida(1)	25,946	—	—
Illinois	8,639	6,284	4,166
Mississippi	841	642	369

Total	153,197	115,132	101,281

Medicare Stand-Alone PDP Membership	139,212	88,753	—

Commercial Membership(2)
Tennessee	11,046	29,341	29,859
Alabama	755	2,629	11,910

Total (3)	11,801	31,970	41,769

(1)	The company acquired LMC Health Plans on October 1, 2007. As of the acquisition date, the health plan had approximately 25,800 members.

(2)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a network rental fee for access to our contracted provider network.

(3)	Commercial membership has declined since 2005 as a result of the non-renewal by employees in Tennessee and Alabama. This decline has continued into 2008 as total membership as of January 1, 2008 was 3,418.

Tennessee
     We began operations in Tennessee in September 2000 when we purchased a 50% interest in an HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased an additional 35% interest in the HMO in 2003 and purchased the remaining 15% interest in March 2005. Our Tennessee market is primarily divided into three major service areas including Nashville/Middle Tennessee, the three-county greater Memphis area, and the seven-county greater Chattanooga area.
     As of December 31, 2007, our Tennessee HMO, known as HealthSpring of Tennessee, had approximately 61,500 members in 31 counties, including approximately 50,500 Medicare Advantage members, and 11,000 commercial members. For 2008, in selected middle-Tennessee counties, we began offering tiered network products providing Medicare Advantage members the option of joining a “preferred” network of highly organized primary care physicians and offering enhanced benefits or a “non-preferred” network with reduced benefits and a monthly premium. This network tiering has resulted in a slight, but expected, reduction in our Medicare Advantage membership in Tennessee.
     As a result of non-renewals by several large employers, total commercial membership as of January 1, 2008 was 2,341. In addition, through Signature Health Alliance, our wholly-owned PPO network subsidiary, we provided access to our provider networks for approximately 51,000 members as of December 31, 2007, throughout the 20-county area of Middle Tennessee.
     Based upon the number of members, we believe we operate the largest Medicare Advantage health plan in the State of Tennessee. We believe the primary competing Medicare Advantage plans in our service areas in Tennessee are Windsor Health Group, Humana, Inc., UnitedHealth Group, and Blue Cross Blue Shield of Tennessee.
Texas
     We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare lives from a managed care plan in state receivership.
     As of December 31, 2007, our Texas HMO, known as Texas HealthSpring, had approximately 36,600 Medicare Advantage members in 25 counties. Our Texas market is primarily divided into three major service areas, including the 14-county greater Houston area, an eight-county area northeast of Houston, and a three-county area in the Rio Grande Valley.
     Our primary competitors in our Texas service areas include traditional Medicare Advantage and private fee-for-service, or PFFS, plans operated by Humana, Inc., Universal American Financial Corp., UnitedHealth Group, Universal Health Care, Inc., and XL Health.
Alabama
     We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. As of December 31, 2007, our Alabama HMO, known as HealthSpring of Alabama, served over 31,000 members, including approximately 30,600 Medicare Advantage members and 755 commercial members in 33 counties. We reduced our Medicare Advantage service areas in Alabama to 21 counties as of January 1, 2008, which resulted in a slight decline in Medicare Advantage membership. As we generally operate statewide, we do not have distinct primary service areas in Alabama.
     We discontinued offering commercial benefits to new individuals and small group employers in Alabama in 2006 and as of January 1, 2008, there were approximately 1,100 commercial members participating in our individual and small employer group plans in Alabama. Pursuant to Alabama and federal law, as a result of our decision to exit the individual and small group commercial markets, we may not reenter the individual and small group employer commercial markets in Alabama until late 2010.
     Based upon the number of members, we believe we operate the second largest Medicare Advantage health plan in Alabama as of December 2007. Our primary competitors are UnitedHealth Group, Viva Health, a member of the University of Alabama at Birmingham Health System, Blue Cross Blue Shield of Alabama, and Humana, Inc.

Florida
     On October 1, 2007, we completed our acquisition of LMC Health Plans. As of December 31, 2007, LMC Health Plans had approximately 26,000 members. As part of the transaction, we entered into an exclusive long-term provider contract with LMC, which operates five Medicare-only medical clinics located in Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic community of South Florida. Services offered in the medical clinics include primary care, specialty-care, dental, vision, radiology, and pharmacy services as well as transportation for members to and from the clinics.
     LMC Health Plans’ primary competitors in Miami-Dade County include Humana, Inc., Care Plus, Inc. (an affiliate of Humana), Preferred Care Partners, Inc., Medica Health Plans, Inc. and Avmed, Inc.
Illinois
     We began operations in Illinois in December 2004 and, as of December 31, 2007, our Medicare Advantage plan in Illinois, known as HealthSpring of Illinois, served approximately 8,600 members in five counties in the Chicago area. We believe our primary competitors in this area are Humana, Inc., Wellcare Health Plans, Inc., Aetna, Inc. and UnitedHealth Group.
Mississippi
     We commenced our enrollment efforts in July 2005 for our Medicare Advantage plan, known as HealthSpring of Mississippi, in two counties in Northern Mississippi located near Memphis, Tennessee. We entered these service areas consistent with our growth strategy to leverage existing operations to expand to new service areas located near or contiguous to our existing service areas. In 2006, we expanded our operations in our Mississippi market to include six counties in Southern Mississippi located near Mobile, Alabama. Effective January 1, 2008, we expanded our operations into three additional counties in Southern Mississippi. Currently, we believe Humana, Inc. is the only other managed care company offering a competing Medicare Advantage plan in the State of Mississippi.
Medical Health Services Management and Provider Networks
     One of our primary goals is to arrange for high quality healthcare for our members. To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs. Our health services quality management programs integrate disease management and utilization management programs into one overall program to better coordinate the care of Medicare populations.

     We have implemented case management programs to provide more efficient and effective use of healthcare services by our members. These programs are designed to improve outcomes for members with chronic conditions through standardization, active medical management, coordinating fragmented healthcare systems to reduce healthcare duplication, providing “gate-keeping” services and improving collaboration with physicians. We utilize on-site critical care intensivists, hospitalists, and concurrent review nurses, who manage the transitions to outpatient care, hospitalization, rehabilitation, or home care. We have personnel that monitor hospitalizations, coordinate care, and ensure timely discharge from the hospital. Our chronic care program focuses on care management and treatment of our members with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, end stage renal disease, diabetes, asthma related conditions, and certain other conditions. We also offer prenatal case management programs as part of our commercial plans.
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
     Additionally, we internally monitor and evaluate, and seek to enhance, the performance of our providers. Our related programs include:
•	review of utilization of preventive measures and disease/case management resources and related outcomes;

•	member satisfaction surveys;

•	patient safety initiatives;

•	integration with pharmacy services;

•	review of grievances and appeals by members and providers;

•	orientation visits to, and site audits of, select providers;

•	ongoing provider and member education programs; and

•	medical record audits.
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
     In some markets, we have entered into semi-exclusive arrangements with provider organizations or networks. For example, in Texas we have partnered with Renaissance Physician Organization, or RPO, a large group of 13 independent physician associations with over 1,200 physicians, including approximately 500 primary care physicians, or PCPs, and approximately 28,400 enrolled members located primarily in seven counties in the State of Texas. In Florida, pursuant to our exclusive arrangement with LMC, LMC provides primary care services (including preventive and wellness care, dental, and vision) at its five medical centers and arranges for specialty and in-patient care for all of our 25,000+ members in Miami-Dade County.

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
     The following table shows the number of physicians, specialists, and other providers participating in our Medicare Advantage networks as of December 31, 2007:

			Specialists
	Primary Care		and Other
Market	Physicians	Hospitals	Providers
Tennessee	1,219	57	3,460
Texas	916	58	1,752
Alabama	725	51	2,390
Illinois	410	20	1,463
Mississippi	99	2	204
Florida	47	6	312

Total	3,416	194	9,581

     In our efforts to improve the quality and cost-effectiveness of healthcare for our members, we continue to refine and develop new methods of medical management and physician engagement. Two such initiatives are currently underway. We have had encouraging preliminary results from the initial pilot of our “pay-for-quality” initiative, which provides quality and outcomes-based financial incentives to physicians. The program includes an in-office practice coordinator, usually a nurse, in the physician practice that is dedicated to serving our members. We also provide a dedicated call center resource for disease management support. The program currently includes 27 sites, 348 physicians, and 25,000 members with plans in place to expand to a total of 35-40 sites, more than 400 physicians, and more than 40,000 members by the end of the year.
     In December 2006, we opened our first LivingWell Health Center clinic in Middle Tennessee dedicated to our Medicare plan members and contracted with a medical group in Tennessee that experienced encouraging pay-for-quality results as discussed above. The clinic was designed with the Medicare member in mind, with amenities designed to minimize barriers to patient access such as single floors (no elevators or stairs); adjacent parking or valet service, and, in some cases, pick up and return services; open reception areas; on-site nutritionists, dieticians, and nurse educators; wide corridors and doors; handicapped-accessible facilities; and electronic medical records. We believe our clinics improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. The results of the first full year of operations of our first center support this belief, demonstrating comparative improvements in each of those areas. Based on this preliminary success, we opened our second LivingWell Health Center in Mobile in October 2007. We continue to believe and see evidence that the unique solution and experience created through LivingWell Health Centers will give us an advantage over our competitors not offering clinics, creating a more attractive network for our members.
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
     We generally pay our providers under one of three payment methods:
•	fee-for-service, based on a negotiated fixed-fee schedule where we are fully responsible for managing institutional and professional risk;

•	capitation, based on a PMPM payment, where physicians generally assume the professional risk, or on a case-rate or per diem basis, where a hospital or health system generally assumes the institutional or professional risk, or both; and

•	risk-sharing arrangements, typically with a physician group, where we advance, on a PMPM basis, amounts designed to cover the anticipated professional risk and then adjust payments, on a monthly basis, between us and the physician group based on actual experience measured against pre-determined sharing ratios.
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
     In connection with the recently completed acquisition of LMC Health Plans, LMC Health Plans and LMC, our exclusive clinic model provider in South Florida, entered into a long-term medical services agreement under which we agree to pay LMC in advance for medical services at agreed-upon rates for each service multiplied by the number of plan members as of the first day of each month. There is also a risk-sharing arrangement with LMC, whereby we annually adjust such payments based on our annual institutional and professional medical loss ratio, or MLR, for LMC Health Plan members. We have agreed to share equally with LMC any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks, which are initially set at 80.0% and increase to 81.0% during the term of this agreement.
     In a limited number of cases, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are only obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare. In non-Medicare cases, we may be obligated to pay the full rate billed by the provider.
Sales and Marketing Programs
     Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues. To date, we have not actively marketed our PDP and have relied primarily on auto-assignments of dual-eligibles by CMS. As of December 31, 2007, our sales force consisted of approximately 600 appointed third party agents and 100 internal licensed sales employees (including in-house telemarketing personnel). Our third party agents are compensated on a commission basis.
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
     Our marketing and sales activities are regulated by CMS and other governmental agencies. In testimony before Congress, CMS has stated that it is considering a range of options to further regulate the marketing of Medicare Advantage plans. In 2007, legislation was proposed in both the United States House of Representatives and Senate that would standardize marketing requirements for Medicare Advantage plans and PDPs. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our third-party brokers and agents are also heavily regulated. We maintain active and ongoing training and oversight of all employed and contracted sales representatives, agents, and brokers.
     Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible and institutional beneficiaries and others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. The annual enrollment period is from November 15 through December 31 each year for stand-alone PDPs and through March 31 of the following year for Medicare Advantage plans. Medicare Advantage beneficiaries have an open enrollment period that runs from January 1 to March 31 of each year to make one equivalent election. We have significantly adjusted the timing and intensity of our marketing efforts to align with the limited open enrollment period.
Quality Assurance
     As part of our quality assurance program, we have implemented processes designed to ensure compliance with regulatory and accreditation standards. Our quality assurance program also consists of internal programs that credential providers and programs designed to help ensure we meet the audit standards of federal and state agencies, including CMS and the state departments of insurance, as well as applicable external accreditation standards. For example, we monitor and educate, in accordance with audit tools developed by CMS, our claims, credentialing, customer service, enrollment, health services, provider relations, contracting, and marketing departments with respect to compliance with applicable laws, regulations, and other requirements.
     Our providers must satisfy specific criteria, such as licensing, credentialing, patient access, office standards, after-hours coverage, and other factors. Our participating hospitals must also meet specific criteria, including accreditation criteria established by CMS.
Competition
     We historically engaged in business in areas where there were few or no competing Medicare Advantage plans, although we are currently operating in an increasingly competitive environment, particularly with the recent advent of PFFS plans since the passage of the MMA. Medicare PFFS plans allow their members more flexibility to select physicians than Medicare Advantage HMO plans. Our principal competitors for contracts, members, and providers vary by local service area and are principally national, regional, and local commercial managed care organizations, including PDPs, targeting Medicare recipients including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, the MMA has caused a number of other managed care organizations, some of which are already in our service areas, to decide to enter the Medicare Advantage market. Moreover, the implementation of Medicare Part D prescription drug benefits in 2006 caused national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to enter our markets and provide services and benefits to the Medicare-eligible population.
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
Regulation
Overview
     As a managed care organization, our operations are and will continue to be subject to pervasive federal, state, and local government regulation, which will have a broad effect on the operation of our health plans. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory, and administrative powers. These laws and regulations are intended primarily for the benefit of the members and providers of the health plans.
     In addition, our right to obtain payment from Medicare is subject to compliance with numerous regulations and requirements, many of which are complex and evolving as a result of the MMA, and are subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage and PDP plans, our Medicare revenues are completely dependent upon the reimbursement levels and coverage determinations in effect from time to time in the Medicare program.
     In addition, in order to operate our Medicare Advantage and PDP plans, we must obtain and maintain certificates of authority or licenses from each state in which we operate. In order to remain certified we generally must demonstrate, among other things, that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs and otherwise meet applicable licensing requirements. Each of our health plans is also required to report quarterly on its financial performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic reviews of our quality of care and financial status by the applicable state agencies. Accordingly, in order to remain qualified for the Medicare program, it may be necessary for our Medicare plans to make changes from time to time in their operations, personnel, and services. Although we intend for our Medicare plans to maintain certification and to continue to participate in those reimbursement programs, there can be no assurance that our Medicare plans will continue to qualify for participation.
     The MMA generally requires PDP sponsors to be licensed under state law as a risk-bearing entity eligible to offer health insurance or health benefits coverage in each state in which the sponsor wishes to offer a PDP. CMS has implemented two waiver processes, however, to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they do business, even if the state already has in place a licensing process for PDP sponsors. PDP sponsors were able to seek a “single state waiver” in such states by submitting to CMS a waiver application. We applied for and were granted, effective January 1, 2007, single state licensure waivers in 46 states that will expire December 31, 2009. A “regional plan waiver” is also available to PDP sponsors that have obtained licensure as a risk-bearing entity in at least one state in a PDP region.
Federal Regulation
     Medicare. Medicare is a federally sponsored healthcare plan for persons aged 65 and over, qualifying disabled persons, and persons suffering from end-stage renal disease which provides a variety of hospital and medical insurance benefits. We contract with CMS to provide services to Medicare beneficiaries pursuant to the

Medicare program. As a result, we are subject to extensive federal regulations, some of which are described in more detail elsewhere in this report. CMS may, and does, audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.
     Additionally, the marketing activities of Medicare plans are strictly regulated by CMS. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. Federal law precludes states from imposing additional marketing restrictions on Medicare plans. States, however, remain free to regulate, and typically do regulate, the marketing activities of plans that enroll commercial beneficiaries. In 2007, legislation was proposed in both the United States House of Representatives and Senate that would standardize marketing requirements for Medicare Advantage plans and PDPs. The pending legislation would prohibit various marketing activities, including cross-selling non-Medicare and Medicare products, up-selling from PDP to Medicare Advantage plans, and certain types of telemarketing and monetary rebates as inducement for enrollment. In testimony before Congress in February 2008, CMS stated that it is considering a range of options to further regulate the marketing of Medicare Advantage plans, including prohibiting “cold calls” to beneficiaries and in-home sales to beneficiaries.
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
     With respect to the federal anti-kickback statute, there are two safe harbors addressing certain risk-sharing arrangements. In addition, the Office of the Inspector General has adopted other safe harbors related to managed care arrangements. These safe harbors describe relationships and activities that are deemed not to violate the federal anti-kickback statute. Failure to satisfy each criterion of an applicable safe harbor does not mean that an arrangement constitutes a violation of the law; rather the arrangement must be analyzed on the basis of its specific facts and circumstances. Business arrangements that do not fall within a safe harbor create a risk of increased scrutiny by government enforcement authorities. We have attempted to structure our risk-sharing arrangements with providers, the incentives offered by our health plans to Medicare beneficiaries, and the discounts our plans receive from contracting healthcare providers to satisfy the requirements of these safe harbors. There can be no assurance, however, that upon review regulatory authorities will determine that our arrangements satisfy the requirements of the safe harbors and do not violate the federal anti-kickback statute.
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
     Federal False Claims Act. We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal government has taken the position that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, a special provision under the False Claims Act allows a private person (for example, a “whistleblower” such as a disgruntled former employee, competitor, or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement or judgment that may result from that lawsuit. Although we strive to operate our business in compliance with all applicable rules and regulations, we may be subject to investigations and lawsuits under the False Claims Act that may be initiated either by the government or a whistleblower. It is not possible to predict the impact such actions may have on our business.
     A number of states, including states in which we operate, have adopted false claims acts, as well as their own laws whereby a private party may file a civil lawsuit in state court.

     Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to a variety of issues that affect our business, including the privacy and security of medical information, limits on exclusions based on preexisting conditions for our plans, guaranteed renewability of healthcare coverage for most employers and individuals and administrative simplification procedures involving the standardization of transactions and the establishment of uniform healthcare provider, payor, and employer identifiers. Various federal agencies have adopted regulations to implement certain sections of HIPAA.
     For example, the Department of Health and Human Services, or DHHS, adopted a final rule that establishes the standard data content and format for the electronic submission of claims and other administrative health transactions. HIPAA also requires that each provider receive and use a national provider identifier. Although we believe our operations are compliant with the electronic data standards established by the final rule, to the extent that we are unable to support unique identifiers and electronic healthcare claims and payment transactions in compliance with these standards, we may be subject to penalties and our operations may be adversely impacted. Additionally, DHHS has adopted a final privacy rule and final security standards that apply to individually identifiable health information. The primary purposes of the privacy rule are to protect and enhance the rights of consumers by providing them access to their health information and controlling the inappropriate use of that information, and to improve the efficiency and effectiveness of healthcare delivery by creating a national framework for health privacy protection that builds on efforts by states, health systems, individual organizations, and individuals. The final rule for security standards establishes minimum standards for the security of individually identifiable health information that is transmitted or maintained electronically. We will conduct our operations in an attempt to comply with the requirements of the privacy rule and the security standards. There can be no assurance, however, that upon review regulatory authorities will find that we are in compliance with these requirements.
     On January 8, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the IRS and DHHS adopted two regulations that provide guidance on the nondiscrimination provisions under HIPAA as they relate to health factors and wellness programs. These provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. These regulations have not had a material adverse effect on our business.
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
     The U.S. Department of Labor adopted federal regulations that establish claims procedures for employee benefit plans under ERISA. The regulations shorten the time allowed for health and disability plans to respond to claims and appeals, establish requirements for plan responses to appeals, and expand required disclosures to participants and beneficiaries. These regulations have not had a material adverse effect on our business.
State Regulation
     Though generally governed by federal law, each of our HMO subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions and business operations. Our HMO subsidiaries are also generally required to demonstrate among other things, that we have an adequate provider network, that our systems are capable of processing providers’ claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving an HMO, and of certain transactions between an HMO and its parent or affiliated entities or persons, such as the payment of dividends.
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
Technology
     We have developed and implemented information technology solutions that we believe are critical to our success and our goal to provide high quality healthcare for our members. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. We continue to enhance our disease and case management software functionality. We also have introduced and continue to expand electronic medical records to enhance the quality of care.
     We augment our own technology services through independent third parties, with whom we have entered into what we believe are customary agreements for the provision of software and related consulting services with respect to our information technology systems. In 2007, we consolidated multiple, independent financial systems onto a single PeopleSoft Financials platform. We also began the migration of most of the company to a new telephony and call center platform that will increase call center functionality, allowing for virtualized enterprise capability and redundancy. Substantial progress was made in 2007 with the deployment of an internal data warehousing and reporting offering that will support enterprise data mining and enhance our ability to rapidly respond to changing market, regulatory, and operational requirements.
     We have continued to invest in our core technology infrastructure. Construction was completed in 2007 of the company’s first in-house data centers. The primary data center resides in Nashville, Tennessee with a replicate data center in Birmingham, Alabama. We are completing installation of a fully redundant Wide Area Network across the enterprise. In early 2008, we will complete the first round of disaster recovery and business continuity deployment between the two data centers.
     We have also improved data security. We are in the process of implementing full disk encryption for laptop and desktop devices. In addition, we are deploying full encryption and forced authentication on all PDAs that house company information through Blackberry Enterprise Server rules enforcement.
Employees
     At December 31, 2007, we had approximately 1,320 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good.
Service Marks
     The name “HealthSpring” is a registered service mark with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.

EXECUTIVE OFFICERS OF THE COMPANY
     The following are our executive officers and their biographies and ages as of February 22, 2008:
     Herbert A. Fritch, age 57, has served as the Chairman of the Board of Directors, President, and Chief Executive Officer of the company and its predecessor, NewQuest, LLC, since the commencement of operations in September 2000. Beginning his career in 1973 as an actuary, Mr. Fritch has over 30 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch also served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to NAMM, Mr. Fritch served as a regional vice president for Partners National Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
     Gerald V. Coil, age 59, has served as Executive Vice President and Chief Operating Officer of the company since December 2006. Prior to joining the company, he was president of MHN, the behavioral health division of HealthNet, Inc., a publicly held managed care organization, from October 2002 to December 2006. From January 2002 to October 2002, Mr. Coil served in various capacities for Kaiser Permanente, a not-for-profit managed care organization. Prior to January 2002, Mr. Coil worked for NAMM in various capacities, including as head of its West Coast operations. Mr. Coil holds a B.S. in Sociology and Social Work from Arizona State University.
     Kevin M. McNamara, age 51, has served as Executive Vice President and Chief Financial Officer of the company since April 2005. He was also Treasurer of the company from April 2005 to February 2008. Mr. McNamara served from April 2005 to January 2006 as non-executive chairman of ProxyMed, Inc., a provider of automated healthcare business and cost containment solutions for financial, administrative and clinical transactions in the healthcare payments marketplace, and served as interim chief executive officer of ProxyMed, Inc. from December 2004 through June 2005. Mr. McNamara served as chief financial officer of HCCA International, Inc., a healthcare management and recruitment company, from October 2002 to April 2005. From November 1999 until February 2001, Mr. McNamara served as chief executive officer and a director of Private Business, Inc., a provider of electronic commerce solutions that help community banks provide accounts receivable financing to their small business customers. From 1996 to 1999, Mr. McNamara served as senior vice president and chief financial officer of Envoy Corporation, a provider of electronic transactions processing services to participants in the healthcare industry. Mr. McNamara also serves on the boards of directors of Luminex Corporation, a diagnostic and life sciences tool and consumables manufacturer, and Tyson Foods, Inc., a producer, distributor, and marketer of food products. Mr. McNamara is a certified public accountant (inactive) and holds a B.S. in Accounting from Virginia Commonwealth University and an M.B.A. from the University of Richmond.
     J. Gentry Barden, age 46, has served as Senior Vice President, General Counsel, and Secretary of the company since July 2005. From September 2003 to July 2005, Mr. Barden was a member of Brentwood Capital Advisors LLC, an investment banking firm based in Nashville, Tennessee. From September 2000 to February 2003, Mr. Barden was a managing director of McDonald Investments Inc., an investment-banking subsidiary of Cleveland, Ohio-based KeyCorp, in its Nashville office. From December 1998 to June 2000, Mr. Barden was a managing director and member of J.C. Bradford & Co., LLC, a Nashville-based investment-banking firm, and co-directed its mergers and acquisitions operations. Mr. Barden was a corporate and securities lawyer from 1986 through 1998, including with Bass, Berry & Sims PLC in Nashville, Tennessee. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.
     David L. Terry, Jr, age 57, has served as Senior Vice President and Chief Actuary of the company since March 2005, and served in various capacities, including Chief Actuary, for the company’s predecessor since July 2003. Prior to joining NewQuest, LLC, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in actuarial science from the University of Nebraska.
     Mark A. Tulloch, age 45, has served as Senior Vice President of Managed Care Operations since January 2007. Previously, he was Senior Vice President of Pharmacy Operations from July through December 2006.

Prior to joining the company, he served from March 2003 to July 2006 as senior vice president of operations for United Surgical Partners International, Inc. (“USPI”), an owner and operator of short-stay surgical facilities. Prior to March 2003, Mr. Tulloch spent seven years with OrthoLink Physicians Corporation, a subsidiary of USPI specializing in orthopaedic practice management and ancillary development. Mr. Tulloch served in various capacities for Ortholink, including as president and chief operating officer. Mr. Tulloch holds an M.B.A. from the Massey School at Belmont University, a M.Ed. from Vanderbilt University, and a B.S. from Middle Tennessee State University.
     Dirk O. Wales, M.D., age 50, was recently appointed as Senior Vice President and Chief Medical Officer of the company in February 2008. Dr. Wales had served as Chief Clinical Officer of the company since July 2007 and as Senior Medical Director of the company’s Texas health plan since February 2003. For over four years prior to joining the company, Dr. Wales served as chief medical officer of NAMM. Dr. Wales obtained an M.D. and a Psy.D. from Wright State University and a B.S. from Emory University.
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
Risks Related to Our Industry
Reductions or Less Than Expected Increases in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums paid to our PDP, accounted for approximately 94% of our total revenue for the year ended December 31, 2007. As a consequence, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Some members of Congress have proposed significant cuts in payments to Medicare Advantage plans. In addition, continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints that result in changes in the Medicare program, including with respect to funding, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and our revenues and profitability.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005, 75% in 2006, and 100% in 2007. Because 100% of Medical Advantage premiums are now risk-based, it is difficult to predict with certainty our future revenue or profitability.
     In addition, CMS establishes premium payments to Medicare plans generally at the beginning of the calendar year and then adjusts premium levels on two separate occasions during the year on a retroactive basis. The first such adjustments updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As of January 2008, the Company is estimating and recording on a monthly basis both such adjustments. As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.
     On February 22, 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between Medicare fee-for-service and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. CMS acknowledged that this discrepancy could be explained by a number of reasons, including that beneficiaries enrolled in Medicare Advantage plans could be getting sicker faster than beneficiaries in Medicare fee-for-service. CMS’s study also tried to neutralize the impact of fee-for-service “joiners,” that were primarily new entrants to Medicare, and “leavers,” noting that high-risk decedents represented a larger component of fee-for-service than Medicare Advantage enrollees. Even focusing on “stayers” (CMS parlance for those persons who were enrolled either in the same Medicare Advantage plan or in Medicare fee-for-service during the study periods), CMS found that the overall risk scores of Medicare Advantage stayers increased more than those of fee-for-service stayers. Accordingly, CMS is considering a negative adjustment to the risk scores of enrollees, and a corresponding decrease in premiums, in Medicare Advantage plans for which the differences between a plan’s increase in risk scores and the increase in fee-for-service risk scores was two or more times the industry average. The company is in the early stages of evaluating the CMS study and its potential impact on the company’s Medicare Advantage plans and, until CMS releases more information, the company will not be able to determine whether any of its plans will be subject to a negative adjustment in premiums. CMS’s final recommendations are expected in early April 2008. If any of the company’s plans are subject to a risk score adjustment, such adjustment, depending on its size, could have an adverse impact on the affected plan’s results of the operations.

     Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment favorably impacted payments to Medicare Advantage plans. In February 2006, the President signed legislation that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk adjusted payments made to Medicare Advantage plans. These legislative changes have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ premiums will be reduced over the phase-out period unless our risk scores increase in a manner sufficient, when considered together with inflation-related increases in rates, to offset the elimination of this adjustment. Although our plans’ risk scores have increased historically, there is no assurance that the increases will continue or, if they do, that they will be large enough to offset the elimination of this adjustment.
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
A Recent Federal Moratorium Could Reduce the Profitability of our SNP’s, and the Statutory Authority for SNP’s Could Expire.
     The United States Congress and President have recently enacted legislation that prohibits CMS from designating additional SNP’s and that prohibits existing SNP’s from enrolling individuals outside of the SNP’s existing geographic areas through December 31, 2009. These restrictions could adversely impact our operating results. In addition, under current law, CMS’s authority to designate SNP’s expires on December 31, 2009. Unless Congress and the President act to change this law, CMS may not be able to renew our SNP contracts after December 31, 2009. Failure to renew our SNP contracts could adversely impact our operating results.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 Made Changes to the Medicare Program That Materially Impacted Our Operations and Increased Competition for Members.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA increased competition, created challenges for us with respect to educating our existing and potential members about the changes, and may create other substantial and potentially adverse risks, including the following:
     Increased competition could adversely affect our enrollment and results of operations.
•	The MMA increased reimbursement rates for Medicare Advantage plans, which we believe has increased the number of plans that participate in the Medicare program and created additional competition. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, have established PDPs that compete with some of our Medicare programs.

•	Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including private fee-for-service, or PFFS plans and regional preferred provider organizations, or PPOs. Medicare PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than Medicare Advantage HMOs such as ours allow, which typically require members to coordinate care through a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. There can be no assurance that PFFS plans and regional Medicare PPOs in our service areas will not continue to adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.

     The limited annual enrollment process has limited our ability to market our products.
Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of the MMA have restricted our growth as they have limited our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment periods.
     The competitive bidding process may adversely affect our profitability.
Payments for local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer without a corresponding increase in premiums. As a result of the competitive bidding process, in order to maintain our current level of profitability we may be, and in some limited cases have been, required to reduce benefits or charge our members an additional premium, either of which could make our health plans less attractive to members and adversely affect our membership.
We derive a significant portion of our Medicare revenue from our PDP operations, and legislative or regulatory actions, economic conditions, or other factors that adversely affect those operations could materially reduce our revenue and profits.
     We may be unable to sustain our PDP operation’s profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could adversely affect our PDP operations include:
•	Congress may make changes to the Medicare program, including changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenue or medical expense or plans for growth.

•	We are making actuarial assumptions about the utilization of prescription drug benefits in our MA-PD plans and our PDPs. We cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•	Substantially all of our PDP membership is the result of CMS’s auto-assignment of dual-eligible beneficiaries in regions where our Part D premium bids are below CMS benchmarks. In general, our premium bids are based on assumptions regarding PDP enrollment, utilization, drug costs, and other factors. For 2008, our bid was below the benchmark in 31 of the 34 CMS regions. Our continued participation in the Part D program is conditional on our meeting certain contractual performance standards and otherwise complying with CMS regulations governing our operating compliance. If our future Part D premium bid is not below CMS’s threshold, or if CMS determines we have not met contractual or regulatory performance standards, we risk losing PDP members who were previously assigned to us and we will not have additional PDP members auto-assigned to us.

•	Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP. Medicare beneficiaries who are not dually eligible will be able to change PDPs during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDPs, and we may not be able to attract new PDP members.

•	In February 2007, the U.S. House of Representatives’ Committee on Oversight and Government Reform sent a letter to a number of Medicare plans requesting copies of information submitted by the plans to CMS relating to, among other things, Part D plan profits and administrative costs; discounts, rebates, and other price concessions from drug manufacturers and pharmacies; and concessions passed through to beneficiaries. Although we did not receive a similar letter, we expect it is a precursor to hearings and further congressional investigation into Part D related profits, and perhaps into the profitability of Medicare managed care plans, generally.
Financial accounting for the Medicare Part D benefits is complex and requires difficult estimates and assumptions.
•	The MMA provides for “risk corridors” that are designed to limit to some extent the gains or losses MA-PDs or PDPs would incur if their costs turned out to be lower or higher than those in the plans’ bids submitted to CMS. For 2006 and 2007, drug plans bore all gains and losses up to 2.5% of their expected costs, but retained 25% of the gain or were reimbursed for 25% of the loss between 2.5% and 5%, and 20% of gains and losses in excess of 5%. The company will settle with CMS on amounts related to the risk corridor adjustments and prepaid subsidies in 2008 as part of a final settlement of Part D payments for the 2007 plan year. In 2008, health plans assume a greater amount of risk pursuant to the risk corridors. In 2008, Medicare drug plans will bear all gains and losses of up to 5% of their expected costs and will retain 50% of the gains or be reimbursed 50% of the loss between 5% and 10% and will retain 20% of the gain or be reimbursed 20% of the loss in excess of 10%.

•	The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product and the estimates related thereto, may lead to variability in our reporting of quarter-to-quarter earnings and to uncertainty among investors and research analysts following the company as to the impacts of our Medicare Part D plans on our full year results.
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
     Our health plans are operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we operate that has adopted risk-based capital requirements. Regardless whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to maintain additional statutory capital. For example, in connection with its order approving our acquisition of LMC Health Plans, the Florida Office of Insurance Regulation has required LMC Health Plans to maintain until September 2010 at least 115% of the statutory surplus otherwise required by Florida law. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.
If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Additional Indebtedness to Fund These Strategies.
     Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the HMO meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving a dividend is not always clearly defined. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy. Alternatively, we could be required to incur additional indebtedness to fund these strategies.
Corporate Practice of Medicine and Fee-Splitting Laws May Govern Our Business Operations, and Violation of Such Laws Could Result in Penalties and Adversely Affect Our Arrangements With Contractors and Our Profitability.
     In several states, we must comply with laws known as the corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. In general, health maintenance organizations are exempt from laws prohibiting the corporate practice of medicine in many states due to the integrated nature of the delivery system. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.
     In general, we perform only non-medical administrative and business services for physicians and physician groups. We do not represent that we offer medical services, and we do not exercise control over the practice of medical care by providers with whom we contract. We do, however, monitor medical services to ensure they are provided in a high quality cost effective manner and reimbursed within the appropriate scope of licensure. In addition, we have developed close relationships with our network providers that include our review and monitoring of the coding of medical services provided by those providers. We also have compensation arrangements with providers that may be based on a percentage of certain provider fees and in certain cases our network providers have agreed to exclusivity arrangements. In each case, we believe we have structured these and other arrangements on a basis that complies with applicable state law, including the corporate practice of medicine and fee-splitting laws.

     Despite our structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability, and we could be subject to civil or, in some cases, criminal, penalties.
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
     We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we are unable to support unique identifiers and electronic healthcare claims and payment transactions that comply with the electronic data transmission standards established under HIPAA, we may be subject to penalties and operations may be adversely impacted. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.
Risks Related to Our Business
If Our Medicare Contracts Are Not Renewed or Are Terminated, Our Business Would Be Substantially Impaired.
     We provide services to our Medicare eligible members through our Medicare Advantage health plans and PDP pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully rebid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired.
Because Our Premiums, Which Generate Most of Our Revenue, Are Established by Contract and Cannot Be Modified During the Contract Terms, Our Profitability Will Likely Be Reduced or We Could Cease to Be Profitable if We Are Unable to Manage Our Medical Expenses Effectively.
     Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by contracts with CMS for our Medicare Advantage plans and PDP or by contracts with our commercial customers, all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our MLR can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
     Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:
•	an increase in the cost of healthcare services and supplies, including prescription drugs, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services, particularly in-patient hospital services;

•	periodic renegotiation of hospital, physician, and other provider contracts;

•	changes in the demographics of our members and medical trends affecting them;

•	new mandated benefits or other changes in healthcare laws, regulations, and practices;

•	new treatments and technologies;

•	consolidation of physician, hospital, and other provider groups;

•	contractual disputes with providers, hospitals, or other service providers; and

•	the occurrence of catastrophes, major epidemics, or acts of terrorism.
     Because of the relatively high average age of the Medicare population, medical expenses for our Medicare Advantage plans may be particularly difficult to control. We attempt to control these costs through a variety of techniques, including capitation and other risk-sharing payment methods, collaborative relationships with primary care physicians and other providers, advance approval for hospital services and referral requirements, case and disease management and quality assurance programs, preventive and wellness visits for members, information systems, and reinsurance. Despite our efforts and programs to manage our medical expenses, we may not be able to continue to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may not remain profitable.
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
Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Attract or Retain Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products (including PDPs and PFFS plans), new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Financial Corp. In addition, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose PFFS plans and stand-alone PDPs have been attracting our Medicare Advantage and PDP members. As a result of the foregoing factors, among others, we experienced disenrollments from our plans during 2007 that were comparable to 2006 but in both years were at rates higher than we previously experienced or anticipated. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to attract and retain members in our health plans as a result of such competition could adversely affect our results of operations.
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
     Our Texas operations comprised 24% of our Medicare Advantage members and 24% of our total revenue for the year ended December 31, 2007 (assuming the revenue of LMC Health Plans had been included for all of 2007). A significant proportion of our providers in our Texas market are affiliated with RPO, a large group of independent physician associations. As of December 31, 2007, physicians associated with RPO served as the primary care physicians for approximately 77% of our members in our Texas market. Our agreements with RPO generally have a term expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care of our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This would result in loss of membership assuming that not all members would accept the reassignment to a new primary care physician. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
     As of December 31, 2007, our LMC Health Plans subsidiary comprised 17% of our Medicare Advantage membership and 18% of our total revenue for the quarter then ended. A substantial portion of the medical services provided to our LMC Health Plans' members is provided by LMC pursuant to a long-term medical services agreement. Any material breach or other material non-performance by LMC of its obligations to us under the medical services agreement could result in a significant disruption in the medical services provided to our Florida plan members, for which we would have no immediately acceptable alternative service provider, and which would adversely affect our results of operations. In addition, the medical services agreement could be terminated by LMC for cause or in connection with certain changes in control of the Florida plan.

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
     Opportunistic acquisitions of contract rights and other health plans are an important element of our growth strategy. We may be unable to identify and complete appropriate acquisitions in a timely manner and in accordance with our or our investors’ expectations for future growth. The market price of businesses that operate Medicare Advantage plans has generally increased recently, which may increase the amount we are required to pay to complete any future acquisitions. Some of our competitors have greater financial resources than we have and may be willing to pay more for these businesses. In addition, we are generally required to obtain regulatory approval from one or more state agencies when making acquisitions, which may require a public hearing, regardless whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for these acquisitions on terms favorable to us, or at all.
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
     Additionally, with respect to the recently completed acquisition of LMC Health Plans, our integration and execution risks in addition to those outlined above include:
•	our inexperience in the highly penetrated and competitive South Florida Medicare Advantage market;

•	the ability of LMC to successfully operate and expand its medical clinics, and our ability to successfully operate and otherwise manage our anticipated growth under the terms of our long-term, exclusive, clinic-model medical services agreement with LMC; and

•	our inexperience in the operation of a clinic-model-dependent HMO generally.
     For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership and incur debt that would restrict our cash flow, as we have in the acquisition of LMC Health Plans. We may also assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
Our Substantial Debt Obligations Pursuant to the New Credit Agreement Could Restrict Our Operations.
     In connection with the acquisition of LMC Health Plans, we entered into a new credit facility (the “New Credit Agreement”). Borrowings of $300.0 million under the New Credit Agreement, together with our available cash on hand, were used to fund the acquisition and expenses related thereto. As of December 31, 2007, $296.25 million of debt was outstanding under the term loan facility of the New Credit Agreement. The $100.0 million revolving credit facility under the New Credit Agreement is currently undrawn. Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the company and its non-HMO subsidiaries, including a pledge by the company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
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
     Our ability to maintain specified financial and operating ratios and operate within the contractual limitations can be affected by a number of factors, many of which are beyond our control, and we cannot assure you that we will be able satisfy them.
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
We Are Dependent Upon Our Executive Officers and the Loss of Any One or More of These Officers and Their Managed Care Expertise Could Adversely Affect Our Business.
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
     The U.S. Department of Health and Human Services Office of the Inspector General, Office of Audit Services, or OIG, is conducting a national review of Medicare Advantage plans to determine whether they used payment increases consistent with the requirements of the MMA. Under the MMA, the bidding process requires that payment increases be used to cover increased medical costs, reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or stabilize or enhance access. We cannot assure you that the findings of an audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations. In addition, private citizens, acting as whistleblowers, are entitled to bring enforcement actions under a special provision of the federal False Claims Act.
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
     Because of our status as a public company, we are required to enhance and test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. Our financial and management control systems include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management’s assessment of our internal controls over financial reporting and the audit opinion of the company’s independent registered accounting firm as to the effectiveness of our controls is first required in connection with our filing of this Annual Report on Form 10-K. If we are unable to maintain that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Anti-takeover Provisions in Our Organizational Documents and State Insurance Laws Could Make an Acquisition of Us More Difficult and May Prevent Attempts by Our Stockholders to Replace or Remove Our Current Management.
     Provisions of our amended and restated certificate of incorporation and our second amended and restated bylaws may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease office space in the following locations which includes space for our corporate headquarters and for our health plans:

Location	Square footage	Expiration Date
Nashville, Tennessee	140,690	December 2010
Franklin, Tennessee	23,654	December 2014
Various Other Tennessee cities	20,298	various
Birmingham, Alabama	71,923	April 2016
Various Other Alabama cities	19,958	various
Houston, Texas	64,782	October 2010
Various Other Texas cities	6,488	various
Chicago, Illinois	10,604	December 2010
Hattiesburg, Mississippi	1,944	December 2010
     The company’s Florida HMO subsidiary currently shares office space with LMC pursuant to an office space agreement entered into as part of the company’s acquisition of the LMC Health Plans. We anticipate that our Florida operations will be relocated on or about March 15, 2008 to approximately 16,000 square feet of office space leased from an independent third party.
     We believe our facilities are adequate for our present and currently anticipated needs.

Item 3. Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material to our financial condition and results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our HMO subsidiaries’ contractual relationships with providers and members, and claims relating to marketing practices of sales representatives that are employed by, or independent contractors to, our HMO subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
     Our common stock is listed on the New York Stock Exchange, or NYSE, under the trading symbol “HS.”
     The following table sets forth the quarterly ranges of the high and low sales prices of the common stock on the NYSE during the calendar periods indicated.

	2007
	High	Low
First Quarter	$24.49	$19.03
Second Quarter	25.33	17.92
Third Quarter	20.50	15.28
Fourth Quarter	21.38	17.08

	2006
	High	Low
First Quarter (beginning February 3)	$24.19	$16.61
Second Quarter	19.42	15.41
Third Quarter	22.44	16.66
Fourth Quarter	22.62	17.73
     The last reported sale price of our common stock on the NYSE on February 27, 2008 was $18.78, and we had approximately 216 holders of record of our common stock on such date.
Dividends
     We have not declared or paid any cash dividends on our common stock since our organization in March 2005. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business, and therefore we do not anticipate paying cash dividends in the foreseeable future. Our New Credit Agreement restricts our ability to declare cash dividends on our common stock. Our ability to pay dividends is also dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate, as well as the requirements of CMS relating to the operations of our Medicare health plans. Any future determination to declare and pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and the other limitations described above.
Issuer Purchases of Equity Securities
     In June 2007, the company’s board of directors authorized a stock repurchase program to repurchase up to $50.0 million of the company’s common stock over the succeeding twelve months in open market transactions or through privately negotiated transactions. The New Credit Agreement permits the company’s repurchase of up to $50.0 million in common stock, subject to certain limitations relating to minimum liquidity requirements and sources of funds for the repurchases. As of December 31, 2007, the company had not repurchased any common stock under the program. In addition, the company did not repurchase any shares of its common stock in any other transaction during the fourth quarter of 2007. As of February 27, 2008, the company had repurchased 478,500 shares of common stock during 2008 at an average price of $18.55 per share in open market transactions pursuant to the stock repurchase program.

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
     The Peer Group Index consists of the following companies, which is a group of companies in the healthcare services industry of comparable market capitalization that we have used to assist in evaluating the competitiveness of our executive compensation plans and policies: Amerigroup Corporation, AmSurg Corp., Apria Healthcare Group Inc., Centene Corporation, Emergency Medical Services Corporation, Healthways, Inc., Lifepoint Hospitals, Inc., Magellan Health Services, Inc., Pediatrix Medical Group, Inc., Psychiatric Solutions, Inc., Sierra Health Services, Inc., Universal American Financial Corp., and WellCare Health Plans, Inc. In the Form 10-K we filed for the fiscal year ending December 31, 2006, United Surgical Partners International, Inc. was a member of our peer group, but was subsequently acquired in 2007 and is no longer publicly traded. As a result, we have deleted them from our peer group.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among HealthSpring, Inc., The S&P 500 Index
And a Peer Group

	2/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07
HealthSpring, Inc	100.00	84.67	85.30	87.58	92.58	107.14	86.72	88.72	86.67
S&P 500	100.00	101.52	100.06	105.73	112.81	113.53	120.66	123.11	119.01
Peer Group	100.00	105.31	106.01	105.16	116.36	125.67	124.91	131.88	120.53

Item 6. Selected Financial Data
     The following tables present selected historical financial data and other information for the company and its predecessor, NewQuest, LLC. We derived the selected historical statement of income, cash flow, and balance sheet data as of and for the years ended December 31, 2003, and 2004 and for the period from January 1, 2005 to February 28, 2005 from the audited consolidated financial statements of NewQuest, LLC and as of and for the period from March 1, 2005 to December 31, 2005 and the years ended December 31, 2006, and 2007 from the audited consolidated financial statements of the company. The audited consolidated financial statements and the related notes to the audited consolidated financial statements of NewQuest, LLC and the company as of December 31, 2006 and 2007, for the combined twelve month period ended December 31, 2005, and the years ended December 31, 2006, and 2007 together with the related report of our independent registered public accounting firm are included elsewhere in this report. We derived the selected balance sheet data as of February 28, 2005 from the unaudited consolidated financial statements of NewQuest, LLC.
     The selected consolidated financial data and other information set forth below should be read in conjunction with the consolidated financial statements included in this report and the related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	HealthSpring, Inc.			HealthSpring,		Predecessor
	Year Ended December 31,			Inc		Year Ended December 31,
				Period from		Period from
			Combined	March 1, 2005		January 1,
			Twelve Months	to		2005 to
			Ended December	December 31,		February 28,
	2007(1)	2006	31, 2005(2)	2005(3)		2005(3)	2004(4)	2003(5)
	(dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare premiums	$1,479,576	$1,149,844	$705,677	$610,913		$94,764	$433,729	$240,037
Commercial premiums	46,648	120,504	126,872	106,168		20,704	146,318	120,877

Total premiums	1,526,224	1,270,348	832,549	717,081		115,468	580,047	360,914
Management and other fees	24,601	26,688	20,416	16,955		3,461	17,919	11,054
Investment income	23,943	11,920	3,798	3,337		461	1,449	695

Total revenue	1,574,768	1,308,956	856,763	737,373		119,390	599,415	372,663

Operating expenses:
Medical expense:
Medicare expense	1,187,331	900,358	553,084	478,553		74,531	338,632	187,368
Commercial expense	38,662	108,168	107,095	90,783		16,312	124,743	104,164

Total medical expense	1,225,993	1,008,526	660,179	569,336		90,843	463,375	291,532
Selling, general and administrative	186,154	156,940	111,854	97,187		14,667	68,868	50,576
Transaction expense	—	—	10,941	4,000		6,941	—	—
Phantom stock compensation	—	—	—	—		—	24,200	—
Depreciation and amortization	16,220	10,154	7,305	6,990		315	3,210	2,361
Impairment of intangible assets	4,537	—	—	—		—	—	—
Interest expense	7,466	8,695	14,511	14,469		42	214	256

Total operating expenses	1,440,370	1,184,315	804,790	691,982		112,808	559,867	344,725

Equity in earnings of unconsolidated affiliates	357	309	282	282		—	234	2,058
Income before minority interest and income taxes	134,755	124,950	52,255	45,673		6,582	39,782	29,996
Minority interest	—	(303)	(3,227)	(1,979)		(1,248)	(6,272)	(5,519)

Income before income taxes	134,755	124,647	49,028	43,694		5,334	33,510	24,477
Income tax expense	(48,295)	(43,811)	(19,772)	(17,144)		(2,628)	(9,193)	(5,417)

Net income	86,460	80,836	29,256	26,550		2,706	24,317	19,060
Preferred dividends	—	(2,021)	(15,607)	(15,607)		—	—	—

Net income available to common stockholders and members	$86,460	$78,815	$13,649	$10,943		$2,706	$24,317	$19,060

Net income per unit:
Basic	—	—	—	—		$0.55	$5.31	$4.67

Diluted	—	—	—	—		$0.55	$5.31	$4.67

Weighted average units outstanding:
Basic	—	—	—	—		4,884,176	4,578,176	4,078,176

Diluted	—	—	—	—		4,884,176	4,578,176	4,078,176

Net income per common share available to common stockholders:
Basic	$1.51	$1.44	$—	$0.34		$—	$—	$—

Diluted	$1.51	$1.44	—	$0.34		—	—	—

Weighted average common shares outstanding:
Basic	57,249,252	54,617,744	—	32,173,707		—	—	—

Diluted	57,348,196	54,720,373	—	32,215,288		—	—	—

Cash Flow Data:
Capital expenditures	$15,886	$7,177	$2,802	$2,653		$149	$2,512	$3,198
Cash provided by (used in):
Operating activities	72,752	167,621	72,103	57,139		14,964	24,665	63,392
Investing activities	(389,195)	(336)	(276,346)	(270,877	)(6)	(5,469)	(34,615)	42,647
Financing activities	302,090	61,073	322,935	323,823	(6)	(888)	(23,311)	(11,750)

	(dollars in thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$324,090	$338,443	$110,085	$110,085		$76,441	$67,834	$101,095
Total assets	1,351,073	842,645	591,838	591,838		157,350	142,674	132,420
Total long-term debt, including current maturities	296,250	—	188,526	188,526		5,358	5,475	6,175
Stockholders’/members’ equity	671,355	575,282	260,544	260,544		58,131	55,435	22,969

Operating Statistics:
Medical loss ratio — Medicare Advantage (7)	79.7%	78.8%	78.4%	78.3%		78.7%	78.1%	78.1%
Medical loss ratio — Commercial (7)	82.9%	89.8%	84.4%	85.5%		78.8%	85.3%	86.2%
Medical loss ratio — PDP (7)	86.3%	73.4%	—	—		—	—	—
Selling, general and administrative expense ratio(8)	11.8%	12.0%	13.1%	13.2%		12.3%	11.5%	13.6%
Members — Medicare Advantage (9)	153,197	115,132	101,281	101,281		69,236	63,792	47,899
Members — Commercial (9)	11,801	31,970	41,769	41,769		40,523	48,380	54,280
Members — PDP(9)	139,212	88,753	—	—		—	—	—

(1)	The financial and statistical information for the year ended December 31, 2007 includes the results of the Leon Medical Centers Health Plans, Inc. from October 1, 2007, the date acquired by the company and the effect of the company’s recording final retroactive rate settlement premiums and related risk sharing medical expenses for both the 2006 and 2007 plan years.

(2)	The combined financial information for the twelve months ended December 31, 2005 includes the results of operations of NewQuest, LLC, for the period from January 1, 2005 through February 28, 2005 and the results of operations of the company for the period from March 1, 2005 through December 31, 2005. The combined financial information is for illustrative purposes only, reflects the combination of the two-month period and the ten month period to provide a comparison with the twelve month periods, and is not presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

(3)	On November 10, 2004, NewQuest, LLC and its members entered into a purchase and exchange agreement with the company as part of a recapitalization. Pursuant to this agreement and a related stock purchase agreement, on March 1, 2005, the GTCR Funds and certain other persons contributed $139.7 million of cash to the company and the members of NewQuest, LLC contributed a portion of their membership units in exchange for preferred and common stock of the company. Additionally, we entered into a $165.0 million term loan, with an additional $15.0 million available pursuant to a revolving loan facility, and issued $35.0 million of subordinated notes. We used the cash contribution and borrowings to acquire the members’ remaining membership units in NewQuest, LLC for approximately $295.4 million in cash. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs. Additionally, the company incurred $6.3 million of deferred financing costs. In addition, NewQuest, LLC incurred $6.9 million of transaction costs which were expensed during the two-month period ended February 28, 2005 and the company incurred $4.0 million of transaction costs that were expensed during the ten-month period ended December 31, 2005. The transactions resulted in the company recording $315.0 million in goodwill and $91.2 million in identifiable intangible assets.

(4)	On January 1, 2004, the minority members of TennQuest Health Solutions, LLC, or TennQuest, an 84.375% owned subsidiary of NewQuest, LLC, converted their ownership of TennQuest into 500,000 membership units in NewQuest, LLC, and on February 2, 2004 TennQuest was merged into NewQuest, LLC. Effective December 31, 2004, holders of phantom membership units in NewQuest, LLC converted their phantom units into 306,000 membership units of NewQuest, LLC. In connection with the conversion, the company recognized phantom stock compensation expense of $24.2 million.

(5)	On April 1, 2003, TennQuest exercised an option to acquire an additional 33% interest in HealthSpring Management, Inc., or HSMI, from another shareholder of HSMI. As a result of the acquisition of these shares, the company held 83% of the ownership interests in HSMI and consolidated the results of operations of HealthSpring of Tennessee with the company’s operations for the period from April 1, 2003. Prior to April 1, 2003, the company accounted for its ownership interest in HSMI under the equity method. On December 19, 2003, HSMI and HealthSpring USA, LLC each redeemed certain of their outstanding ownership interests, which resulted in the company owning 84.8% of the outstanding ownership interests of HSMI and HealthSpring USA, LLC at December 31, 2003.

(6)	A substantial portion of the cash flows for investing and financing activities for the ten-month period ended December 31, 2005 relate to the recapitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Recapitalization.”

(7)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(8)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(9)	As of the end of each period presented.

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
2007 Highlights
•	We acquired LMC Health Plans, which had approximately 25,800 members at the date of acquisition on October 1, 2007.

•	Organic Medicare Advantage membership in 2007 increased 10.5% over the prior year.

•	Effective January 1, 2007, we began operation as a national PDP plan.

•	Our diluted EPS was $1.51 for 2007 compared with $1.44 for 2006.

•	Medicare premium revenue for 2007 was $1.5 billion; an increase of 28.7% over 2006 results.

•	Medicare Advantage (including MA-PD) premiums were $1.4 billion for 2007, reflecting an increase of 30.1% over the prior year. Stand-alone PDP premiums increased $14.6 million, or 14.4%, to $116.0 million in 2007.

•	Total cash and cash equivalents at December 31, 2007 was $324.1 million, including cash of $36.2 million held at unregulated subsidiaries.

Acquisition of Leon Medical Centers Health Plans
     On October 1, 2007, we completed the acquisition of all of the outstanding capital stock of LMC Health Plans pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 26,000 members. Pursuant to the Stock Purchase Agreement, we acquired LMC Health Plans for $355.0 million in cash and contingent consideration of 2,666,667 shares of HealthSpring common stock, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the purchase agreement. As part of the transaction, we entered into an exclusive long-term provider contract (“the “Leon Medical Services Agreement”) with LMC. LMC operates five Medicare-only medical clinics located in Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic Medicare-eligible community of South Florida. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at our option.
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
Public Offerings
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
     Prior to the recapitalization, approximately 15% of the ownership interests in two of our Tennessee management subsidiaries and approximately 27% of the membership interests of our Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, we purchased all of the minority interests in our Tennessee subsidiaries and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximately 9% ownership interest. Following a private placement in June 2005, and as of December 31, 2005, the outside investors owned an approximately 15.9% interest in Texas HealthSpring,

LLC, which interest was automatically exchanged, without additional consideration, for 2,040,194 shares of our common stock immediately prior to the IPO.
     For purposes of comparing our 2005 twelve-month results with the comparable 2007 and 2006 periods, we have combined the results of operations of the predecessor from January 1, 2005 through February 28, 2005 and of the company for the period from March 1, 2005 through December 31, 2005. This combined presentation is not in accordance with GAAP; however, we believe it is useful in analyzing and comparing certain of our operating trends for the last three fiscal years. The combined and consolidated results of operations include the accounts of HealthSpring, Inc. and all of its subsidiaries. Significant intercompany accounts and transactions have been eliminated.
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
     Premiums for our Medicare and commercial products are generally fixed by contract in advance of the period during which health care is covered. Each of our Medicare plans submits rate proposals to CMS, generally by county or service area, in June for each Medicare product that will be offered beginning January 1 of the subsequent year. Retroactive rate adjustments are made periodically with respect to each of our Medicare plans based on the aggregate health status and risk scores of our plan populations. For a further explanation of the company’s accounting for retroactive risk payments, see “—Risk Adjustment Payments” section below. Our commercial premium rates are generally fixed for the plan year, in most cases beginning January 1.
     As with our traditional Medicare Advantage plans, we provide written bids to CMS for our Part D plans, which include the estimated costs of providing prescription drug benefits over the plan year. Premium payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for our MA-PD and PDP plan is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or our refunding to CMS a portion of the premium payments we previously received. We estimate and recognize adjustments to premium revenue related to estimated risk corridor payments as of each quarter end based upon our actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period. We account for estimated risk corridor settlements with CMS on our balance sheet and as an operating activity in our statement of cash flows. Actual risk corridor payments upon final settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
     Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, resulting in fluctuations in quarterly MA-PD and PDP earnings. As a result of product features such as co-payments and deductibles, the coverage gap, risk corridors, and reinsurance, we incur a disproportionate amount of prescription drug costs in the first half of the year. As a result, our Part D-related earnings increase in the second half of the year as compared to the first half of the year.
     Certain Part D-related payments we receive from CMS represent payments for claims that we pay on behalf of CMS for which we assume no risk. We account for these payments as funds held for the benefit of members on our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these payments as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.

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
     Investment Income. Investment income consists of interest income and gross realized gains and losses from sales of available-for-sale investments and discount amortization and interest on held-to-maturity securities.
Medical Expense
     Our largest expense is the cost of medical services we arrange for our members, or medical expense. Medical expense for our Medicare and commercial plans primarily consist of payments to physicians, hospitals, pharmacies, and other health care providers for services and products provided to our Medicare and commercial members. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some or all of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of the medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios. Pharmacy cost represents payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective manufacturers.
     One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Relatively small changes in the ratio of our medical expenses relative to the premium we receive can result in significant changes in our financial results. Changes in the MLR from period to period result from, among other things, changes in Medicare funding or commercial premiums, changes in benefits offered by our plans, our ability to manage medical expense, changes in accounting estimates related to incurred but not reported, or IBNR, claims, and our Part-D-related earnings relative to CMS’ risk corridors. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare Advantage, PDP and commercial MLRs separately.

Results of Operations
Percentage Comparisons
     The following table sets forth the consolidated and combined statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Year Ended December 31,
	2007		2006		2005 (combined)
Revenue:
Premium:
Medicare premiums	$1,479,576	93.9%	$1,149,844	87.9%	$705,677	82.4%
Commercial premiums	46,648	3.0	120,504	9.2	126,872	14.8

Total premium revenue	1,526,224	96.9	1,270,348	97.1	832,549	97.2
Management and other fees	24,601	1.6	26,688	2.0	20,416	2.4
Investment income	23,943	1.5	11,920	0.9	3,798	0.4

Total Revenue	1,574,768	100.0	1,308,956	100.0	856,763	100.0

Operating expenses:
Medical expense:
Medicare expense	$1,187,331	75.4	900,358	68.7	553,084	64.5
Commercial expense	38,662	2.5	108,168	8.3	107,095	12.5

Total medical expense	1,225,993	77.9	1,008,526	77.0	660,179	77.0
Selling, general and administrative	186,154	11.8	156,940	12.0	122,795	14.4
Depreciation and amortization	16,220	1.0	10,154	0.8	7,305	0.8
Impairment of intangible assets	4,537	0.3	—	—	—	—
Interest expense	7,466	0.5	8,695	0.7	14,511	1.7

Total operating expenses	1,440,370	91.5	1,184,315	90.5	804,790	93.9

Income before equity in earnings of unconsolidated affiliates, minority interest and income taxes	134,398	8.5	124,641	9.5	51,973	6.1
Equity in earnings of unconsolidated affiliates	357	0.1	309	—	282	—

Income before minority interest and income taxes	134,755	8.6	124,950	9.5	52,255	6.1
Minority interest	—	—	(303)	—	(3,227)	(0.4)

Income before income taxes	134,755	8.6	124,647	9.5	49,028	5.7
Income tax expense	(48,295)	(3.1)	(43,811)	(3.3)	(19,772)	(2.3)

Net income	86,460	5.5	80,836	6.2	29,256	3.4
Preferred dividends	—	—	(2,021)	(0.2)	(15,607)	(1.8)

Net income available to common stockholders or members	$86,460	5.5%	$78,815	6.0%	$13,649	1.6%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership, by state, as of the dates indicated.

	December 31,
	2007	2006	2005
Medicare Advantage Membership
Tennessee	50,510	46,261	42,509
Texas	36,661	34,638	29,706
Alabama	30,600	27,307	24,531
Florida(1)	25,946	—	—
Illinois	8,639	6,284	4,166
Mississippi	841	642	369

Total	153,197	115,132	101,281

Medicare Stand-Alone PDP Membership	139,212	88,753	—

Commercial Membership(2)
Tennessee	11,046	29,341	29,859
Alabama	755	2,629	11,910

Total(3)	11,801	31,970	41,769

(1)	The company acquired LMC Health Plans on October 1, 2007. As of the acquisition date the health plan had approximately 25,800 Medicare Advantage members and no PDP or commercial members.

(2)	Does not include members of commercial PPOs owned and operated by unrelated third parties that pay us a management fee for access to our contracted provider network.

(3)	Commercial membership has declined since 2005 as a result of the non-renewal by employers in Tennessee and Alabama.
     Medicare Advantage. Our Medicare Advantage membership increased by 33.1% to 153,197 members at December 31, 2007 as compared to 115,132 members at December 31, 2006. The increase was principally attributable to the addition of 25,946 members as a result of the acquisition of LMC Health Plans and to 10.5% organic growth in membership in our existing core markets through increased penetration in existing service areas. Medicare Advantage (including MA-PD) membership as of January 1, 2008 was 151,671 reflecting decreases in two of our markets as a result of exiting certain poorer performing counties and discontinuing certain product offerings.
     Stand-Alone PDP. Stand-alone PDP membership increased by 56.9% to 139,212 at December 31, 2007 as compared to 88,753 members at December 31, 2006. The increase was principally attributable to additional auto-assignment by CMS of membership. In 2006, we offered prescription drug benefits to our Medicare Advantage plan members. Effective January 1, 2007, we began operations as a national PDP plan. PDP membership as of January 1, 2008 was approximately 254,000 as a result of an additional auto-assignment by CMS of membership in the California and New York regions effective as of the start of the year. We expect monthly increases to PDP membership throughout 2008 as a result of additional auto-assignments from CMS. We do not actively market our PDP and have relied for membership on CMS auto-assignments of dual-eligible beneficiaries.
     Commercial. Our commercial HMO membership declined from 31,970 members at December 31, 2006 to 11,801 members at December 31, 2007, or by 63.1%, primarily as a result of the non-renewal by employers in Alabama and Tennessee. Total commercial membership as of January 1, 2008 was 3,418.
Risk Adjustment Payments
     Our Medicare premium revenue is subject to adjustment based on the health risk of our members under CMS’s risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). During 2006, we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. Similarly in the fourth quarter of 2007 the company accrued for the estimated 2007 Final CMS Settlement as such amount was reasonably estimable. The Final CMS Settlement for 2006 was recorded during the second quarter of 2007 when payment notification was received from CMS. As of January 2008, we will estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnoses code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.
     The following schedule includes premiums, medical costs, and medical loss ratio statistics as adjusted for the following items:
•	Adjustments to reflect in 2006 the 2006 final risk-adjustment payment from CMS of $14.8 million and the related risk-sharing costs, which were recorded in 2007 results.

•	Adjustments to reflect in 2005 the 2005 final payment from CMS of $5.7 million and related risk-sharing costs, which were recorded in 2006 results.

•	Adjustments to exclude from 2005 results the 2004 final payment from CMS of $1.6 million and related risk-sharing costs, which were recorded in 2005, as such amounts related to fiscal 2004.
     The following schedule is included herein to assist in understanding our operating results for the respective periods. Medicare Advantage premiums and medical costs include amounts for both MA-only and MA-PD.

	Year Ended December 31,
Unaudited, $ in Millions	2007	2006	2005
Medicare Advantage Premiums — as reported	$1,363.6	$1,048.5	$705.7

Pro-forma adjustments:
2006 CMS Final Risk Adjustment Payment	(14.8)	14.8	—
2005 CMS Final Risk Adjustment Payment	—	(5.7)	5.7
2004 CMS Final Risk Adjustment Payment	—	—	(1.6)

Medical Advantage Premiums — as adjusted	$1,348.8	$1,057.6	$709.8

Medicare Advantage Medical Cost — as reported	$1,087.2	$825.9	$553.1

Pro-forma adjustments:
2006 CMS Final Risk Adjustment Payment	(3.5)	3.5	—
2005 CMS Final Risk Adjustment Payment	—	(0.9)	0.9
2004 CMS Final Risk Adjustment Payment	—	—	(0.3)

Medical Advantage Medical Costs — as adjusted	1,083.7	$828.5	$553.7

Medical Loss Ratios (MLRs):
Total Medical Costs — as reported	79.7%	78.8%	78.4%
Total Medical Costs — as adjusted	80.3%	78.3%	78.0%
     Because we did not estimate and accrue for the risk adjustment payments in the manner assumed in the pro-forma table, this pro-forma presentation is not in accordance with Generally Accepted Accounting Principles in the United States (GAAP). We believe that these non-GAAP measures are useful to investors and management in analyzing financial trends regarding our operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the corresponding GAAP items shown in the table above.

Settlement of 2006 Part D Activity
     In October 2007, we received notification from CMS that our obligation to CMS to settle all Part D activity for the 2006 plan year totaled $103.7 million. We settled such amounts from 2006 with CMS in the fourth quarter of 2007. As a result of adjusting our estimate of amounts due CMS for the 2006 plan year to amounts set forth in the final settlement notification from CMS, there was a negative impact on operations in the three months ended September 30, 2007 of $3.5 million.
Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
Revenue
     Total revenue was $1,574.8 million in the year ended December 31, 2007 as compared with $1,309.0 million for the same period in 2006, representing an increase of $265.8 million, or 20.3%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for 2007 was $1,526.2 million as compared with $1,270.3 million in the same period in 2006, representing an increase of $255.9 million, or 20.1%. The components of premium revenue and the primary reasons for changes were as follows:
     Medicare Advantage: On an as-adjusted basis (see “Risk Adjustment Payments” table above), Medicare Advantage premiums were $1,348.8 million for year ended December 31, 2007 versus $1,057.6 million in the same period in 2006, representing an increase of $291.2 million, or 27.5%. The increase in Medicare Advantage premiums in 2007 is attributable to increases in membership (which we measure in membership months) and PMPM premium rates. Member months increased 20.9% for the 2007 period as compared to the 2006 period. PMPM premiums increased 5.5% to $858.78 for 2007 from $814.08 for 2006 (as adjusted to exclude the effect of the retroactive risk payments related to prior periods) as a result of the inclusion of the LMC Health Plans’ higher PMPM premiums from the date of acquisition in October 2007 and as a result of increases in rates as affected by risk scores and the mix of members qualifying as dual-eligibles. The inclusion of LMC Health Plans’ results since the date of acquisition in October 2007 contributed 140 basis points of the 2007 PMPM increase as compared to 2006 PMPMs. As reported, Medicare Advantage premiums were $1,363.6 million for the year ended December 31, 2007 versus $1,048.5 million in the same period in 2006, representing an increase of $315.1 million, or 30.1%. For 2008, we expect average reimbursement rates for our Medicare Advantage plans to increase by 10% to 11% over 2007 (or 7 to 8% excluding the reimbursement rates for our Florida market).
     PDP: PDP premiums (after risk corridor adjustments) were $116.0 million in the year ended December 31, 2007 compared to $101.4 million in the same period of 2006, an increase of $14.6 million, or 14.4%. Our average PMPM premiums (after risk corridor adjustments) decreased 20.1% to $79.94 in the current period versus $100.10 during the 2006 period. The impact of the rate decrease in the current period was more than offset by a 43.2% increase in member months in the year ended December 31, 2007 as compared to the same period in 2006. We expect PMPM premiums for 2008 to be relatively unchanged compared to 2007 levels.
     Commercial: Commercial premiums were $46.6 million in the 2007 as compared with $120.5 million in the 2006 comparable period, reflecting a decrease of $73.9 million, or 61.3%. The decrease was attributable to the 63.3% decline in member months. PMPM rates for 2007 increased 5.5% compared to 2006. Because of our expansion of our Medicare program into new areas in existing markets, continuing Medicare member growth in certain of our existing service areas, the expansion of our national PDP product and the non-renewal of coverage by several large employers in Tennessee and Alabama, we expect commercial premium revenue as a percentage of total premium revenue and total revenue to continue to decline in the future.
     Fee Revenue. Fee revenue was $24.6 million in the year ended December 31, 2007 as compared with $26.7 million in the comparable period of 2006, representing a decrease of $2.1 million, or 7.8%. The decrease in the current period is primarily attributable to the termination of a management agreement on December 31, 2006, which was partially offset by increases in other fee revenue.
     Investment Income. Investment income was $23.9 million for the year ended December 31, 2007 versus $11.9 million for the comparable period of 2006, reflecting an increase of $12.0 million, or 100.9%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.

Medical Expense
     Medicare Advantage. For the year ended December 31, 2007, the Medicare Advantage (including MA-PD) MLR was 80.3% versus 78.3% for the same period of 2006 on an as-adjusted basis (see “— Risk Adjustment Payments” above). The deterioration in 2007 as compared to the same period of 2006 resulted primarily from higher medical services expenses and facility charges in outpatient and emergency room settings and higher in-patient utilization. As reported, Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2007 increased $261.4 million, or 31.6%, to $1,087.3 million from $825.9 million for the comparable period of 2006, primarily as a result of the medical expense incurred by LMC Health Plans from October 1, 2007, the date we acquired the health plan, and as a result of increased membership and utilization in our existing health plans.
     Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $690.03 for the year ended December 31, 2007, compared with $637.77 for the 2006 period (adjusted to exclude the portion of risk sharing with providers associated with retroactive risk payments relating to prior periods, net (see “— Risk Adjustment Payments” above)), reflecting an increase of 8.2%, primarily as a result of the factors discussed previously regarding the deterioration in the MLR during 2007 along with medical cost inflation.
     PDP. PDP medical expense for the year ended December 31, 2007 increased $25.6 million or 34.4% to $100.0 million, compared to $74.4 million in the same period last year. PDP MLR for the 2007 period equaled 86.3% compared to 73.4% in the 2006 period. The change in the current period 2007 MLR compared to the 2006 period was primarily a function of the decrease in PMPM PDP revenue in 2007 as compared to 2006 and the impact of changes in estimates as a result of the settlement with CMS for 2006 Part D activity. The final settlement with CMS for the 2006 plan year had a negative impact of 110 basis points on the 2007 PDP MLR.
     Commercial. Commercial medical expense decreased by $69.5 million, or 64.3%, to $38.7 million in 2007 as compared to $108.2 million for the same period of 2006. The decrease in the current period was primarily attributable to the reduction in membership versus the prior year period. The commercial MLR was 82.9% for 2007 as compared with 89.8% in 2006. The improvement in the MLR in 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.
Selling, General, and Administrative Expense
     Selling, General and Administrative, or SG&A, expense for 2007 was $186.2 million as compared with $156.9 million for 2006, an increase of $29.2 million, or 18.6%. As a percentage of revenue, SG&A expense was 11.8% for 2007 as compared with 12.0% for the prior year. This decrease in SG&A expense as a percentage of revenue was attributable primarily to the inclusion of LMC Health Plans since October 1, 2007, the date of acquisition. This was offset by higher than anticipated SG&A expense for 2007 in our existing health plans as a result of increases in personnel and related costs and printing and postage costs associated primarily with increases in PDP membership.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $16.2 million in 2007 as compared with $10.2 million in 2006, representing an increase of $6.0 million, or 59.7%. The increase in the current period was the result of $3.3 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans and incremental depreciation on property and equipment additions made in 2006 and 2007. The company expects amortization of the LMC Health Plan intangible assets in 2008 to be approximately $13.0 million.
Impairment of Intangible Assets
     During the second quarter of 2007, the company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the company’s Tennessee health plan. This second quarter charge was the result of the company’s expectation that significant declines in commercial membership would occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans.

Interest Expense
     Interest expense was $7.5 million in the year ended December 31, 2007 as compared with $8.7 million in 2006. Interest expense recognized in the 2007 period was the result of the company’s borrowing $300.0 million in term loans on October 1, 2007 in connection with the purchase of LMC Health Plans and the write-off of deferred financing costs of $0.7 million. We expect increases in the amount of interest expense in future periods as a result of these borrowings.
     The company’s interest expense in the 2006 period related to interest on outstanding borrowings, the write-off of deferred financing costs of $5.4 million, and an early payment premium of $1.1 million related to the payoff of all the company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the IPO.
Income Tax Expense
     For 2007, income tax expense was $48.3 million, reflecting an effective tax rate of 35.8%, versus $43.8 million, reflecting an effective tax rate of 35.1%, for 2006. The lower tax rate in 2006 reflects changes in estimates resulting from the completion of the 2005 consolidated federal tax return and state tax planning.
Preferred Dividends
     In 2006, the company accrued $2.0 million of dividends payable on preferred stock. In February 2006, in connection with the IPO, the preferred stock and all accrued and unpaid dividends were converted into common stock.
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
     Medicare Advantage: On an as-adjusted basis (see “Risk Adjustment Payments” table above), Medicare Advantage (including MA-PD) premiums were $1,057.6 million for 2006 versus $709.8 million in the prior year, representing an increase of $347.8 million, or 49.0%. The increase in Medicare Advantage (including MA-PD) premiums in 2006 is attributable to increases in membership and PMPM premium rates and the addition of Part D premiums. Membership months increased 30.4% for 2006 as compared to 2005. PMPM premiums (as adjusted to exclude the effect of the retroactive risk payments related to prior periods) increased 14.3% to $814.06 for 2006 from $712.43 for 2005, primarily as a result of additional PMPM premium relating to the Part D benefit received by MA-PD members beginning January 1, 2006. On a similarly adjusted basis, our Medicare Advantage premiums (excluding the Part D-related premium under MA-PD) calculated on a PMPM basis was $744.49 for 2006, compared with $712.43 for 2005, reflecting an increase of 4.5% primarily as a result of increases in rates and risk scores and the mix of our members qualifying as dual-eligibles. As reported, Medicare Advantage (including MA-PD) premiums were $1,048.5 million for 2006 versus $705.7 million in the prior year representing an increase of $342.8 million or 48.6%.
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

     Fee Revenue: Fee revenue was $26.7 million in 2006 as compared with $20.4 million in the combined twelve months of 2005, representing an increase of $6.3 million, or 30.7%. Of the increase, $4.3 million was attributable to the addition of a management agreement, which was terminated as of December 31, 2006. The remaining increase resulted from increased member volumes in the IPAs managed by the company.
     Investment Income: Investment income was $11.9 million for 2006 versus $3.8 million for the combined twelve months of 2005, reflecting an increase of $8.1 million, or 213.9%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for 2006 increased $272.8 million, or 49.3%, to $825.9 million from $553.1 million for the combined twelve months of 2005, primarily as a result of increased membership, increasing medical costs, and Part D prescription drug coverage for MA-PD members beginning January 1, 2006. For 2006, Medicare Advantage (including MA-PD) MLR was 78.8% versus 78.4% for 2005. Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $635.77 for 2006, compared with $555.14 for 2005, reflecting an increase of 14.6%. The primary driver of the increase in 2006 PMPM expense is the additional expense resulting from the Part D prescription drug benefit effective as of January 1, 2006. Our Medicare Advantage medical expense (excluding MA-PD) calculated on a PMPM basis was $576.73 for 2006, compared with $555.14 for 2005, reflecting an increase of 3.9%.
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
Liquidity and Capital Resources
     We finance our operations primarily through internally generated funds. All of our outstanding funded indebtedness was incurred in connection with the acquisition of the LMC Health Plans in October 2007. See “—Indebtedness” below.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our new revolving credit facility will be sufficient to fund our working capital needs and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005, are summarized below:

	Year Ended December 31,
	2007	2006	2005
(in thousands)			(combined)
Net cash provided by operating activities	$72,752	$167,621	$72,103
Net cash used in investing activities	(389,195)	(336)	(276,346)
Net cash provided by financing activities	302,090	61,073	322,935

Net (decrease) increase in cash and cash equivalents	$(14,353)	$228,358	$118,692

     The change in cash and cash equivalents for the combined twelve month period ended December 31, 2005 above includes our predecessor for the period from January 1, 2005 through February 28, 2005 and the company for the period from March 1, 2005 through December 31, 2005. Cash flows related to 2007 investing and financing activities were significantly affected by the acquisition of the LMC Health Plans. Cash flows related to 2005 investing and financing activities were significantly affected by the recapitalization.

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. We generated cash from operating activities of $72.8 million during the year ended December 31, 2007, compared to $167.6 million during the year ended December 31, 2006.
2007 Compared With 2006
     For the year ended December 31, 2007, cash flow provided by operating activities was $72.8 million compared with $167.6 million for the year ended December 31, 2006. Operating cash flows in 2006 included favorable amounts due to our entry into the Part D business.
     The main drivers of the current year decrease in cash provided from operations were a $32.8 million use of cash related to the timing of settlements and receipts of Part D funds with CMS, a $25.4 million negative variance in the timing of pharmacy claims payments and the run-out in commercial claims on commercial plans that terminated during 2006, and a negative variance in the timing of income tax payments.
2006 Compared With 2005
     The increase in cash flow provided by operating activities to $167.6 million for the year ended December 31, 2006 as compared with $72.1 million for the combined twelve months ended December 31, 2005 is primarily attributable to increases in earnings and from favorable cash flows as a result of our entering the Part D business as of January 1, 2006. In addition, the following working capital items had a significant impact on cash flows from operating activities for the year ended December 31, 2006:
•	Risk corridor payable to CMS associated with the Part D drug program increased $27.6 million in 2006.

•	Medical claims liability increased $40.1 million in the current year as a result of the 30.4% increase in Medicare Advantage (including MA-PD) member months.
Cash Flows from Investing and Financing Activities
     For the year ended December 31, 2007, our primary investing activity consisted of net expenditures of $317.8 million used to acquire the LMC Health Plans on October 1, 2007. Other investing activities consisted of $15.9 million in property and equipment additions, approximately $86.5 million used to purchase investments, and $30.6 million in proceeds from the maturity of investment securities. The Company expects capital expenditures in 2008 to approximate 1.0% of total revenues. Our ongoing capital expenditures are primarily related to our technology initiatives and the development of medical clinics as part of our Living Well Health Center initiative.
     During the year ending December 31, 2007, our financing activities consisted of proceeds received from the issuance of long-term debt in October 2007 of $300.0 million, which was used in our acquisition of the LMC Health Plans, payments of $10.6 million for financing costs associated with the issuance of this debt and $15.4 million of funds received from CMS in excess of the funds withdrawn for the benefit of members with Part D drug coverage. We anticipate settling the liability related to such funds with CMS in 2008 as part of the final settlement of Part D for the 2007 plan year. We expect cash flows in 2008 to include inflows for similar subsidies (or funds) from CMS related to the 2008 Medicare year.
     For the year ended December 31, 2006, our primary investing activities consisted of $7.1 million in property and equipment additions, approximately $10.4 million used to purchase investments, and $18.3 million in proceeds from the maturity of investment securities. During the year ending December 31, 2006, our financing activities consisted of proceeds received from the issuance of common stock related to the IPO in February 2006 of $188.5 million, which was used in its entirety to pay off all outstanding indebtedness, and $62.1 million of funds received from CMS in excess of the funds withdrawn for the benefit of members with Part D drug coverage. These funds from CMS are recorded as a liability on our balance sheet at December 31, 2006. We settled this amount with CMS in 2007 as part of the final settlement of Part D for the 2006 plan year. Because the Medicare Part D program was implemented effective January 1, 2006, there are no comparable subsidies received in prior years.

     For the combined twelve months ended December 31, 2005, the primary investing and financing activities related to the recapitalization. We also had $2.8 million of capital expenditures.
     In June 2007 the company’s board of directors authorized a stock repurchase program to repurchase up to $50.0 million of the company’s common stock. The company’s credit agreement permits such repurchases, subject to certain limitations relating to minimum liquidity requirements and the sources of funds for such repurchases. As of December 31, 2007, the company had not repurchased any common stock under the program. As of February 27, 2008, the company had repurchased 478,500 shares of common stock at an average price of $18.55 per share during 2008 in open market transactions pursuant to the stock repurchase program.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2007, our Texas (minimum $8.9 million; actual $42.5 million), Tennessee (minimum $14.8 million; actual $59.4 million), Florida (minimum $6.8 million; actual $16.0 million) and Alabama (minimum $1.1 million; actual $36.7 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements at December 31, 2007. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At December 31, 2007, $389.3 million of our $425.5 million of cash, cash equivalents, investment securities and restricted investments were held by our HMO subsidiaries and subject to these dividend restrictions. Our Texas HMO subsidiary distributed $21.6 million and $36.0 million in cash to the parent company in 2007 and 2006, respectively. Our Alabama HMO subsidiary distributed $2.0 million in cash to the parent company in 2007.
Indebtedness
     Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Senior secured term loan	$296,250	$—
Less: current portion of long-term debt	(18,750)	—

Long-term debt less current portion	$277,500	$—

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into a $400.0 million, five-year credit agreement (the “New Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility.
     Proceeds from the $300.0 million in term loans, together with the our available cash on hand, were used to fund the acquisition of LMC Health Plans (see — “Overview — Acquisition of Leon Medical Centers Health Plans”) and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of the date of this report.
     Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on our debt-to-EBITDA leverage ratio. We also will pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on our leverage ratio. The New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
     The term loans are payable in quarterly principal installments. Maturities of long-term debt as of December 31, 2007 under the New Credit Agreement are as follows:

2008	$18,750,000
2009	30,000,000
2010	33,750,000
2011	78,750,000
2012	135,000,000

$296,250,000

     Amounts borrowed under the revolving credit facility also must be repaid no later than October 1, 2012.
     The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and our excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the New Credit Agreement.
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
     In connection with entering into the New Credit Agreement, the company incurred deferred financing costs of approximately $10.6 million.
     On April 21, 2006, HealthSpring and certain of its non-HMO subsidiaries as guarantors entered into a revolving credit facility, which provided up to a maximum aggregate principal amount outstanding of $75.0 million. The company terminated this facility on October 1, 2007, in connection with the acquisition of LMC Health Plans and entered into the New Credit Agreement. As a result, the company recognized a charge in the 2007 fourth quarter of $0.7 million from the write-off of unamortized debt issuance cost associated with the terminated credit facility.
Off-Balance Sheet Arrangements
     At December 31, 2007, we did not have any off-balance sheet arrangement requiring disclosure.

Commitments and Contingencies
     The following table sets forth information regarding our contractual obligations as of December 31, 2007:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Credit agreement: Term loans	$296,250	$18,750	$63,750	$213,750	$—
Interest (1)	81,121	22,637	38,928	19,556	—
Revolving credit agreement (2)	2,375	500	1,000	875	—
Medical claims	154,510	154,510	—	—	—
Operating lease obligations	33,658	5,739	12,378	6,642	8,899
Other contractual obligations	4,812	3,111	1,354	347	—

Total	$572,726	$205,247	$117,410	$241,170	$8,899

(1)	Interest includes the estimated interest payments under our credit facility assuming no change in the LIBOR rate as of December 31, 2007.

(2)	Amounts represent the annual commitment fee for the company’s credit revolving agreement.
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
     The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2007	2006
	(in thousands)
Incurred but not reported (IBNR)	$97,237	$85,731
Reported claims	57,273	37,047

Total medical claims liability	$154,510	$122,778

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
     Completion factors estimate liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factor is generally reliable for older service periods, it is more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service.
     Our use of claims trend factors considers many aspects of the managed care business. These considerations are aggregated in the medical expense trend and include the incidences of illness or disease state. Accordingly, we rely upon our historical experience, as continually monitored, to reflect the ever-changing mix, needs, and growth of our members by type in our trend assumptions. Among the factors considered by management are changes in the level of benefits provided to members, seasonal variations in utilization, identified industry trends, and changes in provider reimbursement arrangements, including changes in the percentage of reimbursements made on a capitated as opposed to a fee-for-service basis. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics may impact medical expense trends. Other internal factors, such as system conversions and claims processing interruptions may impact our ability to accurately predict estimates of historical completion factors or medical expense trends. Medical expense trends potentially are more volatile than other segments of the economy.
     We apply different estimation methods depending on the month of service for which incurred claims are being estimated. For the more recent months, which constitute the majority of the amount of IBNR, we estimate our claims incurred by applying the observed trend factors to the trailing twelve-month PMPM costs. For prior months, costs have been estimated using completion factors. In order to estimate the PMPMs for the most recent months, we validate our estimates of the most recent months’ utilization levels to the utilization levels in older months using actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.
     We also recognize in our medical claims liability a provision for adverse claims development, which is intended to account for variability in claims payment patterns, historical trends, and environmental factors. We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to but paid after a period end.
     Our provision for adverse claims development as of the last three year ends has been relatively consistent. Primarily as a result of the growth and stabilizing trends experienced in our Medicare business, continued favorable development of prior period IBNR estimates, and the continued decline in our commercial line of business, the provision for adverse claims development has become a relatively insignificant component of medical claims liability.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2007 data:

Completion Factor(a)		Claims Trend Factor(b)
	Increase		Increase
Increase	(Decrease)	Increase	(Decrease)
(Decrease)	in Medical	(Decrease)	in Medical
in Factor	Claims Liability	in Factor	Claims Liability
(dollars in thousands)
3%	$(3,807)	(3)%	$(2,054)
2	(2,567)	(2)	(1,368)
1	(1,298)	(1)	(683)
(1)	1,329	1	681

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2007 and 2006.

	Year ended December 31,
(in thousands)	2007	2006
Balance at beginning of period	$122,778	$82,645
Acquisition of LMC Health Plans	16,588	—
Incurred related to:
Current period	1,245,271	1,017,100
Prior period	(19,278)	(8,574)

Total incurred	1,225,993	1,008,526

Paid related to:
Current period	1,108,949	894,684
Prior period	101,900	73,709

Total paid	1,210,849	968,393

Balance at the end of the period	$154,510	$122,778

     The negative amounts reported in the table above for incurred related to prior periods result from claims being ultimately settled for amounts less than originally estimated (a favorable development). A positive amount reported for incurred related to prior periods would result from claims ultimately being settled for amounts greater than originally estimated (an unfavorable development). For the years ended December 31, 2007 and 2006, actual claims expense developed favorably by 1.9% and 1.3%, respectively, as compared to estimated medical claims expense.
     The favorable overall claims development experienced in 2007 includes favorable commercial claims liability development of $3.3 million. Our commercial HMO membership declined from 31,970 members at December 31, 2006 to 11,801 members at December 31, 2007, or by 63.1%, primarily as a result of the non-renewal by employers in Tennessee and Alabama. Commercial medical claims payable decreased from $11.7 million at December 31, 2006 to $3.4 million at December 31, 2007.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. Premium deficiency accruals were $-0- and approximately $0.7 million as of December 31, 2007 and 2006, respectively.

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
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. Similarly in the fourth quarter of 2007, we estimated and recorded the Final CMS Settlement for 2007, as we concluded such amounts were reasonably estimable. The Final CMS Settlement for 2006 was recorded during the third quarter of 2007 when received from CMS. Premium revenue for 2007 includes both Final CMS Settlements for 2007 and 2006. As of January 2008, we will estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts.
Long Lived Assets
     Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount of the excess. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.
     Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. We determine the useful life and amortization method for definite-life intangible assets based on the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For all periods through the quarter ended September 30, 2007, the straight-line method of amortization was applied for Medicare member network intangible asset associated with our 2005 recapitalization (the “recapitalization asset”), as a better pattern could not be reliably determined based on available information. Effective October 1, 2007, we began applying a 17-year accelerated method of amortization for this asset. Since the date of acquiring the member network asset in 2005, we have tracked actual attrition rates experienced within the member network and believe that there is now adequate historical data to make reliable estimates regarding future attrition rates for amortization purposes. Based on our review of historical attrition rates, we believe the accelerated method of amortization over the revised estimated life better approximates the distribution of economic benefits realized from the recapitalization asset. The use of an accelerated method prior to September 30, 2007 would have resulted in the recognition of amortization expense that is not materially different from the amounts recognized under the straight-line method used by us during the same periods. We will continue to monitor our actual attrition rates realized in future periods and adjust amortization schedules accordingly. Similarly, we are using a 20-year accelerated method of amortization for the Medicare member network intangible acquired as part of the acquisition of Leon Medical Centers Health Plans, Inc. on October 1, 2007.
     Our accounting for this change related to the recapitalization asset resulted in incremental amortization expense of $0.3 million during the quarter ended December 31, 2007 over the amount of expense recognized using the straight-line method in prior quarters of 2007 and did not have a material effect on our reported income before income taxes, net income, or net income per share for the quarter and year ended December 31, 2007. As a result of the change related to the recapitalization asset, we expect amortization expense for the year ended December 31, 2008 to increase approximately $0.6 million over the amount recognized in the year ended December 31, 2007.
Goodwill and Indefinite-Life Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. We have selected December 31 as our annual testing date.
     An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of the reporting unit and compare it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We have four reporting units, in Alabama, Florida, Tennessee and Texas. We conducted an annual impairment test as of December 31, 2007 and concluded that the carrying value of the reporting units did not exceed their fair value.
Accounting for Income Taxes
     We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
     We review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
     We account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
     We also have accruals for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We accrue for tax contingencies when it is more likely than not that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Although we believe that the positions taken on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken by us resulting in additional liabilities for taxes and interest. These amounts are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for us beginning with the first quarter of fiscal 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have an impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     As of December 31, 2007 and 2006, we had the following assets that may be sensitive to changes in interest rates:

	December 31,
Asset Class	2007	2006
	(in thousands)
Investment securities, available for sale:
Current portion	$24,746	$7,874
Non-current portion	39,905	—
Investment securities, held to maturity:
Current portion	16,594	10,566
Non-current portion	10,105	19,560
Restricted investments	10,095	7,195
     We have not purchased any of our investments for trading purposes. Our investment securities classified as available for sale consist primarily of highly liquid government and corporate debt securities. For all other investment securities, we intend to hold them to their maturity and classify them as current on our balance sheet if they mature between three and 12 months from the balance sheet date and as long-term if their maturity is more than one year from the balance sheet date. These investment securities, both current and long-term, consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our ability and intent to hold these investments until maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of certificates of deposit, money market fund investment and government securities deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2007 and December 31, 2006, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
     Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2007, the fair value of our fixed income investments would decrease by approximately $759,000. Similarly, a 1% decrease in market interest rates at December 31, 2007 would result in an increase of the fair value of our investments of approximately $759,000. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $400.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the term facility, which is a $300.0 million, five-year term loan, and the revolving facility, which is a $100.0 million, five-year revolving credit facility. Although changes in the alternate base rate of the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material. As of December 31, 2007, we had variable rate debt of approximately $296.3 million. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earning and cash flows for the next twelve month period of $370,000. We have not taken any action to cover interest rate risk and are not a party to any interest rate market risk management activities.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets of HealthSpring, Inc. as of December 31, 2007 and December 31, 2006	62

Consolidated Statements of Income of HealthSpring, Inc. for the years ended December 31, 2007, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005	63

Consolidated Statements of Stockholders’ and Members’ Equity and Comprehensive Income of HealthSpring, Inc. for the years ended December 31, 2007, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005	64

Consolidated Statements of Cash Flows of HealthSpring, Inc. for the year ended December 31, 2007, 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005	66

Notes to Consolidated Financial Statements	70

Schedule 1 — Condensed Financial Information of HealthSpring, Inc. (Parent only)	98

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheets of HealthSpring, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and for the ten-month period from March 1, 2005 (inception) to December 31, 2005; and the consolidated statements of income, members’ equity and comprehensive income, and cash flows of NewQuest, LLC and subsidiaries (Predecessor) for the two months ended February 28, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule I — Condensed Financial Information of HealthSpring, Inc. (Parent only). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the ten-month period from March 1, 2005 through December 31, 2005; and the results of operations and cash flows of the Predecessor for the two months ended February 28, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthSpring, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Nashville, Tennessee
February 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited HealthSpring, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Part II, Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, HealthSpring, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
HealthSpring, Inc. acquired Leon Medical Centers Health Plans, Inc. on October 1, 2007. Management excluded from its assessment of the effectiveness of HealthSpring Inc.’s internal control over financial reporting as of December 31, 2007, Leon Medical Centers Health Plans, Inc.’s internal control over financial reporting associated with total assets of $451.8 million and total revenues of $83.8 million included in the consolidated financial statements of HealthSpring, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of HealthSpring, Inc. also excluded an evaluation of the internal control over financial reporting of Leon Medical Centers Health Plans, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthSpring, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and for the ten-month period from March 1, 2005 (inception) to December 31, 2005; and the consolidated statements of income, members’ equity and comprehensive income, and cash flows of NewQuest, LLC and subsidiaries for the two months ended February 28, 2005, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Nashville, Tennessee
February 27, 2008

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$324,090	$338,443
Accounts receivable, net	59,027	17,588
Investment securities available for sale	24,746	7,874
Investment securities held to maturity	16,594	10,566
Deferred income tax asset	2,295	3,644
Prepaid expenses and other assets	4,913	4,047

Total current assets	431,665	382,162
Investment securities available for sale	39,905	—
Investment securities held to maturity	10,105	19,560
Property and equipment, net	24,116	8,831
Goodwill	588,001	341,619
Intangible assets, net	235,893	81,175
Restricted investments	10,095	7,195
Other	11,293	2,103

Total assets	$1,351,073	$842,645

Liabilities and Stockholders’ Equity

Current liabilities:
Medical claims liability	$154,510	$122,778
Accounts payable, accrued expenses and other	27,489	26,048
Funds held for the benefit of members	82,231	62,125
Risk corridor payable to CMS	22,363	27,587
Current portion of long-term debt	18,750	—

Total current liabilities	305,343	238,538
Long-term debt, less current portion	277,500	—
Deferred income tax liability	90,552	28,444
Other long-term liabilities	6,323	381

Total liabilities	679,718	267,363

Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 57,617,335 issued and 57,293,242 outstanding at December 31, 2007, and 57,527,549 shares issued and 57,261,157 shares outstanding at December 31, 2006	576	575
Additional paid-in capital	494,626	485,002
Retained earnings	176,218	89,758
Treasury stock, at cost, 324,093 shares at December 31, 2007, and 266,392 shares at December 31, 2006	(65)	(53)

Total stockholders’ equity	671,355	575,282

Total liabilities and stockholders’ equity	$1,351,073	$842,645

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and unit data)

				Predecessor
			Ten-Month	Two-Month
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005	February 28, 2005
Revenue:
Premium:
Medicare	$1,479,576	$1,149,844	$610,913	$94,764
Commercial	46,648	120,504	106,168	20,704

Total premium revenue	1,526,224	1,270,348	717,081	115,468
Management and other fees	24,601	26,688	16,955	3,461
Investment income	23,943	11,920	3,337	461

Total revenue	1,574,768	1,308,956	737,373	119,390

Operating expenses:
Medical expense:
Medicare	1,187,331	900,358	478,553	74,531
Commercial	38,662	108,168	90,783	16,312

Total medical expense	1,225,993	1,008,526	569,336	90,843
Selling, general and administrative	186,154	156,940	101,187	21,608
Depreciation and amortization	16,220	10,154	6,990	315
Impairment of intangible assets	4,537	—	—	—
Interest expense	7,466	8,695	14,469	42

Total operating expenses	1,440,370	1,184,315	691,982	112,808

Income before equity in earnings of unconsolidated affiliate, minority interest and income taxes	134,398	124,641	45,391	6,582
Equity in earnings of unconsolidated affiliate	357	309	282	—

Income before minority interest and income taxes	134,755	124,950	45,673	6,582
Minority interest	—	(303)	(1,979)	(1,248)

Income before income taxes	134,755	124,647	43,694	5,334
Income tax expense	(48,295)	(43,811)	(17,144)	(2,628)

Net income	86,460	80,836	26,550	2,706
Preferred dividends	—	(2,021)	(15,607)	—

Net income available to common stockholders and members	$86,460	$78,815	$10,943	$2,706

Net income per common share available to common stockholders:
Basic	$1.51	$1.44	$0.34	—

Diluted	$1.51	$1.44	$0.34	—

Weighted average common shares outstanding:
Basic	57,249,252	54,617,744	32,173,707	—

Diluted	57,348,196	54,720,373	32,215,288	—

Net income per member unit:
Basic	—	—	—	$.55

Diluted	—	—	—	$.55

Weighted average member units outstanding:
Basic	—	—	—	4,884,196

Diluted	—	—	—	4,884,196

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of		Number of		Additional				Total
	Preferred	Preferred	Common	Common	Paid-in	Unearned	Retained	Treasury	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Compensation	Earnings	Stock	Equity
Successor
Balances at March 1, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Preferred shares issued	227	2	—	—	227,198	—	—	—	227,200
Preferred dividends accrued	—	—	—	—	15,607	—	(15,607)	—	—
Common shares issued		—	30,445	304	5,785	—	—	—	6,089
Issuance of restricted shares	—	—	1,839	18	2,888	(2,538)	—	—	368
Purchase of 200 shares of restricted common stock	—	—	—	—	(276)	276	—	(40)	(40)
Share-based compensation	—	—	—	—	—	377	—	—	377
Comprehensive income — net income	—	—	—	—	—	—	26,550	—	26,550

Balances at December 31, 2005	227	2	32,284	322	251,202	(1,885)	10,943	(40)	260,544

Preferred dividends accrued	—	—	—	—	2,021	—	(2,021)	—	—
Preferred Shares converted to common shares	(227)	(2)	12,553	126	(124)	—	—	—	—
Minority interest converted to common shares	—	—	2,040	21	39,763	—	—	—	39,784
Common shares issued at IPO, net	—	—	10,600	106	188,333	—	—	—	188,439
Restricted shares issued	—	—	45	—	—	—	—	—	—
Stock-option exercises	—	—	5	—	12	—	—	—	12
Purchase of 66 shares of restricted common stock	—	—	—	—	—	—	—	(13)	(13)
Share-based compensation expense	—	—	—	—	5,680	—	—	—	5,680

Reclassification of unearned compensation upon adoption of SFAS No. 123R	—	—	—	—	(1,885)	1,885	—	—	—

Comprehensive income — net income	—	—	—	—		—	80,836	—	80,836

Balances at December 31, 2006	—	—	57,527	575	485,002	—	89,758	(53)	575,282
Restricted shares issued	—	—	27	—	—	—	—	—	—
Stock-option exercises	—	—	63	1	1,022	—	—	—	1,023
Purchase of 58 shares of restricted common stock	—	—	—	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	—	—	8,602	—	—	—	8,602
Comprehensive income — net income	—	—	—	—		—	86,460	—	86,460

Balances at December 31, 2007	—	$—	57,617	$576	$494,626	$—	$176,218	$(65)	$671,355

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME (cont.)
(in thousands)

	Number of
	Founders and	Founders and		Total
	Membership	Members’	Retained	Members’
	Units	Units	Earnings	Equity
Predecessor
Balances at December 31, 2004	$4,884	$31,787	$23,648	$55,435
Comprehensive income:
Net income	—	—	2,706	2,706

Total comprehensive income				2,706

Balances at February 28, 2005	$4,884	$31,787	$26,354	$58,141

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				(Predecessor)
			Ten-Month	Two-Month
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005	February 28, 2005
Cash from operating activities:
Net income	$86,460	$80,836	$26,550	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,220	10,154	6,990	315
Impairment of intangible assets	4,537	—	—	—
Amortization of accrued loss on assumed lease	—	—	—	(97)
Amortization of deferred financing cost	752	242	879	—
Paid-in-kind (PIK) interest on subordinated notes	—	116	901	—
Share-based compensation	8,600	5,650	377	—
Equity in earnings of unconsolidated affiliate	(357)	(309)	(282)	—
Minority interest	—	303	1,979	1,248
Write-off of deferred financing fee	651	5,375	—	—
Deferred tax (benefit) expense	(2,554)	796	(1,060)	93
Increase (decrease) in cash equivalents (exclusive of acquisitions) due to:
Accounts receivable	(41,428)	(10,340)	9,827	(2,470)
Prepaid expenses and other current assets	(513)	(899)	(4,725)	1,240
Medical claims liability	15,144	40,133	23,629	5,829
Accounts payable, accrued expenses, and other current liabilities	(6,948)	8,214	(7,460)	6,202
Risk corridor payable to CMS	(8,755)	27,587	—	—
Deferred revenue	(62)	(301)	(131)	(113)
Other long-term liabilities	1,005	64	(335)	11

Net cash provided by operating activities	72,752	167,621	57,139	14,964

Cash flows from investing activities:
Purchase of property and equipment	(15,886)	(7,063)	(2,653)	(149)
Purchase of investment securities	(83,966)	(10,368)	(16,313)	(5,942)
Maturity of investment securities	30,616	18,283	12,524	836
Purchase of restricted investments	(2,517)	(1,543)	(119)	(214)
Distributions received from unconsolidated affiliate	357	355	—	—
Purchase of minority interest	—	—	(44,358)	—
Acquisitions, net of cash acquired	(317,799)	—	(219,958)	—

Net cash used in investing activities	(389,195)	(336)	(270,877)	(5,469)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	—	200,000	—
Payments on long-term debt	(3,750)	(188,642)	(17,733)	(117)
Deferred financing costs	(10,610)	(932)	(6,366)	—
Proceeds from issuance of common and preferred stock	—	188,493	140,087
Purchase of treasury stock	(12)	(13)	(40)	—
Excess tax benefit from stock option exercised	2	30	—	—
Proceeds from stock options exercised	1,023	12	—	—
Funds received for the benefit of members	336,472		—	—
Funds withdrawn for the benefit of members	(321,035)	—	—	—
Funds received for the benefit of members, net	—	62,125	—	—
Proceeds from sale of units in consolidated subsidiary	—	—	7,875	—
Distributions to minority stockholders	—	—	—	(1,771)
Cash advanced in recapitalization	—	—	—	1,000

Net cash provided by (used in) financing activities	302,090	61,073	323,823	(888)

Net (decrease) increase in cash and cash equivalents	(14,353)	228,358	110,085	8,607
Cash and cash equivalents at beginning of period	338,443	110,085	—	67,834

Cash and cash equivalents at end of period	$324,090	$338,443	$110,085	$76,441

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(in thousands)

				Predecessor
			Ten-Month	Two-Month
	Year Ended	Year Ended	Period Ended	Period Ended
	December 31,	December 31,	December 31,	February 28,
	2007	2006	2005	2005
Supplemental disclosures:
Cash paid for interest	$4,235	3,504	11,229	42
Cash paid for taxes	$48,797	37,686	19,477	279
Capitalized tenant improvement allowances and deferred rent	$3,839	—	—	—
Non-cash transaction:
Issuance of common shares in exchange for minority shares	—	$39,784	—	—
Issuance of common shares in conjunction with recapitalization	—	—	$93,877	—
Unearned compensation related to issuance of restricted common stock	—	—	$2,262	—

Effect of acquisitions:

Cash purchase price	$(355,000)	—	$(427,986)	—
Preferred stock issued	—	—	91,082	—
Common stock issued	—	—	2,442	—
Purchase of minority interest	—	—	44,358	—
Capitalized transaction costs	(2,947)	—	(5,295)	—
Cash acquired	40,148	—	75,441	—

Acquisition, net of cash acquired	$(317,799)	—	$(219,958)	—

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
     The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly and majority owned subsidiaries as of December 31, 2007 and 2006, for the years ended December 31, 2007 and 2006, for the ten-month period from March 1, 2005 (inception) to December 31, 2005, and NewQuest, LLC and subsidiaries (collectively, the “Predecessor”), for the two-month period ended February 28, 2005. The financial statements of HealthSpring, Inc. and the Predecessor are presented in comparative format. Although their accounting policies are consistent, their financial statements are not directly comparable primarily because of the purchase accounting adjustments resulting from a recapitalization transaction, which was accounted for as a purchase. All significant inter-company accounts and transactions have been eliminated in consolidation. For purposes of these financial statements and notes, where appropriate the term “Company” includes HealthSpring, Inc. and Predecessor. The Company considers its businesses and related operating structure as one reporting segment.
     On February 8, 2006, the Company completed an underwritten initial public offering of its common stock. See Note 9.
(b) Use of Estimates
     The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for liabilities related to medical claims. Other significant items subject to estimates and assumptions include our estimated risk adjustment payments receivable from the Centers for Medicare and Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful lives of definite—life intangible assets, and certain amounts recorded related to the Part D program. Actual results could differ from those estimates.
(c) Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit, commercial paper, and money market funds.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Trading securities are recorded at fair value. Available-for-sale securities are recorded at amortized cost, as such cost approximates fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available for sale securities have been insignificant for all periods presented. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned.
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
     Restricted investments include U.S. Government securities, money market fund investments, and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. At December 31, 2006 and 2007, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the state’s requirements.
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
(f) Long Lived Assets
     Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount of the excess. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.
     Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company determines the useful life and amortization method for definite-life intangible assets based on the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For all periods through the quarter ended September 30, 2007, the straight-line method of amortization was applied for the Medicare member network intangible asset associated with the Company’s 2005 recapitalization (the“recapitalization asset”) (See Note 7), as a better pattern could not be reliably determined based on available information. Effective October 1, 2007, the Company began applying a 17-year accelerated method of amortization for the recapitalization asset. Since the date of acquiring the member network asset in 2005, the Company has tracked actual attrition rates experienced within the member network and believes that there is now adequate historical data to make reliable estimates regarding future attrition rates for amortization purposes. Based on its review of historical attrition rates, the Company believes the accelerated method of amortization over the revised estimated life better approximates the distribution of economic benefits realized from the member network intangible asset. The use of an accelerated method prior to September 30, 2007 would have resulted in the recognition of amortization expense that is not materially different from the amounts recognized under the straight-line method used by the Company during the same periods. The Company will continue to monitor its actual attrition rates realized in future periods

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
and adjust amortization schedules accordingly. Similarly, the Company is using a 20-year accelerated method of amortization for the Medicare member network intangible acquired as part of the acquisition of Leon Medical Centers Health Plans, Inc. on October 1, 2007.
     The Company’s accounting for this change related to the recapitalization asset resulted in incremental amortization expense of $250 during the quarter ended December 31, 2007 over the amount of expense recognized using the straight-line method in prior quarters of 2007 and did not have a material effect on the Company’s reported income before income taxes, net income, or net income per share for the quarter and year ended December 31, 2007. As a result of the change related to the recapitalization asset, the Company expects amortization expense for the year ended December 31, 2008 to increase approximately $600 over the amount recognized in the year ended December 31, 2007.
(g) Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carryforwards. The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.
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
      Effective January 1, 2007, the Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
(h) Leases
     The Company leases facilities and equipment under non-cancelable operating agreements, which include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term used in all lease accounting calculations begins with the date the Company takes possession of the facility or the equipment and ends on the expiration of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. Rent holidays and escalating payment terms are recognized on a straight-line basis over the lease term. For certain facility leases, the Company receives allowances from its landlords for improvement or expansion of its properties. Tenant improvement allowances are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the remaining lease term.
(i) Goodwill and Indefinite-Life Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company has selected December 31 as its annual testing date.
     An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company has four reporting units in Alabama, Florida, Tennessee and Texas. The Company conducted an annual impairment test as of December 31, 2007 and concluded that the carrying value of the reporting units did not exceed their fair value.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Medical expenses consist of claim payments, capitation payments, and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs (including Medicare Part D costs — see Note 3) represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors. Premiums the Company pays to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as reductions from medical expenses.
(k) Premium Revenue
     Health plan premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to the members. The Company recognizes premium revenue for the Part D payments received from CMS for which it assumes risk. The Company does not record revenue related to Part D payments from CMS that represent payments for claims for which it assumes no risk (See Note 3).
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
     The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007 the Company was unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, the Company began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. In the fourth quarter of 2007, the Company estimated and recorded the Final CMS Settlement for 2007, as the Company concluded such amounts were reasonably estimable. The Final CMS Settlement for 2006 was recorded during the second quarter of 2007 when received from CMS. Premium revenue for 2007 includes both Final CMS Settlements for 2007 and 2006. As of January 2008, the Company will estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the Company receives notification from CMS of such settlement amounts.
(l) Member Acquisition Costs
     Member acquisition costs consist primarily of broker commissions, incentive compensation, and advertising costs. Such costs are expensed as incurred.
(m) Fee Revenue
     Fee revenue primarily includes amounts earned by the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of three principal bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed per member, per month or “PMPM” payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees the Company receives for offering access to its provider networks and for administrative services it offers to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, we receive additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense dependent upon whether the profit relates to members of one of the Company’s HMO subsidiaries.
(n) Comprehensive Income
     Comprehensive income consists of only net income for all periods presented.
(o) Reinsurance and Capitation
     Certain of the Company’s HMO subsidiaries have reinsurance arrangements with respect to its commercial lines of business with well-capitalized, highly-rated reinsurance providers. In addition, the Company’s Florida HMO has reinsurance arrangements with respect to its Medicare Advantage business. These arrangements include maximum medical payment amounts per member per year and per such member’s lifetime. Premiums paid and amounts recovered under these agreements have not been material in any period covered by these consolidated financial statements.
     The Company’s HMO subsidiaries also maintain risk-sharing arrangements with providers, including independent physician associations. See Note 12.
(p) Net Income Per Common Share and Member Unit
     Net income per common share and member unit is measured at two levels: basic net income per common share and member unit and diluted net income per common share and member unit. Basic net income per common

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
shares and member unit is computed by dividing net income available to common stockholders and members by the weighted average number of common shares or member units outstanding during the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding after considering the dilution related to stock options and restricted stock. Diluted net income per member unit is computed by dividing net income by the weighted average number of member units outstanding after considering dilution related to warrants to purchase 500,000 Series A units of NewQuest, LLC. Also see Note 2.
(q) Stock Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation costs are recognized based on the estimated fair value of the respective options and the period during which an employee is required to provide service in exchange for the award. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for the entire award.
     Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements.
     Pro forma net income and basic and diluted earnings per share for 2005 has not been disclosed as the impact of applying the fair value based method to all outstanding and unvested awards would not be material to the Company’s consolidated results of operations.
(r) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company beginning with the first quarter of fiscal 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position or results of operations. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have an impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements.
(2) Acquisition of Leon Medical Centers Health Plans.
     On October 1, 2007, the Company completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 26,000 members. Pursuant to the Stock Purchase Agreement, the Company acquired LMC Health Plans for $355.0 million in cash and 2,666,667 shares of the Company’s common stock, $.01 par value per share, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the Stock Purchase Agreement. Such escrowed shares will be excluded from the computation of basic and diluted earnings per share until such time that all conditions for their release from escrow have been satisfied.
     As part of the transaction, the Company entered into an exclusive long-term provider contract (“the “Leon Medical Services Agreement”) with LMC, which operates five Medicare-only medical clinics located throughout Miami-Dade County. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at LMC Health Plans’ option.
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
     As further described in Note 14, in connection with funding the acquisition, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “New Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The remainder of the cash purchase price was funded through available cash and cash equivalents.
     The acquisition was accounted for using the purchase method. The aggregate consideration for the acquisition was $357,946, which included $2,947 of capitalized acquisition related costs. The contingent consideration represented by the 2.7 million common shares placed in escrow are not included in the purchase price and are excluded from outstanding and issued shares on the Company’s consolidated balance sheet as management has not concluded that it is determinable beyond a reasonable doubt that the share release conditions will be met. The Company acquired $357,946 of net assets, including $169,300 of identifiable intangible assets, and goodwill of $246,163. The $169,300 of identifiable intangible assets recorded is being amortized over periods ranging from 15-20 years. All intangible assets, including goodwill, are non-deductible for income tax purposes.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The following table summarizes the estimated fair value of the net assets acquired:

Cash	$40,148
Property and equipment	1,736
Identifiable intangible assets	169,300
Goodwill	246,163

Other assets	850

Total assets	458,197

Deferred tax liability	65,921
Other current liabilities	33,240
Long-term liabilities	1,090

Total liabilities	100,251

Net assets acquired	$357,946

A breakdown of the identifiable intangible assets, their assigned value and expected lives is as follows:

		Estimated Life
	Assigned Value	(Years)
Provider network	$126,700	15
Medicare member network	42,600	20

Total amount of identified intangible assets	$169,300

     The results of operations for LMC Health Plans are included in the Company’s consolidated financial statements for the period following October 1, 2007.
     The unaudited pro forma information includes the results of operations for LMC Health Plans for the periods prior to the acquisition, adjusted for interest expense on long-term debt and reduced investment income related to the cash used to fund the acquisition, additional amortization associated with the purchase and the related income tax effects. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had LMC Health Plans been owned by the Company for the full years ended December 31, 2007 and 2006, nor is it necessarily indicative of future results of operations. The following summary of unaudited pro forma financial information presents revenues, net income and per share data of HealthSpring, Inc., as if the acquisition of LMC Health Plans had occurred at the beginning of the periods presented.

	Year Ended
	December 31,
	2007	2006
Revenues	$1,823,415	$1,577,198
Net income available to common stockholders	91,790	64,499
Pro forma earnings per share:
Basic	$1.60	$1.18
Diluted	$1.60	$1.18
(3) Accounting for Prescription Drug Benefits under Part D
     In 2006, the Company began offering prescription drug benefits in accordance with Medicare Part D. The Company currently offers Medicare Part D prescription drug plans to persons in all 50 states. We refer to our Medicare Advantage plans (including plans providing Part D prescription drug benefits, or MA-PD plans) collectively as “Medicare Advantage” plans. We refer to our stand-alone prescription drug plan as “PDP.” In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage.
     The Company recognizes prescription drug costs as incurred, net of estimated rebates from drug companies. The Company has subcontracted the prescription drug claims administration to three third-party pharmacy benefit managers.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)

     To participate in Part D, the Company was required to provide written bids to CMS that included, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. The Company records a risk corridor receivable or payable and classifies the amount as current or long-term in the consolidated balance sheet based on the expected settlement with CMS. These liabilities arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the consolidated statements of income as a reduction of premium revenue.
     Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk. The Company accounts for these payments as funds held for the benefit of members on its consolidated balance sheets and as a financing activity in its consolidated statements of cash flows. The Company does not recognize premium revenue or claims expense for these payments as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(4) Accounts Receivable
     Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Medicare premium receivables	$37,777	$4,907
Rebates	14,471	9,432
Commercial HMO premium receivables	1,049	4,696
Other	7,139	2,077

	60,436	21,112
Allowance for doubtful accounts	(1,409)	(3,524)

Total	$59,027	$17,588

     Medicare premium receivables at December 31, 2007 include $35.9 million for receivables from CMS related to the accrual of retroactive risk adjustment payments for the 2007 plan year, which we expect to receive in 2008.
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
(5) Investment Securities
     There were no investment securities classified as trading as of December 31, 2007 or 2006.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Investment securities classified as available for sale as of December 31, 2007 and 2006 consist of repurchase agreements, municipal bonds and corporate debt securities whose cost approximates fair value.
     Investment securities held to maturity classified as current assets were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
December 31, 2007:
U.S. Treasury Securities	$400	—	—	400
Municipal bonds	13,202	31	—	13,233
Government agencies	1,542	6	(1)	1,547
Corporate debt securities	1,450	1	(1)	1,450

	$16,594	38	(2)	16,630

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
December 31, 2006:
Municipal bonds	$8,895	—	(40)	8,855
Government agencies	272	—	—	272
Corporate debt securities	1,399	—	(4)	1,395

	$10,566	—	(44)	10,522

     Investment securities held to maturity classified as non-current assets were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
December 31, 2007:
U.S. Treasury Securities	$375	8	—	383
Municipal bonds	2,595	22	—	2,617
Government agencies	4,400	118	—	4,518
Corporate debt securities	2,735	17	(3)	2,749

	$10,105	165	(3)	10,267

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Holding Gains	Holding Losses	Fair Value
December 31, 2006:
U.S. Treasury securities	$769	—	(3)	766
Municipal bonds	15,908	3	(99)	15,812
Government agencies	1,410	2	(6)	1,406
Corporate debt securities	1,473	—	(9)	1,464

	$19,560	5	(117)	19,448

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     Maturities of debt securities classified as available for sale, regardless of their classification on the consolidated balance sheet, were as follows at December 31, 2007:

Amortized
Cost
Due within one year	$23,771
Due after one year through five years	12,231
Due after five years through ten years	1,707
Due after ten years	26,942

$64,651

     Maturities of debt securities classified as held to maturity were as follows at December 31, 2007:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$16,594	16,630
Due after one year through five years	9,898	10,060
Due after five years through ten years	—	—
Due after ten years	207	207

	$26,699	26,897

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, were as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$—	—	—	—	—	—
Municipal bonds	7	1,306	—	—	7	1,306
Government agencies	—	—	1	500	1	500
Corporate debt securities	4	744	1	499	5	1,243

Total	$11	2,050	2	999	13	3,049

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, were as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury securities	$2	493	1	148	3	641
Municipal bonds	32	2,294	107	10,853	139	13,147
Government agencies	1	5,489	5	5,902	6	11,391
Corporate debt securities	3	1,103	10	1,190	13	2,293

Total	$38	9,379	123	18,093	161	27,472

     U.S. Treasury Securities, Municipal Bonds and Government Agencies: The unrealized gains/losses on investments in U.S. Treasury securities, municipal bonds and government agencies were caused by interest rate changes. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
     Corporate Debt Securities: The unrealized losses on corporate debt securities were caused by interest rate changes. The contractual terms of the bonds do not allow the issuer to settle the securities as a price less than the face value of the bonds. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(6) Property and Equipment
     A summary of property and equipment at December 31, 2007 and 2006 is as follows:

	2007	2006
Furniture and equipment	$8,316	$6,442
Computer hardware and software	19,536	15,094
Leasehold improvements	13,078	220

	40,930	21,756
Less accumulated depreciation and amortization	(16,814)	(12,925)

	$24,116	$8,831

     Depreciation expense on property and equipment for the year ended December 31, 2007, 2006, the ten months ended December 31, 2005, and the two months ended February 28, 2005 was $6,175, $2,626, $1,963, and $263, respectively.
(7) Goodwill and Intangible Assets
     Changes to goodwill during 2007 are as follows:

Balance at December 31, 2006	$341,619
Purchase of LMC Health Plans (See Note 2)	246,163
Other	219

Balance at December 31, 2007	$588,001

     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at December 31, 2007 and 2006 is as follows:

	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Trade name	$24,500	—	$24,500	—
Noncompete agreements	800	453	800	293
Provider networks	133,800	3,453	7,100	868
Medicare member networks	92,128	13,028	49,528	7,488
Commercial customer relationships	1,011	707	10,300	3,803
Management contract right	1,554	259	1,554	155

	$253,793	17,900	$93,782	12,607

     Changes to the carrying value of identifiable intangible assets during 2007 are as follows:

Balance at December 31, 2006	$81,175
Acquisition of LMC Health Plans (See Note 2)	169,300
Amortization expense	(10,045)
Write-down of customer relationships in connection with impairment charge	(4,537)

Balance at December 31, 2007	$235,893

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The weighted-average amortization periods of the acquired intangible assets are as follow:

Weighed-Average
Amortization
Period (In Years)
Trade name	indefinite
Non-compete agreements	5
Provider networks	15
Medicare member networks	18.4
Commercial customer relationship	0.3
Management contract right	15

Total intangibles	16.3

     At December 31, 2007, all intangible assets are amortized using a straight-line method except for member network intangible assets which are amortized using an accelerated method. Also see Note 1(f).
     Amortization expense on identifiable intangible assets for the year ended December 31, 2007, 2006, the ten months ended December 31, 2005, and the two months ended February 28, 2005, was $10,045, $7,528, $5,027, and $52, respectively. In addition, the Company recorded a $4.5 million charge during the 2007 second quarter for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership will occur as a result of its decision in the second quarter of 2007 to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was $0.3 million at December 31, 2007 and is being amortized through March 2008.
          Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2007 is as follows:

2008	$18,908
2009	17,380
2010	16,556
2011	15,776
2012	15,189
Thereafter	127,584

Total	$211,393

(8) Restricted Investments
          Restricted investments at December 31, 2007 and 2006 are summarized as follows:

		Gross Unrealized
		Holding
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Certificates of deposit	$4,334	—	—	4,334
Money market funds	1,500	—	—	1,500
U.S. governmental securities	4,261	87	—	4,348

Total	$10,095	87	—	10,182

December 31, 2006
Certificates of deposit	$3,087	—	—	3,087
U.S. governmental securities	4,108	—	(17)	4,091

Total	$7,195	—	(17)	7,178

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The unrealized losses at December 31, 2006, on investments in government securities were caused by interest rate changes. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, the impairment of these held to maturity investments is not considered other-than-temporary.
(9) Stockholders’ Equity
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
     In connection with the IPO, the Company also issued approximately 2.0 million shares of common stock in exchange for all the minority interest in the membership units of its Texas HMO subsidiary. The total value of the purchase of the minority interest was approximately $39,800, which resulted in additional goodwill of $26,562 and identifiable intangible assets of $1,028.
     On October 10, 2006, the Company completed a secondary public offering of its common stock. In connection with the secondary offering, certain stockholders of the Company, including funds affiliated with GTCR Golder Rauner, LLC, sold 11,600,000 shares of common stock at a price of $18.98 per share. The Company did not receive any proceeds from the sale of the shares in the secondary offering. The Company incurred and expensed offering-related expenses of approximately $800 related to this secondary public offering.
(10) Stock Based Compensation
Stock Options
     The Company has options outstanding under its 2006 Equity Incentive Plan and its 2005 Stock Option Plan.
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
     The weighted average fair value of options granted in 2007 and 2006 is provided below. The fair value for all options as determined on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Weighted average fair value at grant date:
2006 Equity Incentive Plan	$9.42	$8.86
Expected dividend yield	0.0%	0.0%
Expected volatility	34.7-45.0%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	3.93-4.77%	4.54 – 5.08%
     Because the Company did not have publicly traded common stock prior to the completion of the IPO, the expected volatility over the term of the respective option used for 2006 option grants was based on industry peer information. During 2007 the Company estimated a blended rate for volatility based on the Company’s actual volatility rates experienced and the volatility rates of its peer group. Additionally, because the Company had no

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
outstanding stock options until March 2005, the expected term assumption was also based on industry peer information. The risk-free interest rate was-based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term. The Company recognized a deferred income tax benefit of approximately $3,001 and $2,242 in the year ended December 31, 2007 and 2006, respectively, related to the share-based compensation expense. The actual tax benefit realized from stock options exercised during 2007 and 2006 was $2 and $30, respectively. There was no capitalized stock-based compensation expense in 2007 or 2006.
     Nonqualified options to purchase an aggregate of 155,792 shares of common stock were outstanding under the 2005 Stock Option Plan at December 31, 2007. These options vest and become exercisable generally over a five-year period from the date of grant. The options expire ten years from the grant date. In the event of a change in control of the Company, these options will immediately vest and become exercisable in full. No additional options may be granted under the 2005 plan.
     An analysis of stock option activity for the year ended December 31, 2007 under the Company’s stock incentive plans is as follows:

		Weighted
		Average
	Options	Exercise Price
2006 Equity Incentive Plan:
Outstanding at December 31, 2006	3,211,000	$19.40
Granted	461,000	21.48
Exercised	(54,375)	18.43
Forfeited	(346,625)	18.61

Outstanding at December 31, 2007	3,271,000	$19.82

2005 Stock Option Plan
Outstanding at December 31, 2006	169,500	$2.50
Granted	—	—
Exercised	(8,166)	2.50
Forfeited	(5,542)	2.50

Outstanding at December 31, 2007	155,792	$2.50

			Weighted
		Weighted	Average		Aggregate
	Shares Under	Average Exercise	Remaining	Intrinsic Value	Intrinsic Value
	Option	Price	Contractual Term	Per Share (1)	(1)
2006 Equity Incentive Plan
Options exercisable at December 31, 2007	761,875	$19.60	8.3 Years	$(0.55)	$98
Options vested and expected to vest at December 31, 2007(2)	3,058,385	19.82	8.5 Years	(0.77)	478

2005 Stock Option Plan:
Options exercisable at December 31, 2007	70,291	$2.50	7.7 Years	$16.55	$1,163
Options vested and expected to vest at December 31, 2007(2)	148,837	2.50	7.7 Years	16.55	2,463

(1)	Computed per share amounts are based upon the amount by which the fair market value of the Company’s common stock at December 31, 2007 of $19.05 per share exceeded the weighted average exercise price while the aggregate value amounts are calculated using the actual exercise prices of options exercisable at the end of the period.

(2)	The Company began estimating forfeitures under SFAS 123R upon adoption on January 1, 2006.
     The total intrinsic value of stock options exercised during 2007 and 2006 was $412 and $84, respectively. Cash received from stock option exercises for the years ended December 31, 2007 and 2006 totaled $1,023 and $12, respectively. Total compensation expenses related to nonvested options not yet recognized was $16,899 at December 31, 2007. The Company expects to recognize this compensation expense over a weighted average period of 2.5 years.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
Restricted Stock
     During the year ended December 31, 2005, the Company sold 1,838,750 shares of restricted common stock to certain employees at a price of $0.20 per share. Each employee’s shares of restricted common stock are subject to the terms and conditions of a restricted stock purchase agreement. The restrictions on these shares lapse based on time and in the event of certain changes in control. All the outstanding shares of restricted stock have the same voting and dividend rights as the underlying shares of common stock. Pursuant to the restricted stock purchase agreements, the Company has the right but not the obligation to purchase all or any portion of an employee’s restricted stock if his or her employment is terminated. The purchase price for securities purchased pursuant to this repurchase option will be:
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
     Restricted stock awards in 2006 and 2007 were granted with a fair value equal to the market price of the Company’s common stock on the date of grant. Compensation expense related to the restricted stock awards is based on the market price of the underlying common stock on the grant date and is recorded straight-line over the vesting period, generally five years from the date of grant. The weighted average grant date fair value of our restricted stock awards was $21.66 and $19.51 for the years ended December 31, 2007 and 2006, respectively.
     During the year ended December 31, 2007, the Company granted 27,245 shares of restricted stock to non-employee directors, pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at December 31, 2007. The restrictions relating to the restricted stock awards made in 2007 generally lapse on the one year anniversary of the grant date. Activity of restricted stock awards was as follows for the year ended December 31, 2007:

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested restricted stock at December 31, 2006	1,002,629	$2.39
Granted	27,245	21.66
Vested	(331,681)	3.09
Purchased by the Company	(57,701)	1.58

Nonvested restricted stock at December 31, 2007	640,492	$2.92

     The fair value of shares vested during the years ended December 31, 2007, and 2006 was $1,025 and $1,128, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $1,356 at December 31, 2007. The Company expects to recognize this compensation expense over a weighted average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards under the 2006 Plan once the vesting restrictions have lapsed.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
Stock-Based Compensation
Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the years ended December 31, 2007 and 2006 and the ten-month period ended December 31, 2005 consisted of the following (in millions):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Year ended December 31, 2007	$1.5	$7.1	$8.6

Year ended December 31, 2006	1.0	4.7	5.7

Ten months ended December 31, 2005 (combined)	0.4	-0-	0.4

There was no stock compensation expense incurred during the Predecessor’s two-month period ended February 28, 2005.
Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares are expected to come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of December 31, 2007, the Company had not repurchased any common stock under the program.
(11) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted. The Predecessor did not have any potentially dilutive units outstanding during the two months ended February 28, 2005.

			Ten-Month
	Year Ended	Year Ended	Period Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Numerator:
Net income available to common stockholders	$86,460	$78,815	$10,943

Denominator:
Weighted average common shares outstanding — basic	57,249,252	54,617,744	32,173,707
Dilutive effect of stock options	92,625	96,360	41,581
Dilutive effect of unvested director shares	6,319	6,269	—

Weighted average common shares outstanding — diluted	57,348,196	54,720,373	32,215,288

Net income per common share available to common stockholders:
Basic	$1.51	$1.44	$0.34

Diluted	$1.51	$1.44	$0.34

     Diluted EPS reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 3.3 million shares and 2.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the years ended December 31, 2007 and 2006, respectively.
(12) Related Party Transactions
Renaissance Physician Organization
     Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly owned HMO management subsidiaries, and 13 affiliated independent physician associations, comprised of over 1,000 physicians, providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to members of its Medicare Advantage plans. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations. Both agreements have ten year terms that expire on December 31, 2014 and automatically renew for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competitive with Texas HealthSpring, LLC’s Medicare Advantage plan.
     For the years ended December 31, 2007, and 2006, the ten months ended December 31, 2005, and the two months ended February 28, 2005. GulfQuest L.P. earned management and other fees from RPO of approximately $16,313, $15,630, $11,395, and $2,023, respectively. These amounts are reflected in management and other fee income in the accompanying consolidated statements of income.
     Texas HealthSpring, LLC incurred medical expense to RPO of approximately $109,489, $99,459, $67,368, and $11,400 for the years ended December 31, 2007, and 2006 for the ten months ended December 31, 2005, and for the two months ended February 28, 2005, respectively, related to medical services provided to its members by RPO. The 50%/50% risk sharing mechanism with respect to the common membership pool of RPO and Texas HealthSpring, LLC resulted in the Company accruing for amounts to (from) RPO of approximately $4,204, $5,910, $391, and $(375) for the years ended December 31, 2007 and 2006, for the ten months ended December 31, 2005, and for the two months ended February 28, 2005, respectively. GulfQuest, L.P.’s 25% share of RPO’s profits were approximately $10,285, $10,494, $6,891, and $1,103 for those same respective periods. These amounts are reflected as components of medical expense in the accompanying consolidated statements of income.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
Transaction Involving Herbert A. Fritch
     In December 2007, Herbert A. Fritch, the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer, acquired a 15.8% membership interest in Predators Holdings, LLC (“Predators Holdings”), the owner of the Nashville Predators National Hockey League team. In addition, in December 2007 Mr. Fritch loaned Predators Holdings $2,000. Mr. Fritch is also a member of the executive committee of Predators Holdings. A subsidiary of Predators Holdings manages the Sommet Center where the hockey team plays its home games. The Company is a party to a suite license agreement with another subsidiary of Predators Holdings pursuant to which the company leases a suite for Predators games and other functions. In 2007, the Company paid $130 under the license agreement for the use of the suite (including 16 tickets, but not food and beverage concessions), for Predators’ home games during the 2007-2008 hockey season.
Transactions Involving Benjamin Leon, Jr.
     On October 1, 2007, the Company completed the acquisition of all the outstanding capital stock of LMC Health Plans (see Note 2- Acquisition of Leon Medical Centers Health Plans). Prior to the closing, Benjamin Leon, Jr., who was subsequently elected as a director of the Company, owned a majority of LMC Health Plans’ outstanding capital stock.
Medical Services Agreement
     On October 1, 2007, LMC Health Plans entered into a Medical Services Agreement with LMC (the “Medical Services Agreement”) pursuant to which LMC provides or arranges for the provision of certain medical services to LMC Health Plan’s members. The Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at LMC Health Plan’s option. Mr. Leon is the majority owner, chairman of the board of directors, and chief executive officer of LMC.
     Payments for medical services under the Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. Payments for pharmaceuticals (other than injectables, which, in general, will be provided by LMC Health Plans) under the Medical Services Agreement are 105% of the actual cost incurred by LMC. Payments made to LMC by the Company for medical services from October 1, 2007 to December 31, 2007 were $28,985. There is also a sharing arrangement with regard to LMC Health Plan’s annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 81.0% during the term of the agreement. At December 31, 2007 the Company had accrued $787 for amounts due from LMC under MLR sharing arrangements.
Office Space Agreement
     On October 1, 2007, LMC Health Plans entered into an Office Space Agreement with LMC whereby LMC Health Plans reimburses LMC for the use of certain space currently occupied by LMC Health Plans. The term of the Office Space Agreement is one year, with an extension of 180 days at LMC Health Plan’s option. LMC Health Plans is responsible for its pro rata share of lease and equipment expenses, which are estimated to total $530 annually.
Other
     At December 31, 2007 the Company had liabilities of $5,047 on its consolidated balance sheets for amounts owed to the sellers of LMC Health Plans under working capital settlement provisions included in the purchase agreement.
GTCR
     Under a professional services agreement, dated March 1, 2005, between the Company and GTCR Golder Rauner II, LLC (“GTCR”), the Company engaged GTCR as a financial and management consultant. One of the Company’s directors is a principal of GTCR. During the term of its engagement, GTCR agreed to consult on business and financial matters, including corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings for an annual management fee of $500, payable in equal monthly installments, and reimbursement for certain related expenses. GTCR was paid approximately $375 under this agreement through December 31, 2005. Additionally, GTCR was paid a placement fee of approximately $1,341 under the professional services agreement in connection with the sale of the Company’s securities in the recapitalization. The placement fee was included in capitalized transaction expenses in connection with the recapitalization. The professional services agreement was terminated in connection with the IPO in February 2006.
(13) Lease Obligations
     The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally contain renewal options of five years. For the years ended

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
December 31, 2007, and 2006, the ten months ended December 31, 2005, and the two months ended February 28, 2005, the Company recorded lease expense of $6,371, $5,108, $3,274, and $501, respectively.
          Future non-cancellable payments under these lease obligations as of December 31, 2007 were as follows:

2008	$5,739
2009	6,418
2010	5,960
2011	3,344
2012	3,298
Thereafter	8,899

$33,658

(14) Long-Term Debt
          Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Senior secured term loan	$296,250	$—
Less: current portion of long-term debt	(18,750)	—

Long-term debt, less current portion	$277,500	$—

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “New Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The New Credit Agreement replaced the Prior Credit Agreement (as defined below).
     Proceeds from the $300.0 million in term loans, together with the Company’s available cash on hand were used to fund the acquisition of LMC Health Plans and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of the date of this report.
     Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on the Company’s debt-to-EBITDA leverage ratio. The LIBOR rate plus margin as of December 31, 2007 was 7.78%. The Company also will pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on the Company’s leverage ratio. The New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
     The term loans are payable in quarterly principal installments. Maturities of long-term debt under the New Credit Agreement are as follows:

2008	$18,750
2009	30,000
2010	33,750
2011	78,750
2012	135,000

$296,250

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
     In connection with entering into the New Credit Agreement, the Company incurred financing costs of approximately $10.6 million which were recorded in the fourth quarter of 2007. These costs have been deferred and are being amortized over the term of the debt agreement using the interest method. The unamortized balance of such costs at December 31, 2007 totaled $10.0 million, and is included in other assets on the accompanying consolidated balance sheet.
     On April 21, 2006, HealthSpring, Inc. and certain of its non-HMO subsidiaries as guarantors entered into a $75.0 million, five-year senior secured revolving credit agreement (the “Prior Credit Agreement”) with UBS Securities LLC, Citigroup Global Markets, Inc. and the lenders party thereto. The Prior Credit Agreement provided up to a maximum aggregate principal amount outstanding of $75.0 million, including a $2.5 million swingline subfacility and a maximum of $5.0 million in outstanding letters of credit. In connection with terminating the Prior Credit Agreement in the fourth quarter of 2007, unamortized debt issuance costs of $0.7 million were charged to earnings.
(15) Medical Claims Liability
     The Company’s medical liabilities at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Medicare medical liabilities	$116,048	$83,561
Commercial medical liabilities	3,415	11,690
Pharmacy accounts payable(1)	35,047	27,527

Total	$154,510	$122,778

(1)	Pharmacy accounts payable at December 31, 2007 and 2006 included $0.3 million and $7.1 million, respectively, for claims payable to other health plans for drug costs under CMS’s Plan to Plan and State to Plan reconciliation processes.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The following table presents the components of the medical claims liability as of the dates indicated:

	December 31,
	2007	2006
Incurred but not reported (IBNR)	$97,237	$85,731
Reported claims	57,273	37,047

Total medical claims liability	$154,510	$122,778

     The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. The liability includes estimates of premium deficiencies. At December 31, 2007 and 2006, the Company had estimated premium deficiency liabilities of $ -0- and approximately $700, respectively.
     On a monthly basis, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company increases or decreases the amount of the estimates, and includes the changes in medical expenses in the period in which the change is identified. In every reporting period, the Company’s operating results include the effects of more completely developed medical claims liability estimates associated with prior periods.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The following table provides a reconciliation of changes in the medical claims liability for the Company for the years ended December 31, 2007 and 2006, the ten-month period ended December 31, 2005 and the Predecessor for the two-month period ended February 28, 2005:

				Predecessor
			Ten month	Two month
	Year ended	Year ended	period ended	period ended
	December 31,	December 31,	December 31,	February 28,
	2007	2006	2005	2005
Balance at beginning of period	$122,778	$82,645	—	53,187
Acquisition of LMC Health Plans	16,588	—	—	—
Acquisition of NewQuest, LLC	—	—	59,016	—

Incurred related to:
Current period	1,245,271	1,017,100	576,180	97,843
Prior period	(19,278)	(8,574)	(6,843)	(7,000)

Total incurred	1,225,993	1,008,526	569,337	90,843

Paid related to:
Current period	1,108,949	894,684	493,901	44,397
Prior period	101,900	73,709	51,807	40,617

Total paid	1,210,849	968,393	545,708	85,014

Balance at the end of the period	$154,510	$122,778	$82,645	$59,016

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(16) Income Taxes
     Income tax expense (benefit) consisted of the following for the periods presented:

	Current	Deferred	Total
Year ended December 31, 2007:
U.S. Federal	$48,232	(2,860)	45,372
State and local	2,617	306	2,923

	$50,849	(2,554)	48,295

Year ended December 31, 2006:
U.S. Federal	$39,836	1,337	41,173
State and local	3,179	(541)	2,638

	$43,015	796	43,811

Ten-month period ended December 31, 2005:
U.S. Federal	$17,396	(1,127)	16,269
State and local	808	67	875

	$18,204	(1,060)	17,144

Predecessor:
Two-month period ended February 28, 2005:
U.S. Federal	$2,108	122	2,230
State and local	427	(29)	398

	$2,535	93	2,628

     A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows for the periods presented:

				Predecessor
			Ten	Two
			Month	Month
			Period	Period
	Year Ended	Year Ended	ended	ended
	December	December	December	February
	31, 2007	31, 2006	31, 2005	28, 2005
U.S. Federal statutory rate on income before income taxes	$47,164	43,626	15,293	1,867
Income not subject to federal income tax due to partnership status	—	—	—	423
State income taxes, net of federal tax effect	2,103	1,525	569	259
Other	(972)	(1,340)	1,282	79

Income tax expense	$48,295	43,811	17,144	2,628

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Medical claims liabilities, principally due to medical loss liability discounted for tax purposes	$1,018	1,248
Property and equipment	451	1,599
Accrued compensation, including share-based compensation	4,631	1,695
Allowance for doubtful accounts	498	1,295
Federal net operating loss carryover	1,906	1,954
State net operating loss carryover	995	1,340
Other liabilities and accruals	631	1,692

Total gross deferred tax assets	10,130	10,823
Less valuation allowance	(327)	(606)

Deferred tax assets	9,803	10,217
Deferred tax liabilities:
Intangible assets	(98,060)	(33,888)
Prepaid contract cost	—	(1,129)

Total net deferred tax liabilities	$(88,257)	(24,800)

     The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2007 and 2006 were $2,295 and $3,644, respectively. Non-current deferred tax liabilities at December 31, 2007 and 2006 were $90,552 and $28,444, respectively.
     The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007 and 2006, the Company carried a valuation allowance against deferred tax assets of $327 and $606, respectively. To the extent the valuation allowance is reduced that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. A portion of the valuation allowance release related to the 2005 recapitalization transaction, therefore; goodwill was reduced by $150. As of December 31, 2007, the Company had $327 of valuation allowance remaining from the 2005 recapitalization which could potentially result in future reductions to goodwill.
     The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future tax income are approximately $5.4 million and $5.6 million at December 31, 2007 and 2006, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2009 through 2022. State net operating loss carryforwards at December 31, 2007 and 2006 are approximately $23.6 million and $31.7 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2012 through 2021. In addition, the Company has alternative minimum tax credits which do not have an expiration date.
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
     Income taxes payable of $4,904 and $2,519 at December 31, 2007 and 2006, respectively, are included in other current liabilities on the Company’s consolidated balance sheets.
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$740
Increases in tax positions for prior years	12
Decreases in tax positions for prior years	(80)
Increases in tax positions for current year	90
Settlements	—
Lapse of statute of limitations	(357)

Unrecognized tax benefits balance at December 31, 2007	$405

     The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the condensed consolidated statements of income. Accrued interest and penalties were approximately $0.1 million as of January 1, 2007 and December 31, 2007. The Company had net unrecognized tax benefits of $0.6 million and $0.3 million as of the FIN 48 adoption date and December 31, 2007, respectively, all of which, if recognized, would favorably affect the Company’s effective income tax rate.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(17) Retirement Plan
     The cost of the Company’s defined contribution plans during the years ended December 31, 2007 and 2006, the ten months ended December 31, 2005, and the two months ended February 28, 2005 was $1,666, $1,118, $898, and $111, respectively. Amounts for the year ended December 31, 2007 include the costs for contributions made by LMC Health Plans since October 1, 2007, the date the Company acquired the LMC Health Plans. Employees are always 100% vested in their contributions and vest in employer contributions at a rate of 50% after the first two years of service and 100% after the third year of service.
(18) Statutory Capital Requirements
     The HMOs are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2007, the statutory minimum net worth requirements and actual statutory net worth were $14,823 and $59,407 for the Tennessee HMO; $1,112 and $36,691 for the Alabama HMO; $6,771 and $16,040 for the Florida HMO; and $8,912 and $42,491 for the Texas HMO, respectively. Each of these subsidiaries were in compliance with applicable statutory requirements as of December 31, 2007. The HMOs are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2007, $389.3 million of the Company’s $425.5 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(19) Commitments and Contingencies
Legal Proceedings
     The Company is from time to time involved in routine legal matters and other claims incidental to its business, including employment-related claims, claims relating to our relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, the Company. When it appears probable in management’s judgment that the Company will incur monetary damages in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. Although there can be no assurances, the Company does not believe that the resolution of such routine matters and other incidental claims, taking into account accruals and insurance, will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
      Approximately 97.0% and 90.5% of the Company’s premium revenue in 2007 and 2006, respectively, was derived from a limited number of contracts with CMS, which are renewable annually and are terminable by CMS in the event of material breach or a violation of relevant laws or regulations. In additon, substantially all of the Company’s membership in its stand-alone PDP results from automatic enrollment by CMS of members in CMS regions where the Company’s Part D premium bid is below the relevant benchmark. If future Part D premium bids are not below the benchmark, or the Company violates relevant laws, regulations or program requirements relating to Part D, CMS may not assign additional PDP members to the Company and may reassign PDP members previously assigned to the Company.
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and receivables generated in the ordinary course of business. Investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. Receivables include premium receivables from CMS for estimated retroactive risk adjustment payments, premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of members under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements. The Company had no significant concentrations of credit risk at December 31, 2007.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(21) Fair Value of Financial Instruments
     The Company’s 2007 and 2006 consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, and long-term debt. The carrying amounts of accounts receivable, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the investment securities and restricted investments as determined generally by quoted market prices are presented at Notes 5 and 8. The carrying value of the long-term debt is estimated by management to approximate fair value based upon the terms and nature of the obligations.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(22) Recapitalization
The Recapitalization
     HealthSpring, Inc. was formed in October 2004 in connection with a recapitalization transaction, which was accounted for using the purchase method, involving our predecessor, NewQuest, LLC, its members, the GTCR Funds, and certain other investors and lenders. The recapitalization was completed on March 1, 2005.
     Prior to the recapitalization, approximately 15% of the ownership interests in two of our Tennessee management subsidiaries and approximately 27% of the membership interests of our Texas HMO subsidiary, Texas HealthSpring, LLC, were owned by outside investors. Contemporaneously with the recapitalization, we purchased all of the minority interests in our Tennessee subsidiaries and a portion of the membership interests held by the minority investors in Texas HealthSpring, LLC. Following the purchase, the outside investors in Texas HealthSpring, LLC owned an approximately 9% ownership interest. Following a private placement in June 2005, and as of December 31, 2005, the outside investors owned an approximately 15.9% interest in Texas HealthSpring, LLC, which interest was automatically exchanged, without additional consideration, for 2,040,194 shares of our common stock immediately prior to the IPO.
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
     The following table summarizes the estimated fair value of the net assets acquired:

Cash	$75,441
Other current assets	38,704
Property and equipment	3,249
Investment securities	31,782
Other assets	2,293
Identifiable intangible assets	91,200
Goodwill	315,057

Total assets	557,726

Current liabilities assumed	80,199
Long-term liabilities assumed	38,951

Total liabilities	119,150

Net assets acquired	$438,576

     A breakdown of the identifiable intangible assets, their assigned value and expected lives is as follows:

		Expected Life
	Assigned Value	(Years)
Trade name	$24,500	indefinite
Noncompete agreements	800	5
Provider network	7,100	15
Medicare member network	48,500	12	(1)
Commercial customer relationships	10,300	2 to 10

Total amount of identified intangible assets	$91,200

(1)	-	See Note 1(f).

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and unit data)
(23) Quarterly Financial Information (unaudited)
     Quarterly financial results may not be comparable as a result of many variables, including non-recurring items and changes in estimates for medical claims liabilities, risk adjustment payments from CMS, and certain amounts related to the Part D program.
     Selected unaudited quarterly financial data in 2007 and 2006 are as follows:

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$356,317	383,633 (1)	366,342	468,476 (1)
Income before income taxes	22,074	36,764	34,939	40,978
Net income	14,090	23,802	22,365	26,203

Income per share – basic	$0.25	0.42	0.39	0.46
Income per share – diluted	$0.25	0.42	0.39	0.46

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	$306,622	322,803	343,861 (2)	335,670 (2)
Income before income taxes	13,661	33,507	47,016	30,463
Net income available to common stockholders	6,552	21,109	31,053	20,101

Income per share – basic	$0.14	0.37	0.54	0.35
Income per share – diluted	$0.14	0.37	0.54	0.35

(1)	Revenue for the quarter ended June 30, 2007 includes $15.5 million for the Final CMS Settlement associated with the 2006 Medicare plan year for which the Company received notification from CMS of such amounts in the second quarter of 2007. Revenue for the quarter ended December 31, 2007 includes the accrual of $23.0 million for estimated Final CMS Settlement for the 2007 Medicare plan year.

(2)	Revenue for the quarter ended September 30, 2006 includes $15.5 million for the Initial CMS Settlement associated with the 2006 Medicare plan year received in the third quarter of 2006. Revenue for the quarter ended December 31, 2006 includes $5.7 million for the Final CMS Settlement associated with the 2005 Medicare plan year received in the fourth quarter of 2006.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (PARENT ONLY)
BALANCE SHEETS
December 31, 2007 and 2006
(in thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,159	$58,151
Prepaid expenses and other current assets	641	771
Deferred tax assets	95	115

Total current assets	23,895	59,037
Investment in subsidiaries	922,571	334,310
Property and equipment, net	11,471	4,592
Intangible assets	347	507
Deferred financing fee	9,992	802
Deferred tax assets	3,758	2,914
Due from subsidiaries	5,832	181,638

Total assets	$977,866	$583,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other	$5,185	$8,289
Current portion of long-term debt	18,750	—
Other current liabilities	3,940	—

Total current liabilities	27,875	8,289
Deferred rent	732	229
Other long-term liabilities	404	—
Long-term debt, less current portion	277,500	—

Total liabilities	306,511	8,518
Stockholders’ equity:
Common stock	576	575
Additional paid in capital	494,626	485,002
Retained earnings	176,218	89,758
Treasury stock	(65)	(53)

Total stockholders’ equity	671,355	575,282

Total liabilities and stockholders’ equity	$977,866	$583,800

See accompanying report of independent registered public accounting firm.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF INCOME
(in thousands)

				Predecessor
			Ten months	Two months
	Year ended	Year ended	ended	ended
	December 31,	December 31,	December 31,	February 28,
	2007	2006	2005	2005
Revenue:
Management fees from affiliates	$—	—	—	122
Investment income	1,725	478	—	16

Total revenue	1,725	478	—	138

Operating expenses:
Salaries and benefits	15,249	13,401	377	1,261
Administrative expenses	12,237	9,026	6,577	5,760
Depreciation and amortization	3,480	746	—	—
Interest expense	7,465	330	—	30

Total operating expenses	38,431	23,503	6,954	7,051

Loss before equity in subsidiaries’ earnings and income taxes	(36,706)	(23,025)	(6,954)	(6,913)
Equity in subsidiaries’ earnings	108,897	93,591	31,070	9,623

Income before income taxes	72,191	70,566	24,116	2,710
Income tax benefit (expense)	14,269	10,270	2,434	(4)

Net income	86,460	80,836	26,550	2,706
Preferred dividends	—	(2,021)	(15,607)	—

Net income available to common stockholders and members	$86,460	$78,815	$10,943	$2,706

See accompanying report of independent registered public accounting firm.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Predeccessor
			Ten months	Two months
	Year ended	Year ended	ended	ended
	December 31,	December 31,	December 31,	February 28,
	2007	2006	2005	2005

Cash flows from operating activities:
Net income	$86,460	$80,836	26,550	2,706
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense and amortization	3,480	745	189	—
Equity in subsidiaries’ earnings	(108,897)	(93,591)	(31,070)	(9,623)
Distributions and advances from/(to) subsidiaries, net	18,613	(124,311)	89,459	10,254
Share-based compensation	4,236	5,650	377	—
Deferred taxes	(824)	(4,294)	609	—
Amortization of deferred financing cost	752	130	—	—
Write-off of deferred financing cost	651	—	—	—
Increase (decrease) due to change in:
Accounts receivable	—	—	—	(1)
Interest receivable	—	—	—	2
Prepaid expenses and other current assets	147	1,793	(1,908)	(178)
Accounts payable, accrued expenses, and other current liabilities	828	4,953	3,336	8,335
Other long-term liabilities	907	229	—	—

Net cash provided by (used in) operating activities	6,353	(127,860)	87,542	(11,495)

Cash flows from investing activities:
Purchase of property and equipment	(10,199)	(4,950)	(420)	—
Acquisitions, net of cash acquired	(317,799)	—	(219,958)	—

Net cash (used in) provided by investing activities	(327,998)	(4,950)	(220,378)	—

Cash flows from financing activities:
Payments on notes payable to members	—	—	(3,958)	(83)
Proceeds from issuance of debt	300,000	—	—	—
Payments on debt	(3,750)	—	—	—
Proceeds from issuance of common and preferred stock	—	188,611	140,087	—
Deferred financing costs	(10,610)	(932)	—	—
Purchase of treasury stock	(12)	(13)	(40)	—
Proceeds from stock options exercised	1,023	12	—	—
Tax benefit from stock options exercised	2	30	—	—

Net cash provided by (used in) financing activities	286,653	187,708	136,089	(83)

Net (decrease) increase in cash and cash equivalents	(34,992)	54,898	3,253	11,412
Cash and cash equivalents at beginning of period	58,151	3,253	—	10,827

Cash and cash equivalents at end of period	$23,159	$58,151	$3,253	$22,239

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of December 31, 2007, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting included those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In conducting the Company’s assessment of the effectiveness of its internal control over financial reporting, the Company has excluded the acquisition of the Leon Medical Centers Health Plans, Inc. (LMC Health Plans) which was completed by the Company on October 1, 2007. Total revenue of $83.8 million and total assets of $451.8 million for LMC Health Plans are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2007. Further information concerning the acquisition of the LMC Health Plans appears in Note 2, Acquisition of Leon Medical Centers Health Plans, to the accompanying audited consolidated financial statements. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment and those criteria, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to the directors of the Company, set forth in the Company’s definitive proxy statement, to be filed with the SEC on or before April 29, 2008 for the Company’s 2008 Annual Meeting of Stockholders to be held on or about May 20, 2008 (the “Proxy Statement”), under the caption “Proposal 1 – Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
     Information with respect to our code of ethics, set forth in the Proxy Statement under the caption “Corporate Governance – Code of Business Conduct and Ethics,” is incorporated herein by reference.
Item 11. Executive Compensation
     Information required by this item, set forth in the Proxy Statement under the caption “Executive and Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters and our equity compensation plans, set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Information with respect to certain relationships and related transactions and director independence, set forth in the Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Security Ownership of Certain Beneficial Owners and Management” and “Corporate Governance,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our independent registered public accounting firm, set forth in the Proxy Statement under the caption “Fees Billed to Us by KPMG LLP During 2007 and 2006” is incorporated herein by reference.
     Information with respect to our audit committee and audit committee financial expert set forth in the proxy statement under the caption “Corporate Governance-Board Committee Composition” is incorporated hereby reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	All financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 59 of this report.

(2)	All financial statement schedules required to be filed as part of this report are listed in the Index to Financial Statements on page 59 of this report.

(3)	Exhibits – See Index of Exhibits at end of this report, which is incorporated herein by reference.
(b)	Exhibits
See the Index of Exhibits at end of this report, which is incorporated herein by reference.
(c)	Financial Statements
We are filing as part of this report the financial schedule listed on the index immediately preceding the financial statements in Item 8 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: February 28, 2008	By:	/s/ Kevin M. McNamara
Name: Kevin M. McNamara
Title: Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch Herbert A. Fritch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Kevin M. McNamara Kevin M. McNamara	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Bruce M. Fried Bruce M. Fried	Director	February 28, 2008

/s/ Robert Z. Hensley Robert Z. Hensley	Director	February 28, 2008

/s/ Benjamin Leon, Jr. Benjamin Leon, Jr.	Director	February 28, 2008

/s/ Sharad Mansukani, M.D. Sharad Mansukani, M.D.	Director	February 28, 2008

/s/ Russell K. Mayerfeld Russell K. Mayerfeld	Director	February 28, 2008

/s/ Joseph P. Nolan Joseph P. Nolan	Director	February 28, 2008

/s/ Martin S. Rash Martin S. Rash	Director	February 28, 2008

INDEX OF EXHIBITS

Exhibits	Description
3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (1)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3
Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (1)

4.4	Registration Rights Agreement, dated as of October 1, 2007, by and among HealthSpring, Inc. and the former stockholders of Leon Medical Centers Health Plans, Inc. (2)

10.1
Purchase and Exchange Agreement, dated as of November 10, 2004, by and among NewQuest, LLC, HealthSpring, Inc., NewQuest, Inc., the stockholders representative and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules or signature pages thereto, as amended (1)

10.2	Stock Purchase Agreement, dated as of March 1, 2005, by and among GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders party thereto (1)

10.3	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement* (1)

10.4	HealthSpring, Inc. 2005 Stock Option Plan* (1)

10.5	Form of Non-Qualified Stock Option Agreement (Option Plan)* (1)

10.6	HealthSpring, Inc. 2006 Equity Incentive Plan, as amended* (3)

10.7	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)* (4)

10.8	Form of Incentive Stock Option Agreement (Equity Incentive Plan)* (4)

10.9	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)* (4)

10.10	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)* (4)

10.11	Non-Employee Director Compensation Policy* (5)

10.12	Amended and Restated Employment Agreement between Registrant and Herbert A. Fritch* (1)

10.13	Amended and Restated Employment Agreement between Registrant and Kevin M. McNamara* (1)

10.14	Employment Agreement between Registrant and Gerald V. Coil* (6)

10.15	Form of Indemnification Agreement (1)

10.16
Stock Purchase Agreement, dated August 9, 2007, by and among Leon Medical Centers Health Plans, Inc., the stockholders of Leon Medical Centers Health Plans, Inc., as sellers, NewQuest, LLC, as buyer, and HealthSpring, Inc. (7)

10.17	Medical Services Agreement, dated as of October 1, 2007, by and between Leon Medical Centers, Inc. and Leon Medical Centers Health Plans, Inc. (2)

10.18
Credit and Guaranty Agreement, dated as of October 1, 2007, by and among HealthSpring, Inc., as borrower, certain subsidiaries of HealthSpring, Inc., as guarantors, the lenders party thereto from time to time, and Goldman Sachs Credit Partners L.P., as administrative agent, lead arranger and collateral agent (2)

10.19	Contract H4454 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (renewed effective as of January 1, 2008) (1)

10.20	Contract H4513 between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC (renewed effective as of January 1, 2008) (1)

10.21	Contract H0150 between Centers for Medicare & Medicaid Services and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2008) (1)

10.22	Contract H1415 between Centers for Medicare & Medicaid Services and HealthSpring of Illinois (renewed effective as of January 1, 2008) (1)

10.23	Contract H4407 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (d/b/a HealthSpring of Mississippi) (renewed effective as of January1, 2008) (1)

10.24	Contract H5410 between Centers for Medicare & Medicaid Services and HealthSpring of Florida, Inc. (f/k/a Leon Medical Centers Health Plans, Inc.) (renewed effective as of January 1, 2008)

10.25	Amended and Restated IPA Services Agreement dated March 1, 2003 by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (1)

Exhibits	Description
10.26	Full-Service Management Agreement dated April 16, 2001 by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (1)

10.27	Agreement dated May 28,1993 between the Baptist Hospital and DST Health Solutions, Inc. (f/k/a CSC Healthcare Systems, Inc.), as amended (1)

10.28	Master Service Agreement dated June 13, 2003 between OAO HealthCare Solutions, Inc. and TexQuest, LLC, on behalf of GulfQuest, L.P. (1)

10.29	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2008) (8)

10.30
Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan Line of Business, dated as of December 12, 2007, by and among Texas HealthSpring I, LLC, HealthSpring of Tennessee, Inc., and the Centers for Medicare and Medicaid Services

10.31	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring of Florida, Inc. (f/k/a Leon Medical Centers Health Plans, Inc.) (renewed effective as of January 1, 2008)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of attorney (included on the signature page)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	(Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-128939), filed October 11, 2005, as amended.)
(2)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 4, 2007.)
(3)	(Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed May 14, 2007.)
(4)	(Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed November 2, 2007.)
(5)	(Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007.)
(6)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2006.)
(7)	(Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed August 14, 2007.)
(8)	(Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed March 31, 2006.)