Form 10-Q
period 2008-03-31
HealthSpring, Inc.
filed 2008-05-02
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☐                                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 29, 2008

Common Stock, Par Value $0.01 Per Share	58,891,359 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$360,346	$324,090
Accounts receivable, net	95,459	59,027
Investment securities available for sale	1,815	24,746
Investment securities held to maturity	15,771	16,594
Deferred income taxes	2,353	2,295
Prepaid expenses and other	4,619	4,913

Total current assets	480,363	431,665
Investment securities available for sale	38,413	39,905
Investment securities held to maturity	8,408	10,105
Property and equipment, net	23,776	24,116
Goodwill	588,001	588,001
Intangible assets, net	230,850	235,893
Restricted investments	10,454	10,095
Other	29,725	11,293

Total assets	$1,409,990	$1,351,073

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$184,265	$154,510
Accounts payable, accrued expenses and other current liabilities	38,202	27,489
Funds held for the benefit of members	103,767	82,231
Risk corridor payable to CMS	22,660	22,363
Current portion of long-term debt	22,500	18,750

Total current liabilities	371,394	305,343
Deferred income tax liability	88,933	90,552
Long-term debt, less current portion	270,000	277,500
Other long-term liabilities	5,286	6,323

Total liabilities	735,613	679,718

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,726,855 shares issued and 56,227,600 outstanding at March 31, 2008, 57,617,335 shares issued and 57,293,242 outstanding at December 31, 2007	577	576
Additional paid in capital	496,994	494,626
Retained earnings	197,276	176,218
Accumulated other comprehensive income	243	—
Treasury stock, at cost, 1,499,255 shares at March 31, 2008 and 324,093 shares at December 31, 2007	(20,713)	(65)

Total stockholders’ equity	674,377	671,355

Total liabilities and stockholders’ equity	$1,409,990	$1,351,073

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Premium:
Medicare	$538,553	$331,780
Commercial	2,337	13,240

Total premium revenue	540,890	345,020
Management and other fees	6,907	6,049
Investment income	4,811	5,248

Total revenue	552,608	356,317

Operating expenses:
Medicare	442,159	273,640
Commercial	2,023	10,055

Total medical expense	444,182	283,695
Selling, general and administrative	62,899	47,506
Depreciation and amortization	7,248	2,948
Interest expense	5,404	115

Total operating expenses	519,733	334,264

Income before equity in earnings of unconsolidated affiliate and income taxes	32,875	22,053
Equity in earnings of unconsolidated affiliate	101	21

Income before income taxes	32,976	22,074
Income tax expense	(11,918)	(7,984)

Net income	$21,058	$14,090

Net income per common share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

Weighted average common shares outstanding:
Basic	56,861,343	57,233,712

Diluted	56,962,521	57,330,365

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$21,058	$14,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,248	2,948
Stock-based compensation	2,356	2,121
Amortization of deferred financing cost	598	54
Equity in earnings of unconsolidated affiliate	(101)	(21)
Deferred tax benefit	(1,808)	(358)
Increase (decrease) in cash due to:
Accounts receivable	(40,584)	(14,176)
Prepaid expenses and other current assets	294	(2,240)
Medical claims liability	29,755	(9,635)
Accounts payable, accrued expenses, and other current liabilities	10,713	(3,381)
Deferred revenue	—	109,693
Other	(15,519)	3,312

Net cash provided by operating activities	14,010	102,407

Cash flows from investing activities:
Purchase of property and equipment	(1,866)	(4,282)
Purchase of investment securities	(1,207)	(16,747)
Maturities of investment securities	28,526	2,237
Purchase of restricted investments	(359)	(875)

Net cash provided by (used in) investing activities	25,094	(19,667)

Cash flows from financing activities:
Funds received for the benefit of the members	123,094	—
Funds withdrawn for the benefit of members	(101,558)	—
Funds received for the benefit of the members, net	—	52,541
Payments on long-term debt	(3,750)	—
Proceeds from stock options exercised	14	224
Purchase of treasury stock	(20,648)	(5)

Net cash (used in) provided by financing activities	(2,848)	52,760

Net increase in cash and cash equivalents	36,256	135,500
Cash and cash equivalents at beginning of period	324,090	338,443

Cash and cash equivalents at end of period	$360,346	$473,943

Supplemental disclosures:
Cash paid for interest	$5,339	$62
Cash paid for taxes	$4,660	$2,039
See accompanying notes to condensed consolidated financial statements

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (1) Organization and Basis of Presentation
     HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government- sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee and Texas and offers Medicare Part D prescription drug plans to persons in all 50 states. In addition, the Company uses its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also provides management services to healthcare plans and physician partnerships.
Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008 (“2007 Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2008, the Company’s results of operations and cash flows for the three months ended March 31, 2008 and 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended, the “Exchange Act.” Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007.
     The results of operations for the 2008 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008. Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year. In 2008, with the widening of the Part D risk corridors, the Company anticipates that the profitability of Part D will be more weighted toward the second half of the year than the Company has experienced in prior years.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from the Centers for Medicare & Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful life of definite-lived assets, and certain amounts recorded related to the Part D program. Actual results could differ significantly from those estimates.
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements or requirements under the Company’s credit facilities. At March 31, 2008, $396.8 million of the Company’s $435.2 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. The Company’s ability to make distributions is also limited by the Company’s credit facility.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (2) Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
     The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The Company adopted SFAS No. 159 effective January 1, 2008. The Company, at this time, has elected to not recognize any gains or losses for its available-for-sale securities in the statement of income, and has elected to not recognize any other financial assets or liabilities at fair value. Accordingly, there was no impact on the Company’s financial position or results of operations as a result of adopting the new standard.
     (3) Accounts Receivable
     Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Medicare premium receivables	$73,430	$37,777
Rebates	16,673	14,471
Commercial HMO premium receivables	243	1,049
Other	10,875	7,139

	$101,221	$60,436
Allowance for doubtful accounts	(1,612)	(1,409)

Total (including non-current receivables)	$99,609	$59,027

     Medicare premium receivables at March 31, 2008 include $69.4 million for receivables from CMS related to the accrual of retroactive risk adjustment payments (including $4.2 million classified as non-current and included in other assets on the Company’s balance sheet).

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, the Company was unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, the Company began estimating and recording on a monthly basis the Initial CMS Settlement, as the Company concluded it had the ability to reasonably estimate such amounts. Similarly, in the fourth quarter of 2007, the Company estimated and recorded the Final CMS Settlement for 2007 (based on risk score data available at that time), as the Company concluded such amounts were estimable. During the 2008 first quarter the Company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008. This change in estimate related to the 2007 plan year resulted in an additional $12.0 million of premium revenue (and related accounts receivable from CMS) in the first quarter of 2008. The resulting impact on net income for the three months ended March 31, 2008, after the expense for risk sharing with providers and income tax expense, was $5.3 million. The Final CMS Settlement for 2006 was recorded during the second quarter of 2007 upon notification of such settlement amount from CMS.
     As of January 2008, the Company began estimating and recording on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. Results of operations for the 2007 first quarter do not include any premiums for estimated final CMS settlements. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the Company receives notification from CMS of such settlement amounts.
     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees. Other receivables primarily includes management fees receivable as well as amounts owed the Company from other health plans for the refund of certain medical expenses paid by the Company.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (4) Fair Value Measurements
     Effective January 1, 2008, the company adopted SFAS No. 157 for the Company’s financial assets. SFAS No. 157 defines fair value, expands disclosure requirements and specifies a hierarchy of valuation techniques. The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

Input
Level Input:	Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
     When quoted prices in active markets for identical assets are available, the Company uses these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, the Company obtains the fair value from a third party vendor that uses pricing models, such as matrix pricing, to calculate fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, the Company would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.
     The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

Investment securities: available for sale	$—	$40,228	$—	$40,228

Total	$—	$40,228	$—	$40,228

     (5) Medical Liabilities
     The Company’s medical liabilities at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Medicare medical liabilities	$129,066	$116,048
Commercial medical liabilities	995	3,415
Pharmacy accounts payable	54,204	35,047

Total	$184,265	$154,510

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (6) Medicare Part D
     Total Part D related liabilities (excluding medical claims payable) of $104,594 at December 31, 2007 all related to the 2007 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at March 31, 2008 were as follows (in thousands):

	Related to the	Related to the
	2007 plan year	2008 plan year	Total
Non-current assets:
Risk corridor receivable from CMS	$—	$14,779	$14,779

Current liabilities:
Funds held for the benefit of members	$83,912	$19,855	$103,767
Risk corridor payable to CMS	22,660	—	22,660

Total Part D liabilities (excluding medical claims payable)	$106,572	$19,855	$126,427

     Balances associated with risk corridor amounts are expected to be settled in the fourth quarter of the year following the year to which they relate.
     (7) Stock-Based Compensation
Stock Options
     The Company granted nonqualified options to purchase 417,564 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three months ended March 31, 2008, and options for the purchase of 3,549,281 shares of common stock were outstanding under this plan at March 31, 2008. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     The fair value for all options granted during the three months ended March 31, 2008 and 2007 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007

Expected dividend yield	0.0%	0.0%
Expected volatility	36.2%	45.0%
Expected term	5 years	5 years
Risk-free interest rates	2.93%	4.48-4.84%
     The weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $7.13 and $10.00, respectively. Both the cash proceeds and the actual tax benefit realized from stock options exercised during the three months ended March 31, 2008 were nominal.
     Total compensation expense related to nonvested options not yet recognized was $16.6 million at March 31, 2008. The Company expects to recognize this compensation expense over a weighted average period of 2.5 years.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock
     During the three months ended March 31, 2008, the Company granted 108,895 shares of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at March 31, 2008. The restrictions relating to the restricted stock awards made in the current period lapse as follows: 50% of the shares upon the second anniversary of the grant date and 25% on both the third and fourth anniversaries of the grant date.
     Total compensation expense related to nonvested restricted stock awards not yet recognized, including awards made in previous periods, was $2.5 million at March 31, 2008. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.9 years. Nonvested restricted stock at March 31, 2008 totaled 706,981 shares.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three months ended March 31, 2008 and 2007 consisted of the following (in millions):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended March 31, 2008	$0.3	$2.1	$2.4

Three months ended March 31, 2007	0.2	1.9	2.1

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of March 31, 2008 the Company had repurchased 1,171,500 shares of its common stock under the program in open market transactions for approximately $20.6 million, at an average cost of $17.63, and had approximately $29.4 million in remaining repurchase authority under the program.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (8) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted (in thousands, except share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$21,058	$14,090

Denominator:
Weighted average common shares outstanding — basic	56,861,343	57,233,712
Dilutive effect of stock options	86,970	87,147
Dilutive effect of unvested director shares	14,208	9,506

Weighted average common shares outstanding — diluted	56,962,521	57,330,365

Net income per common share:
Basic	$0.37	$0.25

Diluted	$0.37	$0.25

     Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 3.8 million shares and 2.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively.
     (9) Intangible Assets
     A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at March 31, 2008 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	493	307
Provider network	133,800	5,683	128,117
Medicare member network	92,128	15,471	76,657
Management contract right	1,554	285	1,269

	$252,782	$21,932	$230,850

     Amortization expense on identifiable intangible assets for each of the quarters ended March 31, 2008 and 2007 was approximately $5.0 million and $1.9 million, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (10) Comprehensive Income
     The following table presents details supporting the determination of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income	$21,058	$14,090
Net unrealized investment gains on available for sale investment securities, net of tax	243	—

Comprehensive income, net of tax	$21,301	$14,090

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements. The company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2007 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” and Part II, Item 1A: Risk Factors below. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
General
     HealthSpring, Inc. (the “company” or “HealthSpring”) is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease.
     We operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offer Medicare Part D prescription drug plans to persons in all 50 states. We sometimes refer to our Medicare Advantage plans (including plans providing prescription drug benefits, or “MA-PD”) collectively as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the company separately provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. Although we concentrate on Medicare plans, we also utilize our infrastructure and provider networks in Alabama and Tennessee to offer commercial health plans to employer groups.
     The results of our newly-acquired Leon Medical Centers Health Plans (“LMC Health Plans”) are included in our results from October 1, 2007, the date of acquisition by the company.

Basis of Presentation
     The consolidated results of operations include the accounts of HealthSpring and its subsidiaries.
Results of Operations
     The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated.

	Three Months Ended March 31,
	2008		2007
Revenue:
Premium:
Medicare	$538,553	97.5%	$331,780	93.1%
Commercial	2,337	0.4	13,240	3.7

Total premium revenue	540,890	97.9	345,020	96.8
Management and other fees	6,907	1.2	6,049	1.7
Investment income	4,811	0.9	5,248	1.5

Total revenue	552,608	100.0	356,317	100.0

Operating expenses:
Medical expense:
Medicare	442,159	80.0	273,640	76.8
Commercial	2,023	0.4	10,055	2.8

Total medical expense	444,182	80.4	283,695	79.6
Selling, general and administrative	62,899	11.4	47,506	13.3
Depreciation and amortization	7,248	1.3	2,948	0.9
Interest expense	5,404	1.0	115	—

Total operating expenses	519,733	94.1	334,264	93.8

Income before equity in earnings of unconsolidated affiliate and income taxes	32,875	5.9	22,053	6.2
Equity in earnings of unconsolidated affiliate	101	—	21	—

Income before income taxes	32,976	5.9	22,074	6.2
Income tax expense	(11,918)	(2.1)	(7,984)	(2.2)

Net income	$21,058	3.8%	$14,090	4.0%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated. Membership for Florida-based LMC Health Plans is reflected in our March 31, 2008 and December 31, 2007 results but not in our March 31, 2007 results. LMC Health Plans has no PDP or commercial membership.

	March 31,	December 31,	March 31,
	2008	2007	2007
Medicare Advantage Membership
Tennessee	49,174	50,510	48,309
Texas	38,357	36,661	35,810
Alabama	28,045	30,600	29,078
Florida(1)	26,681	25,946	— (2)
Illinois	8,735	8,639	7,614
Mississippi	1,535	841	716

Total	152,527	153,197	121,527

Medicare PDP Membership	258,012	139,212	110,692

Commercial Membership
Tennessee	1,402	11,046	14,374
Alabama	1,028	755	744

Total	2,430	11,801	15,118

(1)	The company acquired LMC Health Plans on October 1, 2007. As of the acquisition date, LMC Health Plans had approximately 25,800 Medicare Advantage members.

(2)	LMC Health Plans’ Medicare Advantage membership was 24,974 at March 31, 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 25.5% to 152,527 members at March 31, 2008 as compared to 121,527 members at March 31, 2007, primarily as a result of membership resulting from the acquisition of LMC Health Plans. As anticipated, our Alabama membership decreased slightly in the current quarter compared to membership at both December 31, 2007 and March 31, 2007 as a result of the Company exiting certain counties. Similarly, the Tennessee market experienced slight and anticipated decreases in membership in the current quarter compared to December 31, 2007 as a result of discontinuing certain products. We anticipate incremental membership growth throughout the remainder of 2008 through the offering of products to the dual-eligible population, who are not restricted by the lock-in rules, including our new OptimaCare product, our special needs plan (“SNP”), focused on the treatment of individuals with chronic conditions such as diabetes, hypertension and hyperlipidemia.
     PDP. PDP membership increased by 133.1% to 258,012 members at March 31, 2008 as compared to 110,692 at March 31, 2007, primarily as a result of additional auto-assignment of members in the California and New York regions. We do not actively market our PDPs and have relied primarily on CMS auto-assignments of dual-eligible beneficiaries for membership. We continue to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in.

     Commercial. Our commercial HMO membership declined from 15,118 members at March 31, 2007 to 2,430 members at March 31, 2008, primarily as a result of the anticipated non-renewal of coverage by several large employer groups in Tennessee.
Risk Adjustment Payments
     Our Medicare premium revenue is subject to periodic adjustment under CMS’s risk adjustment payment methodology based on the health risk of our members. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels, typically on two separate occasions, on a retroactive basis. The first retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following year (the “Final CMS Settlement”). In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. Similarly, in the fourth quarter of 2007 the company began accruing for the estimated 2007 Final CMS Settlement based on risk score data available at that time. During the 2008 first quarter, the company updated its estimated final payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008. This change in estimate resulted in recording an additional $12.0 million of Medicare premium revenue and $3.8 million of related medical expense for risk sharing with providers in the 2008 first quarter.
     As of January 2008, we began estimating and recording on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. Results of operations for the 2007 first quarter do not include any premiums for estimated final CMS settlements. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or we receive notification from CMS of such settlement amounts.
Comparison of the Three-Month Period Ended March 31, 2008 to the Three-Month Period Ended March 31, 2007
Revenue
     Total revenue was $552.6 million in the three-month period ended March 31, 2008 as compared with $356.3 million for the same period in 2007, representing an increase of $196.3 million, or 55.1%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended March 31, 2008 was $540.9 million as compared with $345.0 million in the same period in 2007, representing an increase of $195.9 million, or 56.8%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $459.3 million for the three months ended March 31, 2008 versus $298.8 million in the first quarter of 2007, representing an increase of $160.5 million, or 53.7%. The increase in Medicare Advantage premiums in 2008 is attributable to the inclusion of LMC Health Plans’ results and increases in both membership (which we measure in member months) and per member per month, or “PMPM,” premium rates. In addition, the 2008 first quarter results include $12.0 million of additional Medicare Advantage premium revenue for 2007 final retroactive premium settlements as a result of the company updating its estimated premium amounts for 2007 (see “Risk Adjustment Payments” above). Member months increased 27.0% to 456,150 for the 2008 first quarter from 359,059 for the comparable 2007 quarter. PMPM premiums for the 2008 first quarter were $980.56, as adjusted to exclude the additional 2007 final retroactive risk premiums recorded in the 2008 first quarter, and increased 17.8% compared to the 2007 first quarter. The PMPM premium increase in the current quarter is primarily the result of rate increases in the 2008 first quarter, the inclusion of $12.0 million of 2007 risk settlement premiums discussed above, and the inclusion of LMC Health Plans’ results in the current quarter, as LMC Health Plans has historically acquired higher PMPM premiums than our other markets.
PDP: PDP premiums (after risk corridor adjustments) were $79.2 million in the three months ended March 31, 2008 compared to $33.0 million in the same period of 2007, an increase of $46.2 million, or 140.5%. The increase in premiums for the 2008 first quarter is the result of increases in membership and PMPM premiums. Our average PMPM premiums (after risk corridor adjustments) increased 2.6% to $103.31 in the current quarter versus $100.68 during the 2007 quarter.
Commercial: Commercial premiums were $2.3 million in the three months ended March 31, 2008 as compared with $13.2 million in the 2007 comparable period, reflecting a decrease of $10.9 million, or 82.4%. The decrease was primarily attributable to the 81.4% decline in member months, primarily as a result of the non-renewal by several large employer groups in Tennessee.
     Fee Revenue. Fee revenue was $6.9 million in the first quarter of 2008 compared to $6.0 million for the first quarter of 2007, an increase of $0.9 million. The increase in the current period is attributable to higher PMPM premiums and management fees associated with new IPAs under contract with us since the 2007 first quarter.
     Investment Income. Investment income was $4.8 million for the first quarter of 2008 versus $5.2 million for the comparable period of 2007, reflecting a decrease of $0.4 million, or 8.3%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of unrestricted cash to fund a portion of the purchase price for the LMC Health Plans and to fund the repurchase of company stock, coupled with a lower average yield on these balances.
Medical Expense
     Medicare Advantage Medicare Advantage (including MA-PD) medical expense for the three months ended March 31, 2008 increased $122.8 million, or 50.6%, to $365.4 million from $242.6 million for the comparable period of 2007, primarily as a result of the inclusion of medical expense incurred by LMC Health Plans in 2008 and as a result of increased membership and utilization in our other health plans. For the three months ended March 31, 2008, the Medicare Advantage medical loss ratio, or “MLR,” was 79.6% versus 81.2% for the same period of 2007. The MLR improvement in the 2008 first quarter is primarily the result of higher PMPM premiums and the change in estimate for the 2007 Final CMS Settlement discussed previously (see “Risk Adjustment Payments” above), the latter of which had a favorable impact of 130 basis points on the 2008 first quarter MLR. The improvement in MLR during the 2008 first quarter would have been greater had it not been for more pronounced seasonality in the Part D component of our MA MLR caused by the expansion of Part D risk corridors.
     Under the Part D benefit design, a disproportionate amount of drug costs for MA-PD members are incurred in the first half of the year, which contributed unfavorably to the MLR in the first quarter of each period. Our Medicare Advantage medical expense calculated on a PMPM basis was $801.11 for the three months ended March 31, 2008, compared with $675.76 for the comparable 2007 quarter, reflecting an increase of 18.6%, primarily as a result of the inclusion of LMC Health Plans’ results in the current quarter, increased drug costs, and higher than anticipated inpatient utilization. LMC Health Plans incurs a substantially higher PMPM medical expense than our other plans. The Company believes that the higher inpatient utilization was attributable, in part, to the flu season.
     PDP. PDP medical expense for the three months ended March 31, 2008 increased $45.7 million to $76.7 million, compared to $31.0 million in the same period last year. PDP MLR for the 2008 first quarter was 96.8%, compared to 94.1% in the 2007 first quarter. The increase in PDP MLR for the current quarter was primarily a function of the expansion of the Part D risk corridors, increases in the cost of prescription drugs, and different pharmacy utilization patterns in new markets, including a higher utilization of brand versus generic drugs, which was partially offset by the increase in PDP PMPM revenue in the 2008 period. Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year. In 2008, with the widening of the Part D risk corridors, the Company anticipates that the profitability of PDP operations will be more weighted toward the second half of the year than the Company has experienced in prior years.
     Commercial. Commercial medical expense decreased by $8.0 million, or 79.9%, to $2.0 million for the first quarter of 2008 as compared to $10.0 million for the same period of 2007. The decrease in the current quarter was attributable to the reduction in membership versus the prior year quarter.
Selling, General, and Administrative Expense
     Selling, general, and administrative expense, or “SG&A,” for the three months ended March 31, 2008 was $62.9 million as compared with $47.5 million for the same prior year period, an increase of $15.4 million, or 32.4%. The increase in the 2008 first quarter as compared to the same period of the prior year is the result of the inclusion of LMC Health Plans, personnel and other administrative costs increases in the current period, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 11.4% for the three months ended March 31, 2008 compared to 13.3% in the prior year first quarter. The decrease in SG&A as a percentage of revenue in the current quarter was primarily the result of improved operating leverage and the inclusion of LMC Health Plans, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
     Consistent with historical trends, the company expects the majority of its marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.2 million in the three months ended March 31, 2008 as compared with $2.9 million in the same period of 2007, representing an increase of $4.3 million, or 145.9%. The increase in the current quarter was primarily the result of $3.3 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans in October 2007 and incremental depreciation on property and equipment additions made in 2007 and 2008.
Interest Expense
     Interest expense was $5.4 million in the 2008 first quarter, compared with $0.1 million in the 2007 first quarter. Interest expense recognized in the 2008 period was the result of the company borrowing $300.0 million on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
     For the three months ended March 31, 2008, income tax expense was $11.9 million, reflecting an effective tax rate of 36.1%, versus $8.0 million, reflecting an effective tax rate of 36.2%, for the same period of 2007. The Company expects the effective tax rate for the full 2008 year will approximate 36.1%.
Liquidity and Capital Resources
     We finance our operations primarily through internally generated funds. All of our outstanding funded indebtedness was incurred in connection with the acquisition of the LMC Health Plans in October 2007. See “—Indebtedness” below.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our working capital needs, our debt service, and anticipated capital expenditures over the next twelve months.
     The reported changes in cash and cash equivalents for the three-month period ended March 31, 2008, compared to the comparable period of 2007, were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$14,010	$102,407
Net cash provided by (used in) investing activities	25,094	(19,667)
Net cash (used in) provided by financing activities	(2,848)	52,760

Net increase in cash and cash equivalents	$36,256	$135,500

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations, available cash on hand and our revolving credit facility. We generated cash from operating activities of $14.0 million during the three months ended March 31, 2008, compared to $102.4 million during the three months ended March 31, 2007. Cash flows from operations for the 2008 first quarter trailed net income for the quarter of $21.1 million primarily as a result of accruing revenue and expenses associated with CMS risk payments and accruing risk corridor revenue from CMS.
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. In 2007, the April payments were received in March, which had the effect of increasing operating cash flows in that month with a corresponding decrease in April. Adjusting our operating cash flows in the first three months for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities, as reported	$14,010	$102,407
Timing effect of CMS payment	—	(109,693)

Adjusted net cash provided by (used in) operating activities	$14,010	$(7,286)

     The $21.3 million favorable variance in the adjusted cash flows from operations for the first three months of 2008 compared to the first three months of 2007 was primarily caused by the timing of claims payments and income tax payments in 2008 and lower incentive compensation payments and less commercial claims payments in 2008 as compared to 2007.

Cash Flows from Investing and Financing Activities
     For the three months ended March 31, 2008, the primary investing activities consisted of $1.9 million in property and equipment additions and $28.5 million in proceeds from the maturity of investment securities. The investing activity in the prior year period consisted primarily of $16.7 million used to purchase investments and $4.3 million in property and equipment additions. During the three months ended March 31, 2008, the company’s financing activities consisted primarily of $21.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members and $20.6 million expended for the repurchase of company stock. The financing activity in the prior year period consisted primarily of $52.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at March 31, 2008. We anticipate settling approximately $106.6 million of Part D related amounts relating to 2007 with CMS during the fourth quarter of 2008 as part of the final settlement of Part D payments for the 2007 plan year. We expect positive cash flows in the subsequent periods of 2008 for similar subsidies from CMS related to the 2008 Medicare year.
     During the first quarter of 2008, the company repurchased approximately 1.2 million shares in open market transactions at an average cost of $17.63 under the previously authorized $50.0 million stock repurchase program. All repurchases were made utilizing unrestricted cash on hand. No repurchases were made under the program prior to the first quarter of 2008. The company currently has approximately $29.4 million in remaining repurchase authority under the program.
Cash and Cash Equivalents
     At March 31, 2008, the company’s cash and cash equivalents were $360.3 million, $38.4 million of which was held at unregulated subsidiaries. Approximately $103.8 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle these 2007 amounts during the fourth quarter of this year.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At March 31, 2008, our Texas (minimum $12.5 million; actual $52.1 million), Tennessee (minimum $14.8 million; actual $58.2 million), Florida (minimum $7.8 million; actual $17.5 million) and Alabama (minimum $1.1 million; actual $35.8 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At March 31, 2008, $396.8 million of our $435.2 million of cash, cash equivalents, investment securities and restricted investments were held by our HMO subsidiaries and subject to these dividend restrictions. Our Alabama HMO subsidiary distributed $5.0 million in cash to the parent company in the 2008 first quarter. Our Texas HMO subsidiary distributed $14.0 million to the parent company in April 2008.

Indebtedness
     Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Senior secured term loan	$292,500	$296,250
Less: current portion of long-term debt	(22,500)	(18,750)

Long-term debt less current portion	$270,000	$277,500

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility, (collectively the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report.
     Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on our debt-to-EBITDA leverage ratio. The weighted average interest rate incurred on borrowings under the Credit Agreement during the three month period ended March 31, 2008 was 6.2%. We also pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on our leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
     The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and our excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Agreement.
     The Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. The Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the Credit Agreement to be due and payable. The company believes it is currently in compliance with its financial and other covenants under the Credit Agreement.
Off-Balance Sheet Arrangements
     At March 31, 2008, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended March 31, 2008.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ significantly from those estimates under different assumptions and conditions. The following provides a summary of our accounting policies and estimates relating to medical expense and the related medical claims liability and premium revenue recognition. For a more complete discussion of these and other critical accounting policies and estimates of the company, see our 2007 Form 10-K.
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
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2008 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
(Dollars in thousands)
3%	$(3,790)	(3)%	$(2,004)
2	(2,555)	(2)	(1,334)
1	(1,292)	(1)	(666)
(1)	1,323	1	664

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no material premium deficiency accruals at March 31, 2008.
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
     Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to improve the accuracy of payments and establish incentives for plans to enroll and treat less healthy Medicare beneficiaries.
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, we were unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had the ability to reasonably estimate such amounts. Similarly, in the fourth quarter of 2007, we estimated and recorded the Final CMS Settlement for 2007 (based on risk score data available at that time), as we concluded such amounts were estimable. As such, the first quarter of 2007 does not include any estimated premiums related to Final CMS Settlements. During the 2008 first quarter the company updated its estimated final payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008.
     As of January 2008, we estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts.

Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
     The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at the company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment. Currently, the company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The company adopted SFAS No. 159 effective January 1, 2008. The company, at this time, has not elected to recognize any gains or losses for its available-for-sale securities in the statement of income. Accordingly, there was no impact on the company’s financial position or results of operations as a result of adopting the new standard.
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, or “SFAS No. 141(R).” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for us. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company’s financial statements

Item 3: Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2008, no material changes had occurred in our exposures to interest rate risk since the information previously reported as of year end under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
     The Company currently has no material investments in securities that are collateralized by subprime mortgages.
Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of March 31, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our health plans’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans. Although there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operations.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2007 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2007 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factor is updated from our 2007 Form 10-K to reflect updated or additional risks and uncertainties.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS. Following initial phase-in from 2003 to 2006, in 2007 risk adjustment payments began to account for 100% of Medicare health plan payments. Because 100% of Medical Advantage premiums are now risk-based, it is difficult to predict with certainty our future revenue or profitability.
     In addition, CMS establishes premium payments to Medicare plans generally at the beginning of the calendar year and then adjusts premium levels on two separate occasions during the year on a retroactive basis. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. As of January 2008, the company is estimating and recording on a monthly basis both such adjustments. As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.
     In February 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between members in Medicare fee-for-service and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. As a result of the study, CMS proposed a negative adjustment to the risk scores of enrollees, and a corresponding decrease in premiums, in Medicare Advantage plans for which the differences between a plan’s increase in risk scores for “stayers” (in CMS parlance) and the increase in fee-for-service risk scores was two or more times the industry average. CMS’s final announcement of 2009 capitation rates in early April 2008 withdrew the proposed adjustment based, in part, on comments opposing the adjustment. CMS indicated in its announcement that it hoped to be in a position to reach a more definitive conclusion on these matters prior to the announcement of 2010 capitation rates. If adjustments are proposed at that time that are similar to CMS’s withdrawn proposal regarding adjustments to the 2009 capitation rates, there can be no assurance that such proposal, if implemented, will not have a material adverse impact on one or more of the company’s health plans.
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
     During the quarter ended March 31, 2008 the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
1/1/08 – 1/31/08	1,125	$0.20	—	—
2/1/08 – 2/29/08	697,500	18.38	697,500	—
3/1/08 – 3/31/08	474,000	16.54	474,000	—

Total	1,172,625	$17.62	1,171,500	$29,400,000

     In January 2008, the Company purchased 1,125 shares pursuant to the terms of a restricted stock purchase agreement between a former employee and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the former employee’s cost for such shares.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. The program is intended to be implemented through purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of March 31, 2008 the Company had spent approximately $20.6 million to purchase 1,171,500 shares of common stock under the program.
     Our ability to purchase common stock and to pay cash dividends is limited by our credit agreement As a holding company, our ability to repurchase common stock and to pay cash dividends are dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate and CMS, as well as limitations under our credit agreement.
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Inapplicable.
Item 5: Other Information
     Inapplicable.

Item 6: Exhibits
10.1	Form of Restricted Share Award Agreement (Officers and Employees) (Equity Incentive Plan)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        “See Exhibit Index following Signature page”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: May 2, 2008	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.1	Form of Restricted Share Award Agreement (Officers and Employees) (Equity Incentive Plan)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002