Form 10-Q
period 2008-06-30
HealthSpring, Inc.
filed 2008-08-01
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑           Accelerated Filer ☐           Non-Accelerated Filer ☐           Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at July 29, 2008

Common Stock, Par Value $0.01 Per Share	58,500,689 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$304,651	$324,090
Accounts receivable, net	173,524	59,027
Investment securities available for sale	3,612	24,746
Investment securities held to maturity	25,829	16,594
Deferred income taxes	2,426	2,295
Prepaid expenses and other	5,394	4,913

Total current assets	515,436	431,665
Investment securities available for sale	34,728	39,905
Investment securities held to maturity	18,986	10,105
Property and equipment, net	23,502	24,116
Goodwill	588,001	588,001
Intangible assets, net	226,111	235,893
Restricted investments	10,654	10,095
Other	40,423	11,293

Total assets	$1,457,841	$1,351,073

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$196,014	$154,510
Accounts payable, accrued expenses and other current liabilities	43,364	27,489
Funds held for the benefit of members	111,407	82,231
Risk corridor payable to CMS	26,411	22,363
Current portion of long-term debt	25,353	18,750

Total current liabilities	402,549	305,343
Deferred income taxes	87,271	90,552
Long-term debt, less current portion	253,526	277,500
Other long-term liabilities	5,324	6,323

Total liabilities	748,670	679,718

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,768,077 shares issued and 55,834,022 outstanding at June 30, 2008, 57,617,335 shares issued and 57,293,242 outstanding at December 31, 2007	578	576
Additional paid in capital	499,398	494,626
Retained earnings	237,499	176,218
Accumulated other comprehensive income	105	—
Treasury stock, at cost, 1,934,055 shares at June 30, 2008 and 324,093 shares at December 31, 2007	(28,409)	(65)

Total stockholders’ equity	709,171	671,355

Total liabilities and stockholders’ equity	$1,457,841	$1,351,073

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Premium:
Medicare	$553,619	$359,529	$1,092,172	$691,308
Commercial	1,048	12,109	3,386	25,349

Total premium revenue	554,667	371,638	1,095,558	716,657
Management and other fees	8,741	6,036	15,650	12,085
Investment income	3,365	5,959	8,175	11,207

Total revenue	566,773	383,633	1,119,383	739,949

Operating expenses:
Medical expense:
Medicare	434,190	285,235	876,349	558,875
Commercial	1,967	10,542	3,990	20,597

Total medical expense	436,157	295,777	880,339	579,472
Selling, general and administrative	55,979	43,646	118,879	91,152
Depreciation and amortization	6,985	2,890	14,233	5,836
Impairment of intangible assets	—	4,536	—	4,536
Interest expense	4,590	117	9,993	232

Total operating expenses	503,711	346,966	1,023,444	681,228

Income before equity in earnings of unconsolidated affiliate and income taxes	63,062	36,667	95,939	58,721
Equity in earnings of unconsolidated affiliate	101	97	200	118

Income before income taxes	63,163	36,764	96,139	58,839
Income tax expense	(22,941)	(12,962)	(34,859)	(20,946)

Net income	$40,222	$23,802	$61,280	$37,893

Net income per common share:
Basic	$0.72	$0.42	$1.09	$0.66

Diluted	$0.72	$0.42	$1.09	$0.66

Weighted average common shares outstanding:
Basic	55,863,208	57,241,467	56,361,007	57,237,611

Diluted	55,959,111	57,344,982	56,460,143	57,341,519

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$61,280	$37,893
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,233	5,836
Impairment of intangible assets	—	4,536
Stock-based compensation	4,485	4,099
Amortization of deferred financing cost	1,241	100
Equity in earnings of unconsolidated affiliate	(200)	(118)
Deferred tax benefit	(3,468)	(2,429)
Increase (decrease) in cash due to:
Accounts receivable	(122,813)	(31,005)
Prepaid expenses and other current assets	(446)	(3,125)
Medical claims liability	41,504	6,692
Accounts payable, accrued expenses, and other current liabilities	15,837	(9,584)
Deferred revenue	—	114,823
Other	(18,925)	8,355

Net cash (used in) provided by operating activities	(7,272)	136,073

Cash flows from investing activities:
Purchase of property and equipment	(3,838)	(7,212)
Purchase of investment securities	(31,758)	(25,413)
Maturities of investment securities	40,115	21,119
Purchase of restricted investments	(559)	(871)
Distributions to affiliates	124	30

Net cash provided by (used in) investing activities	4,084	(12,347)

Cash flows from financing activities:
Funds received for the benefit of the members	249,014	—
Funds withdrawn for the benefit of members	(219,838)	—
Funds received for the benefit of the members, net	—	77,198
Payments on long-term debt	(17,371)	—
Proceeds from stock options exercised	288	1,002
Purchase of treasury stock	(28,344)	(10)

Net cash (used in) provided by financing activities	(16,251)	78,190

Net (decrease) increase in cash and cash equivalents	(19,439)	201,916
Cash and cash equivalents at beginning of period	324,090	338,443

Cash and cash equivalents at end of period	$304,651	$540,359

Supplemental disclosures:
Cash paid for interest	$8,346	$133
Cash paid for taxes	$33,909	$23,351
See accompanying notes to condensed consolidated financial statements

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
     HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization that focuses primarily on Medicare, the federal government- sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offers Medicare Part D prescription drug plans to persons in all 50 states. In addition, the Company uses its infrastructure and provider networks in Tennessee and Alabama to offer commercial health plans to employer groups. The Company also provides management services to healthcare plans and physician partnerships.
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
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2008, the Company’s results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2008, and its results of operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007.
     The results of operations for the 2008 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant items subject to estimates and assumptions are the actuarial calculation for obligations related to medical claims and the risk adjustment payments receivable from The Centers for Medicare & Medicaid Services (“CMS”). Other significant items subject to estimates and assumptions include the valuation of goodwill and intangible assets, the useful life of definite-lived assets, and certain amounts recorded related to the Part D program. Actual results could differ significantly from those estimates.
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statutory net worth requirements or requirements under the Company’s credit facilities. At June 30, 2008, $362.9 million of the Company’s $398.5 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. The Company’s ability to make distributions is also limited by the Company’s credit facility.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The Company adopted SFAS No. 159 effective January 1, 2008. The Company, at this time, has elected not to recognize any gains or losses for its available-for-sale securities in the statement of income, and has elected not to recognize any other financial assets or liabilities at fair value. Accordingly, there was no impact on the Company’s consolidated financial position or results of operations as a result of adopting the new standard.
     (3) Accounts Receivable
     Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Medicare premium receivables	$141,861	$37,777
Rebates	28,034	14,471
Commercial HMO premium receivables	314	1,049
Other	13,040	7,139

	$183,249	$60,436
Allowance for doubtful accounts	(1,409)	(1,409)

Total (including non-current receivables)	$181,840	$59,027

     The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premiums on two separate occasions on a retroactive basis.
     The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, the Company was unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts.
     In the first quarter of 2007, the Company began estimating and recording on a monthly basis the Initial CMS Settlement, as the Company concluded it had the ability to reasonably estimate such amounts. In the fourth quarter of 2007, the Company began estimating and recording the Final CMS Settlement, in that case for 2007 (based on risk score data available at that time), as the Company concluded such amounts were reasonably estimable. All such estimated amounts are periodically updated in accordance with the Company’s actuarial models as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are known to the Company.
     During the 2008 first quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The resulting impact on net income for the three and six months ended June 30, 2008, after the expense for risk sharing with providers and income tax expense, was $8.1 million and $13.4 million, respectively. For the three and six months ended June 30, 2007, the impact on premium revenue and net income from the recording of the 2006 Final CMS Settlement was $15.5 million and $7.7 million, respectively.
     Medicare premium receivables at June 30, 2008 include $137.6 million for receivables from CMS related to the accrual of retroactive risk adjustment payments (including $8.3 million accrued for the Final CMS Payment for the 2008 plan year which will not be paid until the 2009 third quarter and which is classified as non-current and included in other assets on the Company’s balance sheet). In July 2008, the Company received retroactive risk payments from CMS of $52.3 million as the Initial CMS Settlement for the 2008 plan year. Based upon payment report information from CMS received in July 2008, the Company expects to receive an additional $77.0 million in August 2008 from CMS for retroactive risk payments as the Final CMS Settlement for the 2007 plan year. Approximately $8.1 million of the Final CMS Settlement for 2007 will be remitted to the former shareholders of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”), our Florida health plan, as they relate to periods of service prior to the Company’s acquisition of LMC Health Plans in October 2007.
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
     (4) Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157 for the Company’s financial assets. SFAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
valuation techniques. The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

Level Input	Input Definition
Level I	Inputs are unadjusted quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
     When quoted prices in active markets for identical assets are available, the Company uses these quoted market prices to determine the fair value of financial assets and classifies these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, the Company obtains the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, the Company would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.
     The following table summarizes fair value measurements by level at June 30, 2008 for assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Investment securities: available for sale	$934	$37,406	$—	$38,340

Total	$934	$37,406	$—	$38,340

     (5) Medical Liabilities
     The Company’s medical liabilities at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Medicare medical liabilities	$137,332	$116,048
Commercial medical liabilities	1,647	3,415
Pharmacy accounts payable	57,035	35,047

Total	$196,014	$154,510

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (6) Medicare Part D
     Total Part D related liabilities (excluding medical claims payable) of $104,594 at December 31, 2007 all related to the 2007 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at June 30, 2008 were as follows (in thousands):

	Related to the	Related to the
	2007 plan year	2008 plan year	Total
Non-current assets:
Risk corridor receivable from CMS	$—	$21,978	$21,978

Current liabilities:
Funds held for the benefit of members	$85,250	$26,157	$111,407
Risk corridor payable to CMS	26,411	—	26,411

Total Part D liabilities (excluding medical claims payable)	$111,661	$26,157	$137,818

     Balances associated with risk corridor amounts are expected to be settled in the fourth quarter of the year following the year to which they relate. Risk corridor receivable amounts at June 30, 2008 are included in other non-current assets on the Company’s balance sheet. Current year Part D amounts are routinely updated in subsequent years as a result of retroactivity.
     (7) Stock-Based Compensation
Stock Options
     The Company granted options to purchase 417,564 shares of common stock pursuant to the 2006 Equity Incentive Plan during the six months ended June 30, 2008. No options were granted in the three months ended June 30, 2008. Options for the purchase of 3,511,531 shares of common stock were outstanding under this plan at June 30, 2008. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     The fair value for all options granted during the three and six months ended June 30, 2008 and 2007 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008(1)	2007	2008	2007
Expected dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	45.0%	36.2%	45.0%
Expected term	—	5 years	5 years	5 years
Risk-free interest rates	—	4.51-4.66%	2.93%	4.48-4.84%

(1)	There were no options granted during the three month period ending June 30, 2008.
     The weighted average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $7.13 and $11.08, respectively. Both the cash proceeds and the tax benefit realized from stock options exercised during the three and six months ended June 30, 2008 were nominal.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Total compensation expense related to unvested options not yet recognized was $15.2 million at June 30, 2008. The Company expects to recognize this compensation expense over a weighted average period of 2.3 years.
Restricted Stock
     During the three and six months ended June 30, 2008, the Company granted -0- and 108,895 shares, respectively, of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, 105,987 of which were outstanding at June 30, 2008. The restrictions relating to the restricted stock awards made in 2008 lapse with respect to 50% of the shares on the second anniversary of the grant date and with respect to 25% of the shares on each of the third and fourth anniversaries of the grant date.
     During the three months ended June 30, 2008, the Company awarded 29,130 shares of restricted stock to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at June 30, 2008. The restrictions relating to the restricted stock awarded in the current period lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares would be forfeited unless resignation or failure to attend is caused by disability. For purposes of stock compensation expense calculations, the Company assumes vesting of 100% of the restricted stock awards to non-employee directors over the one-year period.
     Total compensation expense related to unvested restricted stock awards not yet recognized, including awards made in previous periods, was $2.8 million at June 30, 2008. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.9 years. Unvested restricted stock at June 30, 2008 totaled 633,637 shares.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and six months ended June 30, 2008 and 2007 consisted of the following (in millions):

	Compensation Expense Related To:		Total
			Compensation
	Restricted Stock	Stock Options	Expense
Three months ended June 30, 2008	$0.4	$1.7	$2.1

Three months ended June 30, 2007	0.2	1.8	2.0

Six months ended June 30, 2008	0.7	3.8	4.5

Six months ended June 30, 2007	0.4	3.7	4.1

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of June 30, 2008 the Company had repurchased 1,606,300 shares of its common stock under the program in open market transactions for approximately $28.4 million, at an average cost of $17.67 per share, and had approximately $21.6 million in remaining repurchase authority under the program.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (8) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$40,222	$23,802	$61,280	$37,893

Denominator:
Weighted average common shares outstanding — basic	55,863,208	57,241,467	56,361,007	57,237,611
Dilutive effect of stock options	80,498	98,953	83,931	96,347
Dilutive effect of unvested restricted shares	15,405	4,562	15,205	7,561

Weighted average common shares outstanding — diluted	55,959,111	57,344,982	56,460,143	57,341,519

Net income per common share:
Basic	$0.72	$0.42	$1.09	$0.66

Diluted	$0.72	$0.42	$1.09	$0.66

     Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 3.6 million shares and 3.3 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007, respectively.
     (9) Intangible Assets
     A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at June 30, 2008 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	533	267
Provider network	133,800	7,912	125,888
Medicare member network	92,128	17,915	74,213
Management contract right	1,554	311	1,243

	$252,782	$26,671	$226,111

     Amortization expense on identifiable intangible assets for the three months ended June 30, 2008 and 2007 was approximately $4.7 million and $1.9 million, respectively. Amortization expense on identifiable assets for the six months ended June 30, 2008 and 2007 was approximately $9.8 million and $3.5 million, respectively.
     During the three months ended June 30, 2007 the Company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the Company’s

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership would occur as a result of its decision in the second quarter of 2007 to implement premium increases for large group plans. The related intangible asset was fully amortized as of March 31, 2008.
     (10) Comprehensive Income
     The following table presents details supporting the determination of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$40,222	$23,802	$61,280	$37,893
Net unrealized investment (loss) gain on available for sale investment securities, net of tax	(138)	—	105	—

Comprehensive income, net of tax	$40,084	$23,802	$61,385	$37,893

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” in the 2007 Form 10-K, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 as filed with the SEC on May 2, 2008 (the “Q1-10Q”), and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” and Part II, Item 1A: Risk Factors below. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
     The results of Leon Medical Centers Health Plans (“LMC Health Plans”), our Florida Medicare Advantage Plan, are included in our results from October 1, 2007, the date of acquisition by the company.
     In July 2008, the U.S. Congress passed legislation halting the scheduled reduction in fees payable to physicians under the Medicare program and increasing slightly the physician fee schedule for 2009. The legislation contains several provisions that have been reported as adverse to Medicare Advantage plans, but none of which we expect to have a material adverse effect on our business. Starting in 2010, the Indirect Medical Education, or IME, component of our base Medicare rates will be gradually eliminated (but by no more than .60% per county in 2010). Because of the gradual nature of the phase-out, we do not expect to experience a material financial impact from the diminution in base rates. The legislation also placed new limitations on Medicare Advantage plan sales and marketing activities beginning in 2009. Although the detailed restrictions under the new limitations are pending clarification by CMS regulation, we believe we will be able to adapt our plan activities. We believe that private fee-for-service, or PFFS, plans are likely to be most negatively impacted by the new legislation. We do not operate any PFFS plans.
Results of Operations
     The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated.

	Three Months Ended June 30,
	2008		2007
Revenue:
Premium:
Medicare	$553,619	97.7%	$359,529	93.7%
Commercial	1,048	0.2	12,109	3.2

Total premium revenue	554,667	97.9	371,638	96.9
Management and other fees	8,741	1.5	6,036	1.6
Investment income	3,365	0.6	5,959	1.5

Total revenue	566,773	100.0	383,633	100.0

Operating expenses:
Medical expense:
Medicare	434,190	76.6	285,235	74.4
Commercial	1,967	0.4	10,542	2.7

Total medical expense	436,157	77.0	295,777	77.1
Selling, general and administrative	55,979	9.9	43,646	11.4
Depreciation and amortization	6,985	1.2	2,890	0.7
Impairment of intangible assets	—	—	4,536	1.2
Interest expense	4,590	0.8	117	—

Total operating expenses	503,711	88.9	346,966	90.4

Income before equity in earnings of unconsolidated affiliate and income taxes	63,062	11.1	36,667	9.6
Equity in earnings of unconsolidated affiliate	101	—	97	—

Income before income taxes	63,163	11.1	36,764	9.6
Income tax expense	(22,941)	(4.0)	(12,962)	(3.4)

Net income	$40,222	7.1%	$23,802	6.2%

	Six Months Ended June 30,
	2008		2007
Revenue:
Premium:
Medicare	$1,092,172	97.6%	$691,308	93.5%
Commercial	3,386	0.3	25,349	3.4

Total premium revenue	1,095,558	97.9	716,657	96.9
Management and other fees	15,650	1.4	12,085	1.6
Investment income	8,175	0.7	11,207	1.5

Total revenue	1,119,383	100.0	739,949	100.0

Operating expenses:
Medical expense:
Medicare	876,349	78.3	558,875	75.5
Commercial	3,990	0.4	20,597	2.8

Total medical expense	880,339	78.7	579,472	78.3
Selling, general and administrative	118,879	10.6	91,152	12.3
Depreciation and amortization	14,233	1.3	5,836	0.8
Impairment of intangible assets	—	—	4,536	0.6
Interest expense	9,993	0.8	232	0.1

Total operating expenses	1,023,444	91.4	681,228	92.1

Income before equity in earnings of unconsolidated affiliate and income taxes	95,939	8.6	58,721	7.9
Equity in earnings of unconsolidated affiliate	200	—	118	—

Income before income taxes	96,139	8.6	58,839	7.9
Income tax expense	(34,859)	(3.1)	(20,946)	(2.8)

Net income	$61,280	5.5%	$37,893	5.1%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated.

	June 30,	December 31,	June 30,
	2008	2007	2007
Medicare Advantage Membership
Tennessee	49,063	50,510	49,618
Texas	39,142	36,661	36,503
Alabama	28,141	30,600	30,094
Florida(1)	27,017	25,946	-	(2)
Illinois	8,796	8,639	8,299
Mississippi	1,799	841	753

Total	153,958	153,197	125,267

Medicare PDP Membership	265,435	139,212	118,124

Commercial Membership
Tennessee	128	11,046	12,682
Alabama	930	755	757

Total	1,058	11,801	13,439

(1)	The company acquired LMC Health Plans on October 1, 2007. As of the acquisition date, LMC Health Plans had approximately 25,800 Medicare Advantage members.

(2)	LMC Health Plans’ Medicare Advantage membership was 25,597 at June 30, 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 23% to 153,958 members at June 30, 2008 as compared to 125,267 members at June 30, 2007, primarily as a result of membership gained in the acquisition of LMC Health Plans. As anticipated, our Alabama membership decreased slightly as of June 30, 2008 compared to membership at both December 31, 2007 and June 30, 2007 as a result of the Company exiting certain counties. Similarly, the Tennessee market experienced slight and anticipated decreases in membership as of June 30, 2008 compared to December 31, 2007 and June 30, 2007 as a result of discontinuing and changing certain products. We anticipate small but incremental membership growth throughout the remainder of 2008 through the offering of products to the dual-eligible population, who are not restricted by the lock-in rules, and through our new OptimaCare product, our special needs plan (“SNP”) focused on the treatment of individuals with chronic conditions such as diabetes, hypertension, and hyperlipidemia.
     PDP. PDP membership increased by 125% to 265,435 members at June 30, 2008 as compared to 118,124 at June 30, 2007, primarily as a result of the auto-assignment of members in the California and New York regions at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect continued incremental growth for the balance of the year.

     Commercial. Our commercial HMO membership declined from 13,439 members at June 30, 2007 to 1,058 members at June 30, 2008, primarily as a result of the non-renewal of coverage by employer groups in Tennessee, which was expected.
Risk Adjustment Payments
     The company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premiums on two separate occasions on a retroactive basis.
     The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, the company was unable to estimate the impact of either of these risk adjustment settlements and, as such, recorded them upon notification from CMS of such amounts.
     In the first quarter of 2007, the company began estimating and recording on a monthly basis the Initial CMS Settlement, as the company concluded it had the ability to reasonably estimate such amounts. In the fourth quarter of 2007, the company began estimating and recording the Final CMS Settlement, in that case for 2007 (based on risk score data available at that time), as the company concluded such amounts were reasonably estimable. All such estimated amounts are periodically updated in accordance with the company’s actuarial models as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate adjustment settlements are known to the company.
     During the 2008 first quarter, the company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The resulting impact on net income for the three and six months ended June 30, 2008, after the expense for risk sharing with providers and income tax expense, was $8.1 million and $13.4 million, respectively. For the three and six months ended June 30, 2007, the impact on premium revenue and net income from the recording of the 2006 Final CMS Settlement was $15.5 million and $7.7 million, respectively.
     Total Final CMS Settlement for the 2007 plan year was $57.9 million and represented 4.4% of total Medicare Advantage premiums, as adjusted for risk payments, for the 2007 plan year. Total Final CMS Settlement for the 2006 plan year was $16.1 million and represented 1.6% of total Medicare Advantage premiums, as adjusted for risk payments, received for the 2006 plan year.
Comparison of the Three-Month Period Ended June 30, 2008 to the Three-Month Period Ended June 30, 2007
Revenue
     Total revenue was $566.8 million in the three-month period ended June 30, 2008 as compared with $383.6 million for the same period in 2007, representing an increase of $183.2 million, or 47.7%. The components of revenue were as follows:

     Premium Revenue: Total premium revenue for the three months ended June 30, 2008 was $554.7 million as compared with $371.6 million in the same period in 2007, representing an increase of $183.1 million, or 49.2%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $482.9 million for the three months ended June 30, 2008 versus $332.1 million in the second quarter of 2007, representing an increase of $150.8 million, or 45.4%. The increase in Medicare Advantage premiums in 2008 is primarily attributable to the inclusion of LMC Health Plans’ results and to increases in per member per month, or “PMPM,” premium rates in all of our plans. In addition, the 2008 second quarter results include $17.3 million of additional Medicare Advantage premium revenue for 2007 final retroactive premium settlements and $6.6 million additional premium for 2008 initial retroactive premium settlements related to the 2008 first quarter as a result of the company adjusting estimated amounts to actual amounts (see “Risk Adjustment Payments” above). PMPM premiums for the 2008 second quarter averaged $996, as adjusted to exclude the additional retroactive risk premiums associated with prior periods, which reflects an increase of 12.9% as compared to the 2007 second quarter. As adjusted, the PMPM premium increase in the current quarter is primarily the result of rate increases in base rates as well as rate increases related to risk scores and the inclusion of LMC Health Plans’ results in the current quarter, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets.
PDP: PDP premiums (after risk corridor adjustments) were $70.8 million in the three months ended June 30, 2008 compared to $27.4 million in the same period of 2007, an increase of $43.4 million, or 158.2%. The increase in premiums for the 2008 second quarter is the result of increases in membership and PMPM premiums. Our average PMPM premiums (after risk corridor adjustments) increased 13.1% to $89.89 in the current quarter versus $79.47 during the 2007 second quarter.
Commercial: Commercial premiums were $1.0 million in the three months ended June 30, 2008 as compared with $12.1 million in the 2007 comparable period, reflecting a decrease of $11.1 million, or 91.3%. The decrease was primarily attributable to the reduction in membership versus the prior year quarter.
     Fee Revenue. Fee revenue was $8.7 million in the second quarter of 2008 compared to $6.0 million for the second quarter of 2007, an increase of $2.7 million. The increase in the current period is attributable to higher PMPM premiums and management fees associated with new IPAs under contract since the 2007 second quarter.
     Investment Income. Investment income was $3.4 million for the second quarter of 2008 versus $6.0 million for the comparable period of 2007, reflecting a decrease of $2.6 million, or 43.5%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of unrestricted cash to fund a portion of the purchase price for the LMC Health Plans and to fund the repurchase of company stock, coupled with a lower average yield on these balances.

Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended June 30, 2008 increased $105.8 million, or 40.6%, to $366.1 million from $260.3 million for the comparable period of 2007, which is primarily attributable to the inclusion of medical expense incurred by LMC Health Plans in the 2008 quarter. For the three months ended June 30, 2008, the Medicare Advantage medical loss ratio, or “MLR,” was 75.8% versus 78.4% for the same period of 2007. The MLR improvement in the 2008 second quarter is primarily the result of (i) higher PMPM premiums and (ii) the increased revenue resulting from the accrual for the 2007 Final CMS Settlement and 2008 Initial CMS Settlement discussed previously (see “Risk Adjustment Payments” above), the latter of which had a favorable impact of 250 basis points on the 2008 second quarter MLR. Risk adjustment payments in the second quarter of 2007 had a favorable impact of 260 basis points on the 2007 second quarter MLR.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $795 for the three months ended June 30, 2008, compared with $696 for the comparable 2007 quarter, reflecting an increase of 14.2%, primarily as a result of the risk-sharing payments to providers relating to the risk adjustment premium payments, the inclusion of LMC Health Plans’ results in the current quarter, and increased drug costs. LMC Health Plans incurs a substantially higher PMPM medical expense than our other plans.
     PDP. PDP medical expense for the three months ended June 30, 2008 increased $43.2 million to $68.1 million, compared to $24.9 million in the same period last year. PDP MLR for the 2008 second quarter was 96.3%, compared to 90.8% in the 2007 second quarter. The increase in PDP MLR for the current quarter was primarily a result of increased costs per script, which was partially offset by the increase in PDP PMPM revenue in the 2008 period. Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year. As a result of this pattern, the Company anticipates that the profitability of PDP operations will be weighted toward the second half of the year.
     Commercial. Commercial medical expense decreased by $8.5 million, or 81.3%, to $2.0 million for the second quarter of 2008 as compared to $10.5 million for the same period of 2007. The decrease in the current quarter was attributable to the reduction in membership versus the prior year quarter.
Selling, General, and Administrative Expense
     Selling, general, and administrative expense, or “SG&A,” for the three months ended June 30, 2008 was $56.0 million as compared with $43.6 million for the same prior year period, an increase of $12.4 million, or 28.3%. The increase in the 2008 second quarter as compared to the same period of the prior year is the result of the inclusion of LMC Health Plans, personnel and other administrative costs increases in the current period, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 9.9% for the three months ended June 30, 2008 compared to 11.4% in the prior year second quarter. The decrease in SG&A as a percentage of revenue in the current quarter was primarily the result of improved operating leverage and the inclusion of LMC Health Plans, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
     Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.0 million in the three months ended June 30, 2008 as compared with $2.9 million in the same period of 2007, representing an increase of $4.1 million, or 141.7%. The increase in the current quarter was primarily the result of $3.3 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans in October 2007 and incremental depreciation on property and equipment additions made in 2007 and 2008.
Interest Expense
     Interest expense was $4.6 million in the 2008 second quarter, compared with $0.1 million in the 2007 second quarter. Interest expense recognized in the 2008 period was the result of the company borrowing $300.0 million on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
     For the three months ended June 30, 2008, income tax expense was $22.9 million, reflecting an effective tax rate of 36.3%, versus $13.0 million, reflecting an effective tax rate of 35.3%, for the same period of 2007. The lower rate during 2007 is attributable to a reduction in valuation allowance and favorable state tax items. The Company expects the effective tax rate for the full 2008 year will approximate 36.3%.
Comparison of the Six-Month Period Ended June 30, 2008 to the Six-Month Period Ended June 30, 2007
Revenue
     Total revenue was $1,119.4 million in the six-month period ended June 30, 2008 as compared with $739.9 million for the same period in 2007, representing an increase of $379.5 million, or 51.3%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the six months ended June 30, 2008 was $1,095.6 million as compared with $716.7 million in the same period in 2007, representing an increase of $378.9 million, or 52.9%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $942.2 million for the six months ended June 30, 2008 versus $630.9 million in the same period in 2007, representing an increase of $311.3 million, or 49.3%. The increase in Medicare Advantage premiums in 2008 is attributable to the inclusion of LMC Health Plans’ results and PMPM premium rates. In addition, the current six month period results include $29.4 million of additional Medicare Advantage premium revenue for 2007 final retroactive premium settlements as a result of the company adjusting previously estimated amounts (see “Risk Adjustment Payments” above). PMPM premiums for the current six month period averaged $996, as adjusted to exclude the additional 2007 final retroactive risk premiums recorded in the current six month period, which reflects an increase of 13.8% compared to the 2007 period. As adjusted, the PMPM premium increase in the current six month period is primarily the result of rate increases in base rates as well as rate increases associated with increases in risk scores and the inclusion of LMC Health Plans’ results in the current period, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets.
PDP: PDP premiums (after risk corridor adjustments) were $150.0 million in the six months ended June 30, 2008 compared to $60.4 million in the same period of 2007, an increase of $89.6 million, or 148.5%. The increase in premiums for the 2008 six month period is the result of increases in membership and PMPM premiums. Our average PMPM premiums (after risk corridor adjustments) increased 7.5% to $96.51 in the current period versus $89.90 during the same 2007 period.
Commercial: Commercial premiums were $3.4 million in the six months ended June 30, 2008 as compared with $25.3 million in the 2007 comparable period, reflecting a decrease of $21.9 million, or 86.6%. The decrease was primarily attributable to the reduction in membership versus the prior year.
     Fee Revenue. Fee revenue was $15.6 million in the six months ended June 30, 2008 compared to $12.1 million for the same period in 2007, an increase of $3.5 million. The increase in the current period is attributable to higher PMPM premiums and management fees associated with new IPAs under contract with us since the same period in 2007.
     Investment Income. Investment income was $8.2 million for the six months ended June 30, 2008 versus $11.2 million for the comparable period in 2007, reflecting a decrease of $3.0 million, or 27.1%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of unrestricted cash to fund a portion of the purchase price for the LMC Health Plans and to fund the repurchase of company stock, coupled with a lower average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the six months ended June 30, 2008 increased $228.5 million, or 45.4%, to $731.5 million from $503.0 million for the comparable period in 2007, which is primarily attributable to the inclusion of medical expense incurred by LMC Health Plans in the 2008 year to date period. For the six months ended June 30, 2008, the Medicare Advantage medical loss ratio, or “MLR,” was 77.6% versus 79.7% for the same period in 2007. The MLR improvement in the 2008 period is primarily the result of higher PMPM premiums and the change in estimate for the 2007 Final CMS Settlement discussed previously (see “Risk Adjustment Payments” above), the latter of which had a favorable impact of 160 basis points on the 2008 period MLR. The improvement in MLR during the 2008 period would have been greater had it not been for more pronounced seasonality in the Part D component of our MA MLR. Risk adjustment payments in the first six months of 2007 had a favorable impact of 140 basis points on the MLR for the first six months of 2007.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $798 for the six months ended June 30, 2008, compared with $686 for the comparable 2007 period, reflecting an increase of 16.3%, primarily as a result of the risk-sharing payments to providers relating to the risk adjustment premium payments, the inclusion of LMC Health Plans’ results in the current period and increased drug costs. LMC Health Plans incurs a substantially higher PMPM medical expense than our other plans.
     PDP. PDP medical expense for the six months ended June 30, 2008 increased $88.9 million to $144.8 million, compared to $55.9 million in the same period last year. PDP MLR for the 2008 six month period was 96.6%, compared to 92.6% in the same 2007 period. The increase in PDP MLR for the current period was primarily a result of increased costs per script, which was partially offset by the increase in PDP PMPM revenue in the 2008 period. Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, including a disproportionate amount of prescription drug costs in the first half of the year.
     Commercial. Commercial medical expense decreased by $16.6 million, or 80.6%, to $4.0 million for the six months ended June 30, 2008 as compared to $20.6 million for the same period in 2007. The decrease in the current period was attributable to the reduction in membership versus the prior year period.
Selling, General, and Administrative Expense
     SG&A for the six months ended June 30, 2008 was $118.9 million as compared with $91.2 million for the same prior year period, an increase of $27.7 million, or 30.4%. The increase in the 2008 period as compared to the same period of the prior year is the result of the inclusion of LMC Health Plans, personnel and other administrative costs increases in the current period, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 10.6% for the six months ended June 30, 2008 compared to 12.3% in the same period last year. The decrease in SG&A as a percentage of revenue in the current period was primarily the result of improved operating leverage and the inclusion of LMC Health Plans, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
     Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $14.2 million in the six months ended June 30, 2008 as compared with $5.8 million in the same period of 2007, representing an increase of $8.4 million, or 143.9%. The increase in the current period was primarily the result of $6.6 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans in October 2007 and incremental depreciation on property and equipment additions made in 2007 and 2008.
Interest Expense
     Interest expense was $10.0 million in the six months ended June 30, 2008, compared with $0.2 million in the same period in 2007. Interest expense recognized in the 2008 period was the result of the company borrowing $300.0 million on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
     For the six months ended June 30, 2008, income tax expense was $34.9 million, reflecting an effective tax rate of 36.3%, versus $20.9 million, reflecting an effective tax rate of 35.6%, for the same period of 2007. The lower rate during 2007 is attributable to a reduction in valuation allowance and favorable state tax items. The Company expects the effective tax rate for the full 2008 year will approximate 36.3%.
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
     The reported changes in cash and cash equivalents for the six-month period ended June 30, 2008, compared to the comparable period of 2007, were as follows:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities	$(7,272)	$136,073
Net cash provided by (used in) investing activities	4,084	(12,347)
Net cash (used in) provided by financing activities	(16,251)	78,190

Net (decrease) increase in cash and cash equivalents	$(19,439)	$201,916

Cash Flows from Operating Activities
     Our reported cash flows are significantly influenced by the timing of the Medicare premium remittance from CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt in deferred revenue and recognize it as premium revenue in the month of medical coverage. In 2007, the July payments were received in June, which had the effect of increasing operating cash flows in that month with a corresponding decrease in July. Adjusting our operating cash flows in the three months ended June 30 for the effect of the timing of this payment, our operating cash flows would have been as follows:

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash (used in) provided by operating activities, as reported	$(7,272)	$136,073
Timing effect of CMS payment	—	(114,823)

Adjusted net cash (used in) provided by operating activities	$(7,272)	$21,250

     Based upon correspondence from CMS, we expect to receive risk premium settlement payments from CMS of approximately $129.3 million in the 2008 third quarter. The $28.5 million negative variance in the adjusted cash flows from operations for the first six months of 2008 compared to the first six months of 2007 was primarily caused by the timing of the receipt of CMS risk payments, claims payments and income tax payments in 2008, and the negative cash flow impact of the growth in rebates receivable in the current period as the result of the significant growth in our PDP business.
     Our primary sources of liquidity are cash flow provided by our operations and available cash on hand. To date, we have not borrowed under our revolving credit facility. We used cash from operating activities of $7.3 million during the six months ended June 30, 2008, compared to generating cash of $136.1 million during the six months ended June 30, 2007. Cash flows from operations for the six months ended June 30, 2008 trailed net income of $61.3 million primarily as a result of accruing revenue and expenses associated with CMS risk payments and accruing risk corridor revenue from CMS. As a result of the increased magnitude of accruals for risk adjustment payments and the timing of receipt of such payments from CMS, cash flow from operations will significantly lag net income for the first half of the year.
Cash Flows from Investing and Financing Activities
     For the six months ended June 30, 2008, the primary investing activities consisted of $3.8 million in property and equipment additions, expenditures of $31.8 million to purchase investment securities and $40.1 million in proceeds from the maturity of investment securities. The investing activity in the prior year period consisted primarily of $25.4 million used to purchase investments and $7.2 million in property and equipment additions and $21.1 million in proceeds from the maturity of investment securities. During the six months ended June 30, 2008, the company’s financing activities consisted primarily of $29.2 million of funds received in excess of funds withdrawn from CMS for the benefit of members, $28.3 million expended for the repurchase of company stock and $17.4 million for the repayment of long-term debt. The financing activity in the prior year period consisted primarily of $77.2 million of funds received in excess of funds withdrawn from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at June 30, 2008. We anticipate settling approximately $85.3 million of such Part D related amounts relating to 2007 with CMS during the fourth quarter of 2008 as part of the final settlement of Part D payments for the 2007 plan year. We expect positive cash flows in the subsequent periods of 2008 for similar subsidies from CMS related to the 2008 Medicare year.
     During the six months ended June 30, 2008, the company repurchased approximately 1.6 million shares in open market transactions at an average cost of $17.67. During the 2008 second quarter, the company’s Board of Directors extended the previously authorized $50.0 million stock repurchase program , to June 30, 2009. All repurchases were made utilizing unrestricted cash on hand. No repurchases were made under the program prior to January 1, 2008. The company currently has approximately $21.6 million in remaining repurchase authority under the program.
Cash and Cash Equivalents
     At June 30, 2008, the company’s cash and cash equivalents were $304.7 million, $35.6 million of which was held at unregulated subsidiaries. Approximately $111.4 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle approximately $85.3 million of this amount, the portion related to the 2007 plan year, during the fourth quarter of this year.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At June 30, 2008, our Texas (minimum $13.0 million; actual $48.2 million), Tennessee (minimum $14.8 million; actual $58.2 million), Florida (minimum $7.2 million; actual $20.9 million) and Alabama (minimum $1.1 million; actual $41.5 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At June 30, 2008, $35.6 million of cash, cash equivalents, investment securities and restricted investments were not subject to these dividend restrictions. During the six months ended June 30, 2008, our Alabama and Texas HMO subsidiaries distributed $5.0 million and $14.0 million in cash respectively, to the parent company.

Indebtedness
     Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior secured term loan	$278,879	$296,250
Less: current portion of long-term debt	(25,353)	(18,750)

Long-term debt less current portion	$253,526	$277,500

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (collectively, the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report.
     Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on our debt-to-EBITDA leverage ratio. The weighted average interest rates incurred on borrowings under the Credit Agreement during the three and six month periods ended June 30, 2008 were 5.2% and 5.7%, respectively. We also pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on our leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012. During the 2008 second quarter, the company made an early principal payment of $10.0 million.
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
Off-Balance Sheet Arrangements
     At June 30, 2008, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended June 30, 2008.
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
     Our policy is to record each plan’s best estimate of medical expense IBNR. Using actuarial models, we calculate a minimum amount and maximum amount of the IBNR component. To most accurately determine the best estimate, our actuaries determine the point estimate within their minimum and maximum range by similar medical expense categories within lines of business. The medical expense categories we use are: in-patient facility, outpatient facility, all professional expense, and pharmacy. The lines of business are Medicare and commercial. The development of the IBNR estimate generally considers favorable and unfavorable prior period developments and uses standard actuarial developmental methodologies, including completion factors, claims trends, and provisions for adverse claims development.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2008 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
	(Dollars in thousands)
3%	$(3,839)	(3)%	$(2,024)
2	(2,588)	(2)	(1,347)
1	(1,309)	(1)	(673)
(1)	1,340	1	671
(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no material premium deficiency accruals at June 30, 2008.
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
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for us. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company’s financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2008, no material changes had occurred in our exposure to interest rate risk since the information previously reported under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
     As of June 30, 2008 the Company had approximately $11.9 million of investments that are collateralized by mortgages, no material amounts of which are collateralized by subprime mortgages.

Item 4:	Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of June 30, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material to our financial condition or results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our health plans’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans. Although there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operations.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2007 Form 10-K, and “Part II — Item 1A: Risk Factors” in our quarterly report Q1—10Q, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2007 Form 10-K and Q1—10Q are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
     The following risk factor is updated from our 2007 Form 10-K and Q1-10Q to reflect updated or additional risks and uncertainties.
CMS’s Risk Adjustment Payment System and Budget Neutrality Factors Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician Offices, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS. Following the initial phase-in from 2003 to 2006, in 2007 risk adjustment payments began to account for 100% of Medicare health plan payments. Because 100% of Medical Advantage premiums are now risk-based, it is difficult to predict with certainty our future revenue or profitability.
     In addition, CMS establishes premium payments to Medicare plans generally at the beginning of the calendar year and then adjusts premium levels on two separate occasions during the year on a retroactive basis. The first adjustment updates the risk scores for the current year based on the prior year’s dates of service. The second adjustment is a final retroactive risk premium settlement for the prior year. As of January 2008, the company is estimating and recording on a monthly basis both such adjustments. As a result of the variability of factors increasing plan risk scores that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.

     In February 2008, CMS published preliminary results of a study designed to asses the degree of coding pattern differences between members in Medicare fee-for-service and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased substantially more than the risk scores for the general Medicare fee-for-service population. As a result of the study, CMS proposed a negative adjustment to the risk scores of enrollees, and a corresponding decrease in premiums, in Medicare Advantage plans for which the differences between a plan’s increase in risk scores for “stayers” (CMS parlance for those persons who were enrolled in the same Medicare Advantage plan during the period) and the increase in Medicare fee-for-service risk scores was two or more times the industry average. CMS’s final announcement of 2009 capitation rates in early April 2008 withdrew the proposed adjustment based, in part, on comments from Medicare Advantage plans opposing the adjustment. CMS indicated in its announcement that it hoped to be in a position to report a more definitive conclusion on these matters prior to the announcement of 2010 capitation rates. If adjustments are proposed at that time that are similar to CMS’s withdrawn proposal regarding adjustments to the 2009 capitation rates, there can be no assurance that such proposal, if implemented, will not have a material adverse impact on one or more of the company’s health plans.
     In connection with the withdrawal of its risk coding intensity adjustment proposal, CMS also announced that it would audit Medicare Advantage plans, both randomly and targeted based on risk score growth, for compliance by the plans and providers with proper coding practices. CMS’s audits, which will begin with risk adjustment data from 2006 supporting premium payments for the 2007 plan year, are expected to include a comprehensive review of medical records to determine whether, among other things, the records support the risk scores that form the bases for plan premiums. CMS has indicated that adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan. There can be no assurance that the company’s plans will not be randomly selected or targeted for audit by CMS or, in the event the company is selected for an audit, that the outcome of such an audit will not result in a material adjustment in the company’s revenue and profitability.
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
     Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2008 the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
Shares Purchased
	Total		as	Approximate Dollar Value
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
4/1/08 — 4/30/08	—	—	—	--
5/1/08 — 5/31/08	434,800	$17.75	434,800	--
6/1/08 — 6/30/08	—	—	—	--

Total	434,800	$17.75	434,800	$21,600,000

     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. In May 2008, the Company’s Board of Directors extended the expiration date of the program to June 30, 2009. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of June 30, 2008 the Company had spent approximately $28.4 million to purchase 1,606,300 shares of common stock under the program.
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
     The Company held its Annual Meeting of Stockholders (“Annual Meeting”) on May 20, 2008. At the Annual Meeting, the stockholders voted on the election of two Class III Directors to three-year terms and the approval of the 2008 Management Stock Purchase Plan. Proxies were solicited pursuant to and in accordance with Section 14(a) and Regulation 14 of the Exchange Act.
     The two Class III Directors elected at the Annual Meeting were Robert Z. Hensley, with 50,225,398 votes cast for his election and 2,368,689 votes withheld, and Russell K. Mayerfeld, with 51,216,000 votes cast for his election and 1,378,087 votes withheld. The other directors, whose terms of office as directors continued after the Annual Meeting, are Bruce M. Fried, Herbert A. Fritch, Benjamin Leon, Jr., Sharad Mansukani, Joseph P. Nolan, and Martin S. Rash.

     The 2008 Management Stock Purchase Plan was approved at the Annual Meeting with 46,929,567 votes cast in favor, 1,435,339 votes cast against, 79,901votes abstaining, and 4,149,280 broker non-votes.

Item 5:	Other Information
Inapplicable

Item 6:	Exhibits
See Exhibit Index following Signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: July 31, 2008	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002