Form 10-Q
period 2008-09-30
HealthSpring, Inc.
filed 2008-11-04
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 30, 2008

Common Stock, Par Value $0.01 Per Share	58,531,537 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$427,188	$324,090
Accounts receivable, net	55,030	59,027
Investment securities available for sale	2,752	24,746
Investment securities held to maturity	28,130	16,594
Deferred income taxes	6,659	2,295
Prepaid expenses and other	6,197	4,913

Total current assets	525,956	431,665
Investment securities available for sale	34,711	39,905
Investment securities held to maturity	15,810	10,105
Property and equipment, net	25,744	24,116
Goodwill	590,016	588,001
Intangible assets, net	221,371	235,893
Restricted investments	10,648	10,095
Other	29,686	11,293

Total assets	$1,453,942	$1,351,073

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$184,080	$154,510
Accounts payable, accrued expenses and other current liabilities	37,232	27,489
Funds held for the benefit of members	86,624	82,231
Risk corridor payable to CMS	26,554	22,363
Current portion of long-term debt	28,974	18,750

Total current liabilities	363,464	305,343
Deferred income taxes	95,655	90,552
Long-term debt, less current portion	246,282	277,500
Other long-term liabilities	6,852	6,323

Total liabilities	712,253	679,718

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 57,811,927 shares issued and 55,864,870 outstanding at September 30, 2008, 57,617,335 shares issued and 57,293,242 outstanding at December 31, 2007	578	576
Additional paid in capital	502,556	494,626
Retained earnings	266,858	176,218
Accumulated other comprehensive income	109	—
Treasury stock, at cost, 1,947,057 shares at September 30, 2008 and 324,093 shares at December 31, 2007	(28,412)	(65)

Total stockholders’ equity	741,689	671,355

Total liabilities and stockholders’ equity	$1,453,942	$1,351,073

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Premium:
Medicare	$514,932	$342,173	$1,607,104	$1,033,481
Commercial	960	10,876	4,346	36,225

Total premium revenue	515,892	353,049	1,611,450	1,069,706
Management and other fees	8,051	6,528	23,699	18,613
Investment income	3,800	6,765	11,975	17,972

Total revenue	527,743	366,342	1,647,124	1,106,291

Operating expenses:
Medical expense:
Medicare	411,413	279,923	1,287,761	838,798
Commercial	290	8,338	4,281	28,934

Total medical expense	411,703	288,261	1,292,042	867,732
Selling, general and administrative	58,634	40,161	177,512	131,314
Depreciation and amortization	7,047	3,016	21,280	8,850
Impairment of intangible assets	—	—	—	4,537
Interest expense	4,520	123	14,513	357

Total operating expenses	481,904	331,561	1,505,347	1,012,790

Income before equity in earnings of unconsolidated affiliate and income taxes	45,839	34,781	141,777	93,501
Equity in earnings of unconsolidated affiliate	156	158	357	275

Income before income taxes	45,995	34,939	142,134	93,776
Income tax expense	(16,635)	(12,574)	(51,494)	(33,519)

Net income	$29,360	$22,365	$90,640	$60,257

Net income per common share:
Basic	$0.53	$0.39	$1.61	$1.05

Diluted	$0.53	$0.39	$1.61	$1.05

Weighted average common shares outstanding:
Basic	55,693,943	57,259,106	56,137,029	57,244,854

Diluted	55,811,236	57,355,150	56,243,533	57,355,891

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$90,640	$60,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,280	8,850
Impairment of intangible assets	—	4,537
Stock-based compensation	6,722	6,062
Amortization of deferred financing cost	1,840	152
Equity in earnings of unconsolidated affiliate	(357)	(275)
Deferred tax benefit	680	(2,042)
Increase (decrease) in cash due to:
Accounts receivable	3,997	(19,378)
Prepaid expenses and other current assets	(1,284)	(1,903)
Medical claims liability	29,570	(3,841)
Accounts payable, accrued expenses, and other current liabilities	9,029	(8,523)
Risk corridor payable to CMS	(8,794)	16,352
Other	(772)	2,083

Net cash provided by operating activities	152,551	62,331

Cash flows from investing activities:
Purchase of property and equipment	(8,386)	(12,123)
Purchase of investment securities	(41,181)	(66,495)
Deposit made for acquisition	(7,200)	(12,000)
Maturities of investment securities	51,296	24,310
Purchase of restricted investments	(553)	(867)
Distributions to affiliates	309	216

Net cash used in investing activities	(5,715)	(66,959)

Cash flows from financing activities:
Funds received for the benefit of the members	378,950	—
Funds withdrawn for the benefit of members	(374,557)	—
Funds received for the benefit of the members, net	—	75,340
Payments on long-term debt	(20,994)	—
Proceeds from stock options exercised	1,210	1,002
Purchase of treasury stock	(28,347)	(12)
Deferred financing cost	—	(317)

Net cash (used in) provided by financing activities	(43,738)	76,013

Net increase in cash and cash equivalents	103,098	71,385
Cash and cash equivalents at beginning of period	324,090	338,443

Cash and cash equivalents at end of period	$427,188	$409,828

Supplemental disclosures:
Cash paid for interest	$12,803	$207
Cash paid for taxes	$48,017	$33,596
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
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2008, the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2008, and its results of operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007.
     The results of operations for the 2008 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant items subject to estimates and assumptions are the actuarial calculation for obligations related to medical claims and risk adjustment payments receivable from The Centers for Medicare & Medicaid Services (“CMS”). Other significant items subject to estimates and assumptions include the valuation of goodwill and intangible assets, the useful life of definite-lived assets, and certain amounts recorded related to the Part D program. Actual results could differ significantly from those estimates.
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements or requirements under the Company’s credit facilities. At September 30, 2008, $461.3 million of the Company’s $519.2 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions. The Company’s ability to make distributions is also limited by the Company’s credit facility.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (2) Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities is not expected to have a material effect on the Company’s financial statements.
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
     (3) Accounts Receivable
     Accounts receivable at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Medicare premium receivables	$17,446	$37,777
Rebates	26,878	14,471
Other	12,476	8,188

	$56,800	$60,436
Allowance for doubtful accounts	(1,770)	(1,409)

Total	$55,030	$59,027

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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
     In the first quarter of 2007, the Company began estimating and recording on a monthly basis the Initial CMS Settlement, as the Company concluded it had the ability to reasonably estimate such amounts. In the fourth quarter of 2007, the Company began estimating and recording the Final CMS Settlement, in that case for 2007 (based on risk score data available at that time), as the Company concluded such amounts were reasonably estimable. All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate settlements are known to the Company.
     During the 2008 first quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The resulting impact on net income for the nine months ended September 30, 2008, after the expense for risk sharing with providers and income tax expense, was $13.4 million. For the nine months ended September 30, 2007, the impact on premium revenue and net income from the recording of the 2006 Final CMS Settlement was $15.5 million and $7.7 million, respectively. There were no adjustments made in the 2008 third quarter relating to 2007 or 2006 Final CMS Settlements.
     Medicare premium receivables at September 30, 2008 include $12.6 million for receivables from CMS related to the accrual of retroactive risk adjustment payments for the Final CMS Settlement for the 2008 plan year which will not be paid until the 2009 third quarter. In July 2008, the Company received retroactive risk payments from CMS of $52.3 million as the Initial CMS Settlement for the 2008 plan year. In August 2008, the Company received an additional $77.0 million from CMS for retroactive risk payments as the Final CMS Settlement for the 2007 plan year. Approximately $8.1 million of the Final CMS Settlement for 2007 was remitted to the former shareholders of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”), our Florida health plan, as it related to periods of service prior to the Company’s acquisition of LMC Health Plans in October 2007.
     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees. Other receivables primarily includes management fees receivable as well as amounts owed to the Company from other health plans for the refund of certain medical expenses paid by the Company.
     (4) Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157 for the Company’s financial assets. SFAS No. 157 defines fair value, expands disclosure requirements, and specifies a hierarchy of valuation techniques. The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
          The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Investment securities: available for sale	$—	$37,463	$—	$37,463

All of the Company’s available for sale securities were deemed Level 2 securities as a result of there being no quoted market price for the securities, and as such, the Company used fair values as determined by pricing models developed using market data as provided by a third party vendor.
     (5) Medical Liabilities
     The Company’s medical liabilities at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Medicare medical liabilities	$125,680	$116,048
Commercial medical liabilities	993	3,415
Pharmacy accounts payable	57,407	35,047

Total	$184,080	$154,510

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (6) Medicare Part D
     Total Part D related liabilities (excluding medical claims payable) of $104,594 at December 31, 2007 all related to the 2007 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at September 30, 2008 were as follows (in thousands):

	Related to the	Related to the
	2007 plan year	2008 plan year	Total
Non-current assets:
Risk corridor receivable from CMS	$—	$12,986	$12,986

Current liabilities:
Funds held for the benefit of members	$84,910	$1,714	$86,624
Risk corridor payable to CMS	26,554	—	26,554

Total Part D liabilities (excluding medical claims payable)	$111,464	$1,714	$113,178

     Balances associated with risk corridor amounts are expected to be settled in the fourth quarter of the year following the year to which they relate. In October 2008, the Company received notification from CMS that the Company’s obligation to CMS to reconcile all Part D activity for the 2007 plan year totaled $111.5 million. Risk corridor receivable amounts at September 30, 2008 are included in other non-current assets on the Company’s balance sheet. As a result of the Part D program design, the Company expects that risk corridor receivable amounts from CMS as of September 30, 2008 will be significantly less at December 31, 2008. Current year Part D amounts are routinely updated in subsequent years as a result of retroactivity.
     (7) Stock-Based Compensation
Stock Options
     The Company granted options to purchase 565,064 shares of common stock pursuant to the 2006 Equity Incentive Plan during the nine months ended September 30, 2008. During the three months ended September 30, 2008, 147,500 options were granted. Options for the purchase of 3,607,781 shares of common stock were outstanding under this plan at September 30, 2008. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     The fair value for all options granted during the three and nine months ended September 30, 2008 and 2007 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	39.5%	34.7%	36.2-39.5%	34.7%-45.0%
Expected term	5 years	5 years	5 years	5 years
Risk-free interest rates	3.23%	4.52%	2.93-3.23%	4.48-4.84%

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The weighted average fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were $7.28 and $9.92, respectively. The cash proceeds to the Company from stock options exercised were $0.9 million and $1.2 million, respectively, for the three and nine months ended September 30, 2008.
     Total compensation expense related to unvested options not yet recognized was $14.6 million at September 30, 2008. The Company expects to recognize this compensation expense over a weighted average period of 2.2 years.
Restricted Stock
     During the three and nine months ended September 30, 2008, the Company granted -0- and 108,895 shares, respectively, of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, 105,987 of which were outstanding at September 30, 2008. The restrictions relating to the restricted stock awards made in 2008 lapse with respect to 50% of the shares on the second anniversary of the grant date and with respect to 25% of the shares on each of the third and fourth anniversaries of the grant date.
     During the three and nine months ended September 30, 2008, the Company granted -0- and 29,130 shares of restricted stock, respectively, to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at September 30, 2008. The restrictions relating to the restricted stock awarded in 2008 lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares would be forfeited. For purposes of stock compensation expense calculations, the Company assumes vesting of 100% of the restricted stock awards to non-employee directors over the one-year period.
     Total compensation expense related to unvested restricted stock awards not yet recognized, including awards made in previous periods, was $2.4 million at September 30, 2008. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.5 years. Unvested restricted stock at September 30, 2008 totaled 545,662 shares.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and nine months ended September 30, 2008 and 2007 consisted of the following (in thousands):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended September 30, 2008	$391	$1,844	$2,235

Three months ended September 30, 2007	275	1,711	1,986

Nine months ended September 30, 2008	1,096	5,626	6,722

Nine months ended September 30, 2007	713	5,349	6,062

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
at the Company’s discretion. There were no repurchases made under the program during the three months ended September 30, 2008. As of September 30, 2008 the Company had repurchased 1,606,300 shares of its common stock under the program in open market transactions for approximately $28.4 million, or at an average cost of $17.67 per share, and had approximately $21.6 million in remaining repurchase authority under the program.
     (8) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$29,360	$22,365	$90,640	$60,257

Denominator:
Weighted average common shares outstanding - basic	55,693,943	57,259,106	56,137,029	57,244,854
Dilutive effect of stock options	94,599	95,674	91,838	105,351
Dilutive effect of unvested restricted shares	22,694	370	14,666	5,686

Weighted average common shares outstanding - diluted	55,811,236	57,355,150	56,243,533	57,355,891

Net income per common share:
Basic	$0.53	$0.39	$1.61	$1.05

Diluted	$0.53	$0.39	$1.61	$1.05

     Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 3.7 million shares and 3.3 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, respectively.
     (9) Goodwill and Intangible Assets
     Changes to goodwill during the nine months ended September 30, 2008 are as follows:

Balance at December 31, 2007	$588,001
Acquisition of LMC Health Plans (1)	2,015

Balance at September 30, 2008	$590,016

(1)	The Company completed the final purchase accounting for this transaction during the third quarter of 2008 which resulted in an additional $2.0 million of goodwill, primarily relating to finalization of certain tax matters.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at September 30, 2008 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	573	227
Provider network	133,800	10,143	123,657
Medicare member network	92,128	20,359	71,769
Management contract right	1,555	337	1,218

	$252,783	$31,412	$221,371

     Amortization expense on identifiable intangible assets for the three months ended September 30, 2008 and 2007 was approximately $4.7 million and $1.5 million, respectively. Amortization expense on identifiable assets for the nine months ended September 30, 2008 and 2007 was approximately $14.5 million and $5.0 million, respectively.
     (10) Comprehensive Income
     The following table presents details supporting the determination of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$29,360	$22,365	$90,640	$60,257
Net unrealized investment gain on available for sale investment securities, net of tax	4	—	109	—

Comprehensive income, net of tax	$29,364	$22,365	$90,749	$60,257

     (11) Subsequent Events
     Valley Acquisition
     Effective October 1, 2008, the Company acquired the Medicare Advantage contract from Valley Baptist Health Plan (“Valley Plan”), operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. The Valley Plan currently includes approximately 2,900 members. The cash consideration is included as a deposit on the Company’s balance sheet at September 30, 2008. Additional cash consideration of up to $2.0 million is potentially payable to the seller based upon membership levels retained as of April 1, 2009 and April 1, 2010.
     Interest Rate Swap
     In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $275.3 million outstanding under the term loan agreement and extends until October 31, 2010. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive the London InterBank Offered Rate (“LIBOR”) every month. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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
     In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2007 Form 10-K, “Part II, Item 1A. Risk Factors” below and in our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2008 as filed with the SEC on May 2, 2008 (the “Q1-10Q”), and for the quarterly period ended June 30, 2008 as filed with the SEC on August 1, 2008 (the “Q2-10Q”) and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
     The results of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”), our Florida Medicare Advantage plan, are included in our results from October 1, 2007, the date of acquisition by the company.

     In July 2008, the U.S. Congress passed legislation halting the scheduled reduction in fees payable to physicians under the Medicare program and increasing slightly the physician fee schedule for 2009. The legislation contains several provisions that have been reported as adverse to Medicare Advantage plans, but we do not expect such changes to have a material adverse effect on our business. Starting in 2010, the Indirect Medical Education, or IME, component of our base Medicare rates will be gradually eliminated (but will be reduced by no more than .60% per county in 2010). Because of the gradual nature of the phase-out, we do not expect to experience a material financial impact from the diminution in base rates. The legislation and related CMS regulations also placed new limitations on Medicare Advantage plan sales and marketing activities beginning with the current open enrollment period for plan year 2009. CMS recently issued regulations restricting certain sales and marketing activities pursuant to this legislation. We believe we have adapted our plan sales and marketing activities to be compliant with the new requirements. We believe that private fee-for-service, or PFFS, plans are likely to be most negatively impacted by the new requirements. We do not operate any PFFS plans.
     The current volatility in the securities and credit markets has not had a material adverse effect on the company’s financial condition or results of operations and, at least as currently foreseeable by management of the company, such crises are not expected to materially adversely affect the company’s liquidity or operations. Substantially all of the company’s liquidity is in the form of cash and cash equivalents ($427.2 million at September 30, 2008), the majority of which ($369.2 million at September 30, 2008) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($92.1 million at September 30, 2008), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these debt instruments for liquidity, short term fluctuations in market pricing do not generally affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its debt investments. As of September 30, 2008, the company had approximately $12.3 million of investments that are collateralized by mortgages, no material amount of which are collateralized by subprime mortgages.
     On October 31, 2008, the company announced that effective November 1, 2008, it had appointed Michael G. Mirt to be President and Sharad Mansukani, M.D., to be Executive Vice President-Chief Strategy Officer. Both gentlemen report directly to Herbert A. Fritch, who continues to be the Chairman and Chief Executive Officer.

     Results of Operations
     The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated.

	Three Months Ended September 30,
	2008		2007
Revenue:
Premium:
Medicare	$514,932	97.6%	$342,173	93.4%
Commercial	960	0.2	10,876	3.0

Total premium revenue	515,892	97.8	353,049	96.4
Management and other fees	8,051	1.5	6,528	1.8
Investment income	3,800	0.7	6,765	1.8

Total revenue	527,743	100.0	366,342	100.0

Operating expenses:
Medical expense:
Medicare	411,413	78.0	279,923	76.4
Commercial	290	—	8,338	2.3

Total medical expense	411,703	78.0	288,261	78.7
Selling, general and administrative	58,634	11.1	40,161	11.0
Depreciation and amortization	7,047	1.3	3,016	0.8
Interest expense	4,520	0.9	123	—

Total operating expenses	481,904	91.3	331,561	90.5

Income before equity in earnings of unconsolidated affiliate and income taxes	45,839	8.7	34,781	9.5
Equity in earnings of unconsolidated affiliate	156	—	158	—

Income before income taxes	45,995	8.7	34,939	9.5
Income tax expense	(16,635)	(3.1)	(12,574)	(3.4)

Net income	$29,360	5.6%	$22,365	6.1%

	Nine Months Ended September 30,
	2008		2007
Revenue:
Premium:
Medicare	$1,607,104	97.6%	$1,033,481	93.4%
Commercial	4,346	0.3	36,225	3.3

Total premium revenue	1,611,450	97.9	1,069,706	96.7
Management and other fees	23,699	1.4	18,613	1.7
Investment income	11,975	0.7	17,972	1.6

Total revenue	1,647,124	100.0	1,106,291	100.0

Operating expenses:
Medical expense:
Medicare	1,287,761	78.2	838,798	75.8
Commercial	4,281	0.2	28,934	2.6

Total medical expense	1,292,042	78.4	867,732	78.4
Selling, general and administrative	177,512	10.8	131,314	11.9
Depreciation and amortization	21,280	1.3	8,850	0.8
Impairment of intangible assets	—	—	4,537	0.4
Interest expense	14,513	0.9	357	—

Total operating expenses	1,505,347	91.4	1,012,790	91.5

Income before equity in earnings of unconsolidated affiliate and income taxes	141,777	8.6	93,501	8.5
Equity in earnings of unconsolidated affiliate	357	—	275	—

Income before income taxes	142,134	8.6	93,776	8.5
Income tax expense	(51,494)	(3.1)	(33,519)	(3.1)

Net income	$90,640	5.5%	$60,257	5.4%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership as of the dates indicated.

	September 30,	December 31,	September 30,
	2008	2007	2007
Medicare Advantage Membership
Tennessee	49,366	50,510	50,228
Texas	39,896 (1)	36,661	36,491
Alabama	28,651	30,600	30,642
Florida	27,204	25,946	— (2)
Illinois	9,005	8,639	8,453
Mississippi	2,183	841	802

Total	156,305	153,197	126,616

Medicare PDP Membership	272,469	139,212	128,127

Commercial Membership
Tennessee	2	11,046	11,702
Alabama	919	755	751

Total	921	11,801	12,453

(1)	Does not include approximately 2,900 members in the Valley Baptist Health Plan (the “Valley Plan”), whose Medicare Advantage plan contract was acquired effective October 1, 2008.

(2)	The company acquired LMC Health Plans on October 1, 2007. LMC Health Plans’ Medicare Advantage membership was 25,840 at September 30, 2007.
     Medicare Advantage. Our Medicare Advantage membership increased by 23% to 156,305 members at September 30, 2008 as compared to 126,616 members at September 30, 2007, primarily as a result of membership gained in the acquisition of LMC Health Plans. As anticipated, our Alabama membership decreased slightly as of September 30, 2008 compared to membership at both December 31, 2007 and September 30, 2007 as a result of the Company exiting certain counties. Similarly, the Tennessee market experienced slight and anticipated decreases in membership as of September 30, 2008 compared to December 31, 2007 and September 30, 2007 as a result of discontinuing and changing certain products. We anticipate small but incremental membership growth during the remainder of 2008 through the offering of products to the dual-eligible population, who are not restricted by the lock-in rules, and through our new OptimaCare product, our special needs plan (“SNP”) focused on the treatment of individuals with chronic conditions such as diabetes, hypertension, and hyperlipidemia.
     Effective October 1, 2008, the Company acquired the Medicare Advantage contract from the Valley Plan, operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. The Valley Plan currently includes approximately 2,900 members. The cash consideration is included as a deposit on the Company’s balance sheet at September 30, 2008. Additional cash consideration of up to $2.0 million is potentially payable to the seller based upon membership levels retained as of April 1, 2009 and April 1, 2010.
     PDP. PDP membership increased by 113% to 272,469 members at September 30, 2008 as compared to 128,127 at September 30, 2007, primarily as a result of the auto-assignment of members in the California and New York regions at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect continued incremental growth for the balance of the year.

     According to a release by The Centers for Medicare & Medicaid Services (“CMS”) of 2009 Medicare prescription drug plan (PDP) coverage, we expect to retain auto-assigned dual-eligible PDP membership in 24 of the 34 CMS PDP regions for 2009. This compares to 31 regions in which HealthSpring received auto-assigned membership in 2008. Based upon recent data released by CMS, the Company now estimates that it will have approximately 260,000 — 270,000 members in these 24 regions as of January 1, 2009. HealthSpring’s membership in its stand-alone PDP as of October 1, 2008 was approximately 276,000.
     Commercial. Our commercial HMO membership declined from 12,453 members at September 30, 2007 to 921 members at September 30, 2008, primarily as a result of the non-renewal of coverage by employer groups in Tennessee, which was expected.
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
     The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, the company was unable to estimate the impact of either of these risk adjustment settlements primarily because of the lack of historical risk-based diagnosis code data and insufficient historical experience regarding risk premium settlement adjustments on which to base a reasonable estimate of future risk premium adjustments and, as such, recorded them upon notification from CMS of such amounts.
     In the first quarter of 2007, the company began estimating and recording on a monthly basis the Initial CMS Settlement, as the company concluded it had sufficient historical experience and available risk-based data to reasonably estimate such amounts. In the fourth quarter of 2007, the company began estimating and recording the Final CMS Settlement, in that case for 2007 (based on risk score data available at that time), as the company concluded such amounts were reasonably estimable.
     During the 2008 first quarter, the company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The resulting impact on net income for the three and nine months ended September 30, 2008, after the expense for risk sharing with providers and income tax expense, was $-0- million and $13.4 million, respectively. For the nine months ended September 30, 2007, the impact on premium revenue and net income from the recording of the 2006 Final CMS Settlement was $15.5 million and $7.7 million, respectively.
     Total Final CMS Settlement for the 2007 plan year was $57.9 million and represented 4.4% of total Medicare Advantage premiums, as adjusted for risk payments, for the 2007 plan year. Total Final CMS Settlement for the 2006 plan year was $16.1 million and represented 1.6% of total Medicare Advantage premiums, as adjusted for risk payments, received for the 2006 plan year. Amounts received for Final CMS settlements for any given plan year should not be considered indicative of amounts to be received for any future plan year.

Reconciliation of 2007 Part D Activity with CMS
     In October 2008, the Company received notification from CMS that the Company’s obligation to CMS for all Part D activity for the 2007 plan year totaled $111.5 million. The Company anticipates settling such amounts from 2007 with CMS in the fourth quarter of 2008. There was no material impact on the Company’s financial condition and results of operations as of and for the three months ended September 30, 2008 as a result of adjusting our estimates to final settlement amounts.
Comparison of the Three-Month Period Ended September 30, 2008 to the Three-Month Period Ended September 30, 2007
Revenue
     Total revenue was $527.7 million in the three-month period ended September 30, 2008 as compared with $366.3 million for the same period in 2007, representing an increase of $161.4 million, or 44.1%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended September 30, 2008 was $515.9 million as compared with $353.0 million in the same period in 2007, representing an increase of $162.9 million, or 46.1%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $455.8 million for the three months ended September 30, 2008 versus $315.2 million in the third quarter of 2007, representing an increase of $140.6 million, or 44.6%. The increase in Medicare Advantage premiums in 2008 is primarily attributable to the inclusion of LMC Health Plans’ results and to increases in per member per month, or “PMPM,” premium rates in all of our plans. PMPM premiums for the 2008 third quarter averaged $977, which reflects an increase of 17.4% as compared to the 2007 third quarter. The PMPM premium increase in the current quarter is primarily the result of rate increases in base rates as well as rate increases related to risk scores and the inclusion of LMC Health Plans’ results in the 2008 third quarter, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets.
PDP: PDP premiums (after risk corridor adjustments) were $59.1 million in the three months ended September 30, 2008 compared to $26.9 million in the same period of 2007, an increase of $32.2 million, or 119.4%. The increase in premiums for the 2008 third quarter is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $72.92 in the 2008 third quarter versus $72.20 during the 2007 third quarter.
Commercial: Commercial premiums were $1.0 million in the three months ended September 30, 2008 as compared with $10.9 million in the 2007 comparable period, reflecting a decrease of $9.9 million, or 91.2%. The decrease was attributable to the reduction in membership versus the prior year quarter.
     Fee Revenue. Fee revenue was $8.1 million in the third quarter of 2008 compared to $6.5 million for the third quarter of 2007, an increase of $1.6 million. The increase in the current period is attributable to increased management fees as a result of new independent physician associations (“IPAs”) under contract since the 2007 third quarter and higher premiums in managed IPAs compared to the same period last year.
     Investment Income. Investment income was $3.8 million for the third quarter of 2008 versus $6.8 million for the comparable period of 2007, reflecting a decrease of $3.0 million, or 43.8%. The decrease is attributable to a decrease in the average yield on invested and cash balances.
     We expect decreases in the amount of investment income in future periods as a result of the settlement of 2007 Part D activity in the fourth quarter of 2008 and the corresponding payment to CMS of $111.5 million in cash.

Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2008 increased $102.8 million, or 39.8%, to $361.1 million from $258.3 million for the comparable period of 2007, which is primarily attributable to the inclusion of medical expense incurred by LMC Health Plans in the 2008 quarter. For the three months ended September 30, 2008, the Medicare Advantage medical loss ratio, or “MLR,” was 79.2% versus 81.9% for the same period of 2007. The MLR improvement in the 2008 third quarter is primarily the result of PMPM premium increases in excess of PMPM medical expense increases.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $774 for the three months ended September 30, 2008, compared with $682 for the comparable 2007 quarter, reflecting an increase of 13.5%, primarily as a result of the inclusion of LMC Health Plans’ results in the current quarter, and increased drug costs. LMC Health Plans incurs a substantially higher PMPM medical expense than our other plans.
     PDP. PDP medical expense for the three months ended September 30, 2008 increased $28.7 million to $50.3 million, compared to $21.6 million in the same period last year. PDP MLR for the 2008 third quarter was 85.1%, compared to 80.2% in the 2007 third quarter. The increase in PDP MLR for the current quarter was primarily a result of unfavorable utilization patterns that were different than our prior experience, particularly in California and New York, and cost trends, both of which we expect will continue for the balance of 2008.
     Commercial. Commercial medical expense decreased by $8.0 million, or 96.5%, to $0.3 million for the third quarter of 2008 as compared to $8.3 million for the same period of 2007. The decrease in the current quarter was attributable to the reduction in membership versus the prior year quarter.
Selling, General, and Administrative Expense
     Selling, general, and administrative expense, or “SG&A,” for the three months ended September 30, 2008 was $58.6 million as compared with $40.2 million for the same prior year period, an increase of $18.4 million, or 46.0%. The increase in the 2008 third quarter as compared to the same period of the prior year is the result of the inclusion of LMC Health Plans, personnel and other administrative costs increases in the current period, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense increased approximately 10 basis points for the three months ended September 30, 2008 compared to the prior year third quarter.
     Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.0 million in the three months ended September 30, 2008 as compared with $3.0 million in the same period of 2007, representing an increase of $4.0 million, or 133.7%. The increase in the current quarter was primarily the result of $3.3 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans in October 2007 and incremental depreciation on property and equipment additions made in 2007 and 2008.
Interest Expense
     Interest expense was $4.5 million in the 2008 third quarter, compared with $0.1 million in the 2007 third quarter. Interest expense recognized in the 2008 period resulted from indebtedness incurred on October 1, 2007 in connection with the purchase of LMC Health Plans.

Income Tax Expense
     For the three months ended September 30, 2008, income tax expense was $16.6 million, reflecting an effective tax rate of 36.2%, versus $12.6 million, reflecting an effective tax rate of 36.0%, for the same period of 2007. The lower rate during 2007 is attributable to a reduction in FIN 48 reserves due to expiration of statute of limitations. The Company expects the effective tax rate for the full 2008 year will approximate 36.3%.
Comparison of the Nine-Month Period Ended September 30, 2008 to the Nine-Month Period Ended September 30, 2007
Revenue
     Total revenue was $1,647.1 million in the nine-month period ended September 30, 2008 as compared with $1,106.3 million for the same period in 2007, representing an increase of $540.8 million, or 48.9%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the nine months ended September 30, 2008 was $1,611.5 million as compared with $1,069.7 million in the same period in 2007, representing an increase of $541.8 million, or 50.6%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1,398.0 million for the nine months ended September 30, 2008 versus $946.2 million in the same period in 2007, representing an increase of $451.8 million, or 47.7%. The increase in Medicare Advantage premiums in 2008 is attributable to the inclusion of LMC Health Plans’ results and increases in PMPM premium rates. PMPM premiums for the current nine month period averaged $989, as adjusted to exclude the additional 2007 final retroactive risk premiums (see “Risk Adjustment Payments” above) recorded in the current nine month period, which reflects an increase of 13.5% compared to the 2007 period. As adjusted, the PMPM premium increase in the current nine month period is primarily the result of rate increases in base rates as well as rate increases associated with increases in risk scores and the inclusion of LMC Health Plans’ results in the current period, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets.
PDP: PDP premiums (after risk corridor adjustments) were $209.1 million in the nine months ended September 30, 2008 compared to $87.3 million in the same period of 2007, an increase of $121.8 million, or 139.5%. The increase in premiums for the 2008 nine month period is the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) increased 5.9% to $88.43 in the current period versus $83.52 during the same 2007 period.
Commercial: Commercial premiums were $4.3 million in the nine months ended September 30, 2008 as compared with $36.2 million in the 2007 comparable period, reflecting a decrease of $31.9 million, or 88.0%. The decrease was primarily attributable to the reduction in membership versus the prior year.
     Fee Revenue. Fee revenue was $23.7 million in the nine months ended September 30, 2008 compared to $18.6 million for the same period in 2007, an increase of $5.1 million. The increase in the current period is attributable to increased management fees as a result of new IPAs under contract since the same period last year and higher premiums in managed IPAs compared to the same period last year.
     Investment Income. Investment income was $12.0 million for the nine months ended September 30, 2008 versus $18.0 million for the comparable period in 2007, reflecting a decrease of $6.0 million, or 33.4%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of unrestricted cash to fund a portion of the purchase price for the LMC

Health Plans and to fund the repurchase of company stock, coupled with a lower average yield on these balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2008 increased $331.3 million, or 43.5%, to $1,092.6 million from $761.3 million for the comparable period in 2007, which is primarily attributable to the inclusion of medical expense incurred by LMC Health Plans in the 2008 year to date period. For the nine months ended September 30, 2008, the Medicare Advantage MLR was 78.2% versus 80.5% for the same period in 2007. The MLR improvement in the 2008 period is primarily the result of higher PMPM premiums and the change in estimate for the 2007 Final CMS Settlement discussed previously (see “Risk Adjustment Payments” above), the latter of which had a favorable impact of 100 basis points on the 2008 period MLR. The improvement in MLR during the 2008 period would have been greater had it not been for deterioration in the Part D component of our MA MLR. Medicare Advantage MLR was relatively flat as compared to the same period of the prior year at approximately 79.2%, as adjusted in both the current and prior year periods to reflect the additional 2007 final retroactive risk payments received in the 2008 period.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $790 for the nine months ended September 30, 2008, compared with $685 for the comparable 2007 period, reflecting an increase of 15.4% (13.6% excluding the impact of risk-sharing payments with providers as a result of the additional 2007 final retroactive risk payments), primarily as a result of the risk-sharing payments to providers relating to the risk adjustment premium payments, the inclusion of LMC Health Plans’ results in the current period, and increased drug costs.
     PDP. PDP medical expense for the nine months ended September 30, 2008 increased $117.6 million to $195.1 million, compared to $77.5 million in the same period last year. PDP MLR for the 2008 nine-month period was 93.3%, compared to 88.8% in the same 2007 period. The increase in PDP MLR for the current period was primarily a result of unfavorable utilization patterns that were different than our prior experience, particularly in California and New York, and costs trends, which were partially offset by the increase in PDP PMPM revenue in the 2008 period.
     Commercial. Commercial medical expense decreased by $24.6 million, or 85.2%, to $4.3 million for the nine months ended September 30, 2008 as compared to $28.9 million for the same period in 2007. The decrease in the current period was attributable to the reduction in membership versus the prior year period.
Selling, General, and Administrative Expense
     SG&A for the nine months ended September 30, 2008 was $177.5 million as compared with $131.3 million for the same prior year period, an increase of $46.2 million, or 35.2%. The increase in the 2008 nine-month period as compared to the same period of the prior year is the result of the inclusion of LMC Health Plans, personnel and other administrative costs increases in the current period, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 10.8% for the nine months ended September 30, 2008 compared to 11.9% in the same period last year. The decrease in SG&A as a percentage of revenue in the current period was primarily the result of improved operating leverage and the inclusion of LMC Health Plans, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $21.3 million in the nine months ended September 30, 2008 as compared with $8.9 million in the same period of 2007, representing an increase of $12.4 million, or 140.5%. The increase in the current period was primarily the result of $9.9 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans in October 2007 and incremental depreciation on property and equipment additions made in 2007 and 2008.

Interest Expense
     Interest expense was $14.5 million in the nine months ended September 30, 2008, compared with $0.4 million in the same period in 2007. Interest expense recognized in the 2008 period resulted from indebtedness incurred on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
     For the nine months ended September 30, 2008, income tax expense was $51.5 million, reflecting an effective tax rate of 36.2%, versus $33.5 million, reflecting an effective tax rate of 35.7%, for the same period of 2007. The lower rate during 2007 is attributable to a reduction in valuation allowance, a one-time favorable state income tax credit and a reduction in FIN 48 reserves.
Liquidity and Capital Resources
     We finance our operations primarily through internally generated funds. All of our outstanding funded indebtedness was incurred in connection with the acquisition of the LMC Health Plans in October 2007. See “—Indebtedness” below.
     We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses and principal and interest on indebtedness. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our working capital needs, our debt service, and anticipated capital expenditures over at least the next twelve months.
     The reported changes in cash and cash equivalents for the nine month period ended September 30, 2008, compared to the comparable period of 2007, were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$152,551	$62,331
Net cash (used in) investing activities	(5,715)	(66,959)
Net cash (used in) provided by financing activities	(43,738)	76,013

Net increase in cash and cash equivalents	$103,098	$71,385

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations and available cash on hand. To date, we have not borrowed under our $100.0 million revolving credit facility. We generated cash from operating activities of $152.6 million during the nine months ended September 30, 2008, compared to generating cash of $62.3 million during the nine months ended September 30, 2007. Cash flow from operations for the 2008 period was favorably impacted by the receipt of approximately $45.2 million of prior year Final CMS Settlements (net of provider sharing amounts) compared to similar net amounts received in the 2007 period of $12.0 million.

Cash Flows from Investing and Financing Activities
     For the nine months ended September 30, 2008, the primary investing activities consisted of $8.4 million in property and equipment additions, expenditures of $41.2 million to purchase investment securities, $51.3 million in proceeds from the maturity of investment securities, and the expenditure of $7.2 million for the Valley Plan acquisition. The investing activity in the prior year period consisted primarily of $66.5 million used to purchase investments, $12.1 million in property and equipment additions, $24.3 million in proceeds from the maturity of investment securities and $12.0 million used to make a deposit on the LMC Health Plan acquisition. During the nine months ended September 30, 2008, the company’s financing activities consisted primarily of $4.4 million of funds received in excess of funds withdrawn from CMS for the benefit of members, $28.3 million expended for the repurchase of company stock and $21.0 million for the repayment of long-term debt. The financing activity in the prior year period consisted primarily of $75.3 million of funds received in excess of funds withdrawn from CMS for the benefit of members. Funds from CMS received for the benefit of members are recorded as a liability on our balance sheet at September 30, 2008. We anticipate settling approximately $111.5 million of such Part D related amounts relating to 2007 with CMS during the fourth quarter of 2008 as part of the final settlement of Part D payments for the 2007 plan year. We expect to experience decreases in the amount of excess subsidies received from CMS in future periods. Such excess subsidies resulted in the $111.5 million settlement with CMS discussed immediately above.
     During the nine months ended September 30, 2008, the company repurchased approximately 1.6 million shares in open market transactions at an average cost of $17.67. During the 2008 second quarter, the company’s Board of Directors extended the previously authorized $50.0 million stock repurchase program to June 30, 2009. All repurchases were made utilizing unrestricted cash on hand. No repurchases were made under the program prior to January 1, 2008. The company currently has approximately $21.6 million in remaining repurchase authority under the program.
Cash and Cash Equivalents
     At September 30, 2008, the company’s cash and cash equivalents were $427.2 million, $58.0 million of which was held at unregulated subsidiaries. Approximately $113.2 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle approximately $111.5 million of this amount, the portion related to the 2007 plan year, during the fourth quarter of this year.
Statutory Capital Requirements
     Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At September 30, 2008, our Texas (minimum $12.9 million; actual $49.6 million), Tennessee (minimum $14.8 million; actual $75.5 million), Florida (minimum $7.9 million; actual $19.9 million) and Alabama (minimum $1.1 million; actual $41.3 million) HMO subsidiaries were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
     The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. During the nine months ended September 30, 2008, our Alabama and Texas HMO subsidiaries distributed $8.4 million and $14.0 million in cash, respectively, to the parent company. Likewise, our Texas HMO expended $7.2 million during the same time period for the acquisition of certain

Medicare Advantage contracts. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Membership: Medicare Advantage”
Indebtedness
     Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior secured term loan	$275,256	$296,250
Less: current portion of long-term debt	(28,974)	(18,750)

Long-term debt less current portion	$246,282	$277,500

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
     Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on our debt-to-EBITDA leverage ratio. The effective weighted average interest rates incurred on borrowings during the three and nine month periods ended September 30, 2008 were 6.3% and 6.6%, respectively (5.3% and 5.6%, respectively, exclusive of amortization of deferred financing costs). We also pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on our leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012. During the 2008 second quarter, the company made an early principal payment of $10.0 million.
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
     In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $275.3 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive the London InterBank Offered Rate (“LIBOR”) every month until October 31, 2010. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Off-Balance Sheet Arrangements
     At September 30, 2008, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended September 30, 2008.
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
     The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR uses standard actuarial developmental methodologies, including completion factors, claims trends and provisions for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at September 30, 2008 would cause these estimates to change in the near term, and such a change could be material.
     As discussed above, actual claim payments will differ from our estimates. The period between incurrence of the expense and payment is, as with most health insurance companies, relatively short, however, with over 90% of claims typically paid within 60 days of the month in which the claim is incurred. Although there is a risk of material variances in the amounts of estimated and actual claims, the variance is known quickly. Accordingly, we expect that substantially all of the estimated medical claims payable as of the end of any fiscal period (whether a quarter or year end) will be known and paid during the next fiscal period.
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
     Actuarial standards of practice generally require the actuarially developed medical claims liability estimates to be sufficient, taking into account an assumption of moderately adverse conditions. Accordingly, we also recognize in our medical claims liability a provision for adverse claims development, which is intended to account for moderately adverse conditions in claims payment patterns, historical trends, and environmental factors. We believe that our provision for adverse claims development is appropriate because our hindsight analysis indicates this additional provision is needed to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to, but paid after, a period end. Primarily as a result of the growth and stabilizing trends experienced in our Medicare business, continued favorable development of prior period IBNR estimates, and the continued decline in our commercial line of business, the provision for adverse claims development has become a relatively insignificant component of medical claims liability.
     The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2008 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
(Dollars in thousands)
3%	$(3,661)	(3)%	$(2,049)
2	(2,468)	(2)	(1,364)
1	(1,248)	(1)	(681)
(1)	1,277	1	680

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
     Each month, we re-examine the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, we increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. In every reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with prior periods. Adjustments of prior period estimates may result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made.
     Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no material premium deficiency accruals at September 30, 2008.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS, and to a lesser extent our commercial customers, to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, plan benefits, demographics, geographic location, age, gender, and the relative risk score of the plan’s membership.
     We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.
     Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS adopted this payment methodology in 2003, at which time the risk adjustment payment methodology accounted for 10% of the premium payment to Medicare health plans, with the remaining 90% based on demographic factors. In 2007, with the full phase-in of risk adjustment payments, such payments now account for 100% of the premium payment.
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). As previously discussed, the risk adjustment payment system for determining premiums is relatively new for CMS and the Company. Prior to 2007, we were unable to estimate the impact of either of these risk adjustment settlements, primarily because of the lack of historical risk-based diagnosis code data and insufficient historical experience regarding risk premium settlement adjustments on which to base a reasonable estimate of future risk premium adjustments, and as such recorded them upon notification from CMS of such amounts.
     In the first quarter of 2007, we began estimating and recording on a monthly basis the Initial CMS Settlement, as we concluded we had sufficient historical experience and available risk-based data to reasonably estimate such amounts. Similarly, in the fourth quarter of 2007, we estimated and recorded the Final CMS Settlement for 2007 (based on risk score data available at that time), as we concluded such amounts were estimable. As of January 2008, we estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year.
     We develop our estimates for risk premium adjustment settlement utilizing historical experience and predictive actuarial models as sufficient member risk score data becomes available over the course of each CMS plan year. Our actuarial models are populated with available risk score data on our members. Risk premium adjustments are based on member risk-based diagnosis code data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models and we are required to make assumptions regarding the risk scores of this relatively small subset of our member population. Additionally, our models include assumptions for member turnover. Actual member turnover can differ materially from our assumption used for developing our risk premium adjustment estimates.
     All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts. Additionally, in connection with the determination of actual settlement amounts as of June 30, 2008, we updated and refined our process of estimating risk settlement amounts going forward, including assumptions and methods used in our actuarial models. Accordingly, we expect that differences (as a percent of total revenue) between estimated settlement amounts and actual settlement amounts in future periods will become less significant.
     As a result of the variability of factors, including plan risk scores, that determine such estimates, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of settlement premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. A one percent favorable/ unfavorable variance in the estimated percentage of the premium adjustment assumed in our estimate of 2008 Final CMS Settlement premium adjustments as of September 30, 2008 would result in our recording favorable/ unfavorable adjustments to Medicare Advantage revenue of approximately $12.6 million.

Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
          The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities is not expected to have a material effect on the company’s financial statements.
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
          On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for us. The provisions of SFAS No. 141(R) will only impact the Company if it is party to a business combination that is consummated after the pronouncement has become effective.
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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009. The adoption of this statement is not expected to have a material impact on the company’s financial statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
     Except as described below, as of September 30, 2008, no material changes had occurred in our exposure to interest rate risk since the information previously reported under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2007 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
     As of September 30, 2008 the Company had approximately $12.3 million of investments that are collateralized by mortgages, no material amounts of which are collateralized by subprime mortgages.
     In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $275.3 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of September 30, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceedings that we believe are material to our financial condition or results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our health plans’ contractual relationships with providers and members and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans. Although there can be no assurances, the Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operations.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2007 Form 10-K, and “Part II — Item 1A: Risk Factors” in our Q1-10Q and Q2-10Q (collectively, our “Prior Public Filings”), the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2007 Form 10-K and Q1-10Q and Q2-10Q are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
          The following risk factors are new and reflect new or additional risks and uncertainties to those described in our Prior Public Filings.
     The value of our investments is influenced by economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.
     Our investment portfolio is comprised of investments classified as held-to-maturity and available-for-sale. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For both available-for-sale investments and held-to- maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
     In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis using both quantitative and qualitative factors to determine whether a decline in value is other-than-temporary. Such factors considered include, the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. We also regularly evaluate our ability and intent to hold individual securities until they mature or full cost can be recovered.
     The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment to these assets. During the nine months ended September 30, 2008, we did not record any charges for other-than-temporary impairment of securities. The economic and market environment could further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods that could have an adverse effect on our results of operations, liquidity, or financial condition.
     Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.
     The credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. As of September 30, 2008, we were undrawn on our $100 million revolving credit facility (the “Revolver”). Although we do not currently anticipate needing financing in excess of amounts available to us under the Revolver, in the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to such additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2008 the Company repurchased the following shares of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased
	Total		as	Approximate Dollar Value
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
7/1/08 – 7/31/08	—	—	—	—
8/1/08 – 8/31/08	6,168	$0.20	—	—
9/1/08 – 9/30/08	6,834	$0.20	—	—

Total	13,002	$0.20	—	$21,600,000

     The shares reflected in the table above were repurchased pursuant to the terms of restricted stock purchase agreements between former employees and the Company. The shares were repurchased at the Company’s option at a price of $.20 per share, the former employees’ cost for such shares.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. In May 2008, the Company’s Board of Directors extended the expiration date of the program to June 30, 2009. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of September 30, 2008, the Company had spent approximately $28.4 million to purchase 1,606,300 shares of common stock under the program.
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
Item 3: Defaults Upon Senior Securities
     Inapplicable.
Item 4: Submission of Matters to a Vote of Security Holders
     Inapplicable.
Item 5: Other Information
     Inapplicable.
Item 6: Exhibits
     See Exhibit Index following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: November 4, 2008	By:	/s/ Kevin M. McNamara
Kevin M. McNamara
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002