Form 10-K
period 2008-12-31
HealthSpring, Inc.
filed 2009-02-25
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2008, was approximately $863.0 million. For the purposes of this disclosure only, the registrant has included shares beneficially owned by its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock as stock held by affiliates of the registrant, notwithstanding that such persons may disclaim affiliate status.
As of February 23, 2009 there were 57,463,345 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions concerning our prospects, objectives, plans, or intentions are forward-looking statements. All statements made related to our estimated or projected members, revenues, medical loss ratios, medical expenses, profitability, cash flows, access to capital, compliance with statutory capital or net worth requirements, payments from or to the Center for Medicare and Medicaid Services, or CMS, litigation settlements, expansion and growth plans, sales and marketing strategies, new products or initiatives, information technology solutions, and the impact of existing or proposed laws or regulations described herein are forward-looking statements. The company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those described in “Item 1A. Risk Factors,” that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

PART I
Item 1. Business
Overview
          HealthSpring, Inc., incorporated under the laws of the state of Delaware in 2004, is a managed care organization operating in the United States whose primary focus is Medicare, the federal government-sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Pursuant to the Medicare program, Medicare-eligible beneficiaries may receive healthcare benefits, including prescription drugs, through a managed care health plan. In 2008 Medicare premiums accounted for substantially all of our revenue. Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare programs, design competitive products, better manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our service areas. Our Medicare Advantage experience also allows us to build collaborative and mutually beneficial relationships with healthcare providers, including comprehensive networks of hospitals and physicians, that are experienced in managing the healthcare needs of Medicare populations.
          We presently operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas. As of December 31, 2008, our Medicare Advantage plans had over 162,000 members. In 2006, we began offering prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to continuing to provide other medical benefits, which we refer to as our “MA-PD” plans. We also began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets. We refer to our stand-alone prescription drug plan as our “PDP.” We expanded our PDP program on a national basis in 2007. As of December 31, 2008, our PDP had over 282,000 members, substantially all of which had been automatically assigned to us by CMS in connection with the CMS annual premium bid process.
          Our corporate headquarters are located at 9009 Carothers Parkway, Suite 501, Franklin, TN 37067, and our telephone number is (615) 291-7000. Our corporate website address is www.healthspring.com. Information contained or accessible on our website is not incorporated by reference into this report and we do not intend for the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in obtaining such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “the company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.
The Medicare Program and Medicare Advantage
          Medicare is the health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
          The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which was $96.40 in 2008, that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible, which was $135.00 in 2008. To fill the gaps in traditional fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.
          Initially, Medicare was offered only on a fee-for-service basis, which continues as an option for Medicare beneficiaries today. According to published reports, there were approximately 45.2 million people eligible for Medicare in December 2008. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare patients and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses, hearing aids, and certain preventive services, such as annual physicals and wellness visits. The Medicare Improvements for Patients and Providers Act (“MIPPA”), enacted in July 2008, permits the Secretary of the Department of Health and Human Services to extend fee-for-service coverage, however, to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.
          As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C. Pursuant to Medicare Part C (and, as of January 1, 2006, Medicare Part D), Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores as more fully described below. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare beneficiaries including, as in our Medicare Advantage plans, additional preventive services and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members generally do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits in coordinated care plans such as ours, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Many Medicare Advantage plans have no additional monthly premiums. In some geographic areas, however, and for plans with more open access to providers, members may be required to pay a monthly premium.
          Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing Medicare Part C was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans in 1997. To implement the risk adjustment payment system, CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS on a regular basis. As of 2007, CMS had fully phased in this risk adjustment payment methodology with a model that bases the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from hospital outpatient department and physician visits, gender, age, and eligibility status.
The 2003 Medicare Modernization Act
          Overview. In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005, and added a Medicare Part D prescription drug benefit that began in 2006, as further described below. In addition, MMA allowed various new Medicare Advantage products, including private-fee-for-service, or PFFS, plans and regional preferred provider organizations, or PPOs, which plans allowed enrollees increased flexibility in selecting providers outside a designated network.
          One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. According to published studies, enrollment in Medicare Advantage plans has increased from 5.3 million in December 2003 (pre-MMA) to approximately 10.3 million members in December

2008. Under the MMA, Medicare Advantage plans are required to use increased payments to improve the healthcare benefits that are offered, to reduce premiums, or to strengthen provider networks.
          Prescription Drug Benefit. As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. According to CMS reports, as of December 31, 2008, approximately 26.3 million seniors were receiving their prescription drugs under Medicare Advantage, 17.5 million of which were in stand-alone Part D plans. The Medicare Part D prescription drug benefit is subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the losses and any gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
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
          Under the standard Part D drug coverage for 2009, beneficiaries pay a $295 annual deductible, co-insurance payments equal to 25% of the drug costs between $295 and the annual coverage limit of $2,700, and all drug costs between $2,700 and $6,153, which is commonly referred to as the Part D “gap.” After the beneficiary has incurred $4,350 in out-of-pocket drug expenses, 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay, and coverage amounts are adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage organization is required to offer at least one Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our national PDP and through our MA-PD plans in each of our markets.
          Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries generally receive higher premiums from CMS for dual-eligible members, primarily because a dual-eligible member generally tends to have a higher risk score corresponding to his or her higher medical costs. Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. The MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Companies offering stand-alone PDPs with bids at or below the CMS low income subsidy premium benchmark receive a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region. Substantially all of our PDP members result from CMS’s auto-enrollment of dual-eligibles. For 2008 our PDP bid was below the relevant benchmarks in 31 of the 34 CMS regions and for 2009 our PDP bid was below the relevant benchmarks in 24 of the 34 CMS regions.
          Bidding Process. Since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, is known as the “benchmark” amount, and local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, adjusted based on county of residence and members’ risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which has made such plans charging premiums less attractive to potential members.
          Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As a result of MMA, Medicare beneficiaries now have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. Generally, only persons turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible and institutional beneficiaries and others who qualify for special needs plans, and employer group retirees are permitted to enroll in or change health plans outside of the defined enrollment period for that plan year.
The Medicare Improvements for Patients and Providers Act of 2008
          In July 2008 Congress passed the Medicare Improvements for Patients and Providers Act of 2008, commonly called MIPPA. MIPPA addressed several aspects of the Medicare program. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on special needs plans, increased penalties for reimbursement delays by Medicare Part D plans, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office has estimated that the Medicare Advantage provisions of MIPPA will reduce federal spending on Medicare Advantage by $48.7 billion over the 2008-2018 period. Specific aspects of MIPPA and the regulations that CMS has issued pursuant to MIPPA are discussed in more detail elsewhere in this report.
Products and Services
          We currently offer Medicare health plans, including MA-only and MA-PD, in local service areas in six states and a national stand-alone PDP plan. We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting, and other general business office services.
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
          Most of our Medicare Advantage members pay no monthly premium but are subject in some cases to co-payments and deductibles, depending upon the market and benefit. Our Medicare Advantage members are required to use a primary care physician within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer several different types of special needs zero premium, zero co-payment plans, or SNPs, to dual-eligible individuals and to institutions, and we offer a chronic care plan targeting individuals with chronic conditions such as diabetes, hypertension, and hyperlipidemia in each of our markets.

          The amount of premiums we receive for each Medicare Advantage member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member’s location, age, gender, and eligibility status, and is further adjusted based on the member’s risk score. During 2008, our Medicare Advantage per member per month, or PMPM, premiums (including MA-PD) across our service areas ranged from approximately $890 to approximately $1,164. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare Advantage and PDP products.
          National Part D Plan. On January 1, 2006, we began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets, which we expanded nationally in 2007. Under our national PDP program, members pay a monthly premium depending upon their residence in the relevant CMS region. The plan offers national in-network prescription drug coverage that is subject to limitations in certain circumstances. Our PDP uses a specific prescription drug formulary. Different out-of-pocket costs, in the form of federal subsidies, may apply for specified low income beneficiaries. For PDP members who do not qualify for a federal subsidy, the PDP has a $295 in-network deductible, after which the member pays 25% of the costs of prescription drugs until total drug costs reach $2,700. After exceeding this amount, the member must pay 100% of the cost of prescription drugs until out-of-pocket costs reach $4,350, at which point benefits resume and the member must make copayments per prescription (which vary based upon the type of drug prescribed). For 2009, our national PDP bid was below the benchmark in 24 of the 34 CMS regions. Of our December 31, 2008 PDP membership of 282,000, approximately 36% reside in the six states where we offer Medicare Advantage plans. Substantially all of our stand-alone PDP members result from CMS’s assignment of dual-eligibles.
Our Health Plans
          We operate our health plans primarily through our health maintenance organization, or HMO, subsidiaries. Each of the HMO subsidiaries is regulated by the department of insurance, and in some cases the department of health, in each state in which it operates. We are in the process of transitioning some of our health plan operations, including our PDP, to an accident and health insurance subsidiary, which is also regulated by state insurance departments. In addition, we own and operate non-regulated management company subsidiaries that provide administrative and management services to our HMO and regulated insurance subsidiaries in exchange for a percentage of the regulated subsidiaries’ revenue pursuant to management agreements and administrative services agreements. Management services provided to the regulated subsidiaries include:
•	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;

•	medical management, credentialing, marketing, and product promotion;

•	support services and administration;

•	financial services; and

•	claims processing and other general business office services.

          The following table summarizes our Medicare Advantage (including MA-PD), PDP, and commercial plan membership as of the dates indicated:

	December 31,
	2008		2007		2006
Medicare Advantage Membership
Tennessee	49,933		50,510		46,261
Texas	43,889	(1)	36,661		34,638
Alabama	29,022		30,600		27,307
Florida	27,568		25,946	(2)	—
Illinois	9,245		8,639		6,284
Mississippi	2,425		841		642

Total	162,082		153,197		115,132

Medicare Stand-Alone PDP Membership	282,429		139,212		88,753

Commercial Membership(3)
Tennessee	—	(4)	11,046		29,341
Alabama	895		755		2,629

Total	895		11,801		31,970

(1)	Includes approximately 2,700 members in the Valley Baptist Health Plans whose Medicare Advantage contract was acquired effective October 1, 2008.

(2)	The company acquired Leon Medical Centers Health Plans, Inc., or LMC Health Plans, on October 1, 2007. As of the acquisition date, the health plan had approximately 25,800 members.

(3)	Does not include a health plan maintained by the company for company employees or members of commercial PPOs owned and operated by unrelated third parties that pay us a network rental fee for access to our contracted provider network.

(4)	As of January 1, 2009, the company has discontinued its commercial business in Tennessee.
Tennessee
          We began operations in Tennessee in September 2000 when we purchased a 50% interest in an HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased the balance of the interests in the HMO in 2003 and 2005. Our Tennessee market is primarily divided into three major service areas including Nashville/Middle Tennessee, the three-county greater Memphis area, and the seven-county greater Chattanooga area.
          As of December 31, 2008, our Tennessee HMO, known as HealthSpring of Tennessee, had approximately 50,000 members in 31 counties. In 2008, in selected middle-Tennessee counties, we began offering tiered network products providing Medicare Advantage members the option of joining a “preferred” network of highly organized primary care physicians offering enhanced benefits or a “non-preferred” network with reduced benefits and a monthly premium. This network tiering resulted in a slight, but expected, reduction in our Medicare Advantage membership in Tennessee.
          Through Signature Health Alliance, our wholly-owned PPO network subsidiary, we provide access to our provider networks for approximately 25,400 members as of December 31, 2008, throughout the 20-county area of Middle Tennessee. As a result of non-renewals by several large employers, as of January 1, 2009 we have exited the commercial business in Tennessee, except for a small commercial plan maintained for company employees.

          Based upon the number of members, we believe we operate the largest Medicare Advantage health plan in the State of Tennessee. We believe the primary competing Medicare Advantage plans in our service areas in Tennessee are UnitedHealth Group, Windsor Health Group, Humana, Inc., and Blue Cross Blue Shield of Tennessee.
Texas
          We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare members from a managed care plan in state receivership.
          As of December 31, 2008, our Texas HMO, known as Texas HealthSpring, had approximately 44,000 Medicare Advantage members in 25 counties. Our Texas market is primarily divided into distinct major service areas, including the 14-county greater Houston area, an eight-county area northeast of Houston, and a three-county area in the Rio Grande Valley. In 2009, we expanded to 11 counties in and around Dallas — Fort Worth and the county around Lubbock. Effective October 1, 2008, the company acquired the Medicare Advantage contract from Valley Baptist Health Plan operating in three counties in the Rio Grande Valley currently consisting of approximately 2,700 members and entered into a contract with Valley Baptist Health System to provide services to the members.
          We believe our primary competitors in our Texas service areas include traditional Medicare Advantage and private fee-for-service, or PFFS, plans operated by Universal American Corporation, Humana, Inc., UnitedHealth Group, Universal Health Care, Inc., and XL Health.
Alabama
          We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. In 2005, we expanded our Alabama health plan’s service area to substantially all of the state. We reduced our Medicare Advantage service areas in Alabama from 33 to 21 counties as of January 1, 2008, which resulted in a slight decline in Medicare Advantage membership. As of December 31, 2008, our Alabama HMO, known as HealthSpring of Alabama, served approximately 30,000 members, including approximately 29,000 Medicare Advantage members.
          We discontinued offering commercial benefits to new individuals and small group employers in Alabama in 2006 and as of January 1, 2009, there were 895 commercial members participating in our individual and small employer group plans in Alabama. Pursuant to Alabama and federal law, as a result of our decision to exit the individual and small group commercial markets, we may not reenter the individual and small group employer commercial markets in Alabama until late 2010.
          Based upon the number of members, we believe we operate the third largest Medicare Advantage health plan in Alabama as of December 2008. Our primary competitors are UnitedHealth Group, Viva Health, a member of the University of Alabama at Birmingham Health System, Blue Cross Blue Shield of Alabama, and Humana, Inc.
Florida
          On October 1, 2007, we completed our acquisition of LMC Health Plans, which had approximately 25,800 members as of that date. As of December 31, 2008, LMC Health Plans had approximately 27,600 members. As part of the transaction, we entered into an exclusive long-term provider contract with Leon Medical Centers, Inc. (“LMC”), which operates five Medicare-only medical clinics located in Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic community of South Florida. Services offered in the medical clinics include primary care, specialty-care, dental, vision, radiology, and pharmacy services as well as transportation for members to and from the clinics. We anticipate that LMC will complete construction and begin operation of two additional medical clinics in late 2009. In 2009, we expanded our South Florida dental benefit to cover restorative and replacement dentistry as well as preventive services. In 2009, we also began offering Medicare Advantage Plans in two counties in the Florida panhandle.

          We believe LMC Health Plans’ primary competitors in Miami-Dade County are Humana, Inc., Care Plus, Inc. (an affiliate of Humana), Preferred Care Partners, Inc., Medica Health Plans, Inc. and Avmed, Inc.
Illinois
          We began operations in Illinois in December 2004 and, as of December 31, 2008, our Medicare Advantage plan in Illinois, known as HealthSpring of Illinois, served 9,200 members in five counties in the Chicago area. We believe our primary competitors in this area are Humana, Inc., Wellcare Health Plans, Inc., Aetna, Inc. and UnitedHealth Group.
Mississippi
          We commenced our enrollment efforts in 2005 for our Medicare Advantage plan, known as HealthSpring of Mississippi, in two counties in Northern Mississippi located near Memphis, Tennessee, consistent with our growth strategy to leverage existing operations to expand to new service areas located near or contiguous to our existing service areas. In 2006, we expanded in Southern Mississippi near Mobile, Alabama, and, as of January 1, 2009, we are operating in a total of 11 counties in Southern Mississippi. Currently, we believe Humana, Inc. is the only other managed care company offering a competing Medicare Advantage plan in Mississippi.
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
          We have implemented case management programs to provide more efficient and effective use of healthcare services by our members. These programs are designed to improve outcomes for members with chronic conditions through standardization, active medical management, coordinating fragmented healthcare systems to reduce healthcare duplication, providing “gate-keeping” services, and improving collaboration with physicians. We utilize on-site critical care intensivists, hospitalists, and concurrent review nurses, who manage the transitions to outpatient care, hospitalization, rehabilitation, or home care. We have personnel that monitor hospitalizations, coordinate care, and ensure timely discharge from the hospital. Our chronic care program focuses on care management and treatment of our members with specific high risk or chronic conditions such as coronary artery disease, congestive heart failure, end stage renal disease, diabetes, asthma related conditions, and certain other conditions.
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
          Additionally, we internally monitor and evaluate, and seek to enhance, the performance of our providers. Our related programs include:
•	review of utilization of preventive measures and disease/case management resources and related outcomes;

•	member satisfaction surveys;

•	patient safety initiatives;

•	integration of pharmacy services;

•	review of grievances and appeals by members and providers;

•	orientation visits to, and site audits of, select providers;

•	ongoing provider and member education programs; and

•	medical record audits.
          As more fully described below under “— Provider Arrangements and Payment Methods,” our reimbursement methods are also designed to encourage providers to utilize preventive care and our other disease and case management services in an effort to improve clinical outcomes.
          The following table shows the number of physicians, specialists, and other providers participating in our Medicare Advantage networks as of December 31, 2008:

			Specialists
	Primary Care		and Other
Market	Physicians	Hospitals	Providers
Tennessee	1,190	56	3,759
Texas	997	57	1,933
Alabama	749	52	3,257
Illinois	663	34	1,790
Mississippi	130	6	266
Florida	54	15	390

Total	3,783	220	11,395

          In our efforts to improve the quality and cost-effectiveness of healthcare for our members, we continue to refine and develop new methods of medical management and physician engagement. Based on encouraging results from the initial pilot of our “partnership-for-quality” initiative, demonstrating a broad based improvement in the quality and consistency of care provided to our members, we have expanded the program substantially. It now includes 78 sites, 580 physicians, and 52,000 members with plans in place to expand to a total of 85-95 sites, more than 600 physicians, and more than 60,000 members by the end of 2009. The program includes an in-office practice coordinator, usually a nurse, in the physician practice that is dedicated to serving our members. We also provide a dedicated call center resource for disease management support.
          HealthSpring currently operates three LivingWell Health Centers. The first center was opened in middle Tennessee in December 2006. A second center was opened in Mobile, Alabama in October 2007. The third center was opened in August 2008 in Houston, Texas. The centers were designed with the Medicare member in mind, and the physical space is easily accessible to patients, with wide corridors and doors, adjacent parking or valet service, and open reception areas. Patients receive care from an expanded team, which includes their physician, nurse, a pharmacist, and nurse educator. An electronic medical record ensures that information is shared among all the care providers. The centers also offer a range of social and community events tailored to meet the needs of our Medicare members. We believe our clinics improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. The results of the last two full years of operations support this belief, demonstrating comparative improvements in each of those areas. We continue to believe and see evidence that the unique solution and experience created through LivingWell Health Centers will give us an advantage over our competitors not offering clinics, creating a more attractive network for our members.
          Generally, we contract for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the “average wholesale price” or “maximum allowable cost” for the provision of covered outpatient drugs. We also pay our PBM claims processing, administrative and other program related fees. Pursuant to contracts between the company and pharmaceutical companies, our HMOs are entitled to share in drug manufacturers’ rebates based on pharmacy utilization relating to certain qualifying medications.

Physician Engagement Strategy
          We believe strong provider relationships are essential to increasing our membership and improving the quality of care to our members on a cost-efficient basis. We have established comprehensive networks of providers in each of the areas we serve. We seek providers who have experience in managing the Medicare population, including through a risk-sharing or other relationship with a Medicare Advantage plan. Our goal is to create mutually beneficial and collaborative arrangements with our providers. We believe provider incentive arrangements should not only help us attract providers, but also help align their interests with our objective of providing high-quality, cost-effective healthcare and ultimately encourage providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical results.
          In some markets, we have entered into semi-exclusive arrangements with provider organizations or networks. For example, in Texas we have partnered with Renaissance Physician Organization, or RPO, a large group of 14 independent physician associations with over 1,200 physicians, including approximately 500 primary care physicians, or PCPs, and approximately 30,300 enrolled members located primarily in ten counties in Texas. In Florida, pursuant to our exclusive arrangement with LMC, LMC provides primary care services (including preventive and wellness care, dental, and vision) at its five medical centers and arranges for specialty and in-patient care for our members in Miami-Dade County.
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
          Under any of these payment methods, we may also supplement provider payments with incentive arrangements based, in general, on the quality of healthcare delivery. For example, as an incentive to encourage our providers to deliver high quality care for their patients and assist us with our quality assurance and medical management programs, we often seek to implement incentive arrangements whereby we compensate our providers for “quality performance,” including increased fee-for-service rates for specified preventive health services and additional payments for providing specified encounter data on a timely basis. We also seek to implement financial incentives relating to quality of care measures or other operational matters where appropriate.
          In connection with the acquisition of LMC Health Plans, LMC Health Plans and LMC, our exclusive clinic model provider in South Florida, entered into a long-term medical services agreement under which we agree to pay LMC in advance for medical services at agreed-upon rates for each service multiplied by the number of plan members as of the first day of each month. There is also a risk-sharing arrangement with LMC, whereby we annually adjust such payments based on our annual institutional and professional medical loss ratio, or MLR, for LMC Health Plan members. We share equally with LMC any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks, which are initially set at 80.0% and increase to 81.0% during the term of this agreement.
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
Sales and Marketing Programs
          Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues. To date, we have not actively marketed our PDP and have relied primarily on auto-assignments of dual-eligibles by CMS. As of December 31, 2008, our sales force consisted of approximately 865 appointed third party agents and 67 internal licensed sales employees (including in-house telemarketing personnel). Our third party agents typically are not exclusive to our plans and are compensated on a commission basis in accordance with MIPPA and related regulations.
          In addition to traditional marketing methods including direct mail, radio, television, internet and other mass media, and cooperative advertising with participating hospitals and medical groups to generate leads, we also conduct community outreach programs in churches and community centers and in coordination with government agencies. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care. Recently enacted

MIPPA-related regulations affect where and how our marketing activities are conducted. For example, we cannot engage in marketing activities in health care settings or at educational events.
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
          Our marketing and sales activities are regulated by CMS and other governmental agencies. MIPPA expanded the list of prohibited activities beginning in 2009 to include providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling. Under MIPPA, the scope of all marketing appointments with potential beneficiaries and products to be discussed must be agreed to by the beneficiary in advance of the meeting. Further, all Medicare Advantage plans will be required to have the plan type included in the plan name by 2010. CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. The activities of our third-party brokers and agents are also heavily regulated. MIPPA requires all agents, brokers and other third parties to be trained annually and to complete annual testing regarding Medicare Advantage marketing rules. We maintain active and ongoing training and oversight of all employed and contracted sales representatives, agents, and brokers.
          Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible and institutional beneficiaries and others who qualify for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. The annual enrollment period is from November 15 through December 31 each year. Medicare Advantage beneficiaries have an additional election period that runs from January 1 to March 31 of each year to make one equivalent election. Since the implementation of MMA, we have significantly adjusted the timing and intensity of our marketing efforts to align with the limited open enrollment period.
Competition
          Our principal competitors for contracts, members, and providers vary by local service area and are principally national, regional, and local commercial managed care organizations, including PDPs, targeting Medicare recipients including, among others, UnitedHealth Group, Humana, Inc., and Universal American Corporation. In addition, the MMA has caused a number of other managed care organizations, some of which are already in our service areas, to decide to enter the Medicare Advantage market. Moreover, the implementation of Medicare Part D prescription drug benefits in 2006 caused national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to enter our markets and provide services and benefits to the Medicare-eligible population.
          We believe the principal factors influencing a Medicare recipient’s choice among health plan options are:
•	additional premiums, if any, payable by the beneficiary;

•	benefits offered;

•	location and choice of healthcare providers, including specific referral requirements for specialist care;

•	quality of customer service and administrative efficiency;

•	reputation for quality care;

•	financial stability of the plan; and

•	accreditation results.
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
Regulation
Overview
          As a managed care organization, our operations are and will continue to be subject to pervasive federal, state, and local government regulation, which will have a material impact on the operation of our health plans. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory, and administrative powers. These laws and regulations are intended primarily for the benefit of the members and providers of the health plans.
          Our right to obtain payment from Medicare is subject to compliance with numerous and complex regulations and requirements, and are subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage and PDP plans, our Medicare revenues are completely dependent upon the premium rates and coverage determinations in effect from time to time in the Medicare program.
          In addition, in order to operate our Medicare Advantage plans and PDP, we must obtain and maintain certificates of authority or licenses from each state in which we operate. In order to remain certified we generally must demonstrate, among other things that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs and otherwise meet applicable licensing requirements. Each of our health plans is also required to report quarterly on its financial performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic reviews of our quality of care and financial status by the applicable state agencies. Accordingly, in order to remain qualified for the Medicare program, it may be necessary for our Medicare plans to make changes from time to time in their operations, personnel, and services. Although we intend for our Medicare plans to maintain certification and to continue to participate in those reimbursement programs, there can be no assurance that our Medicare plans will continue to qualify for participation.
          PDP sponsors are required to be licensed under state law as risk-bearing entities eligible to offer health insurance or health benefits coverage in each state in which a PDP is offered. In connection with the implementation of MMA, CMS implemented waiver processes to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they did business, even if the state already had in place a licensing process for PDP sponsors, by submitting a “single state waiver” in such states. We applied for and were granted, effective January 1, 2007, single state licensure waivers in 46 states, which waivers will expire December 31, 2009. Although the company believes it will be able to obtain licenses or additional waivers in each jurisdiction in which the PDP currently operates, there can be no assurance that the company will be successful in doing so.
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

          Additionally, the marketing activities of Medicare plans are strictly regulated by CMS. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. MIPPA significantly expanded the restrictions on marketing activities by Medicare plans. Failure to comply with these marketing regulations could result in the imposition of sanctions by CMS, such as prohibitions from marketing a Medicare Advantage plan during the annual enrollment period, restrictions on a Medicare Advantage plan’s enrollment of new members for a specified period, fines, or civil monetary penalties. Federal law precludes states from imposing additional marketing restrictions on Medicare plans.
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
          Federal False Claims Act. We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The False Claims Act defines the term “knowingly” broadly. The federal government has taken the position, and some counts have held, that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, the qui tam provisions of the False Claims Act allow a private person (for example, a “whistleblower” such as a former employee, competitor, or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government. The private person may share in any settlement or judgment that may result from that lawsuit. Although we strive to operate our business in compliance with all applicable rules and regulations, we may be subject to investigations and lawsuits under the False Claims Act that may be initiated either by the government or a whistleblower. It is not possible to predict the impact such actions may have on our business.

          Federal law provides an incentive to states to enact false claims laws that are comparable to the False Claims Act. A number of states, including states in which we operate, have adopted false claims acts, as well as other laws whereby a private party may file a civil lawsuit in state court.
          HIPAA and Other Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to a variety of issues that affect our business, including the privacy and security of medical information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans, to implement administrative, physical, and technical safeguards to protect the security of such information. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA provides that the Department of Health and Human Services, or DHHS, must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date DHHS issues these regulations. In addition, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.
          Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under the ARRA, DHHS is required to conduct periodic compliance audits of covered entities and their business associates. The ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. The ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.
          We remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include health providers and health plans, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule has been postponed until May 1, 2009.
          Pursuant to HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and that health plans must support. In addition, HIPAA requires that each provider use and plans support a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. We believe that use of the ICD-10 code sets will require significant administrative changes.
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
          We conduct our operations in an attempt to comply with the HIPAA privacy and security regulations and other applicable privacy and security requirements. There can be no assurance, however, that, upon review, regulatory authorities will find that we are in compliance with these requirements.

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
State Regulation
          Though generally governed by federal law, each of our HMO and regulated insurance subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO and regulated insurance subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions and business operations. Our HMO and regulated insurance subsidiaries are also generally required to demonstrate among other things, that we have an adequate provider network, that our systems are capable of processing providers’ claims in a timely fashion and of collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving our regulated subsidiaries and of certain transactions between the regulated subsidiaries and its parent or affiliated entities or persons, such as the payment of dividends.
          Our HMO and regulated insurance subsidiaries are required to maintain minimum levels of statutory capital. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs, or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. Currently, only our Texas HMO and accident and health insurance subsidiaries are subject to statutory RBC requirements and our other HMO subsidiaries are subject to other minimum statutory capital requirements mandated by the states in which they are licensed. These requirements assess the capital adequacy of the regulated subsidiary based upon investment asset risks, insurance risks, interest rate risks and other risking associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If a regulated insurance subsidiary’s statutory capital level falls below certain required capital levels, the subsidiary may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation or liquidation proceedings.
          Effective January 1, 2009, MIPPA requires that all Medicare Advantage and PDP agents and brokers be licensed by their respective states. In addition, where applicable, Medicare Advantage and PDP organizations must also comply with state appointment laws. MIPPA further requires that Medicare Advantage and PDP organizations report to the applicable state, as required by state law, the termination of any agent or broker, including the reasons for such termination. Medicare Advantage and PDP organizations must also timely comply with a state’s request for information regarding the performance of a licensed agent, broker, or other third party representing the organization pursuant to a state’s investigation.
Technology
          We have developed and implemented information technology solutions that we believe are critical to providing high quality healthcare for our members and complying with governmental and contractual requirements. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, planning and analysis, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. We continue to enhance our in-house disease and case management software functionality. We also have introduced and continue to expand electronic medical records to enhance the quality of care.

          We augment our own technology services through independent third parties, with whom we have entered into what we believe are customary agreements for the provision of software and related consulting services with respect to our information technology systems. In 2008, we migrated to a new telephony and call center platform, increasing call center functionality and allowing for virtualized enterprise capability and redundancy. We also continued our custom development of internal data warehousing and reporting offerings to incorporate additional business units that will support enterprise data mining and enhance our ability to rapidly respond to changing market, regulatory, and operational requirements.
          We have continued to invest in our core technology infrastructure. In 2008, we completed the first round of disaster recovery and business continuity deployment between our two data centers (in Nashville, Tennessee and Birmingham, Alabama) and in 2009 will broaden our focus on disaster recovery and business continuity development. In 2009, we also are completing installation of a fully redundant Wide Area Network across the enterprise.
          We have also improved data security. In 2008 we implemented full disk encryption for laptop and desktop devices. In addition, we are in the process of deploying full encryption and forced authentication on all PDAs that house company information through Blackberry Enterprise Server rules enforcement.
Employees
          At December 31, 2008, we had 1,728 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good.
Service Marks
          The name “HealthSpring” is a registered service mark with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.

EXECUTIVE OFFICERS OF THE COMPANY
          The following are our executive officers and their biographies and ages as of February 20, 2009:
          Herbert A. Fritch, age 58, has served as the Chairman of the Board of Directors and Chief Executive Officer of the company and its predecessor, NewQuest, LLC, since the commencement of operations in September 2000. He also served as President of the Company and its predecessor from September 2000 to November 2008. Beginning his career in 1973 as an actuary, Mr. Fritch has over 30 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch also served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to founding NAMM, Mr. Fritch served as a regional vice president for Partners National Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
          Michael G. Mirt, age 57, has served as President of the company since November 2008. Prior to joining the company, Mr. Mirt served as executive vice president and chief operating officer of AmeriChoice, a UnitedHealth Group company and public-sector-focused managed care organization, from May 2005 to August 2007. Prior to his service with AmeriChoice, Mr. Mirt worked as a private consultant during 2004 and until May 2005 and as a regional president for Cigna Healthcare from 1999 to 2003. Mr. Mirt a holds a B.S. and a Master of Health Sciences degrees from Wichita State University.
          Gerald V. Coil, age 60, has served as Executive Vice President and Chief Operating Officer of the company since December 2006. Prior to joining the company, he was president of MHN, the behavioral health division of HealthNet, Inc., a publicly held managed care organization, from October 2002 to December 2006. From January 2002 to October 2002, Mr. Coil served in various capacities for Kaiser Permanente, a not-for-profit managed care organization. Prior to January 2002, Mr. Coil worked for NAMM in various capacities, including as head of its West Coast operations. Mr. Coil holds a B.S. in Sociology and Social Work from Arizona State University.
          Kevin M. McNamara, age 52, has served as Executive Vice President and Chief Financial Officer of the company since April 2005. He was also Treasurer of the company from April 2005 to February 2008. Mr. McNamara served from April 2005 to January 2006 as non-executive chairman of ProxyMed, Inc., a provider of automated healthcare business and cost containment solutions for financial, administrative and clinical transactions in the healthcare payments marketplace, and served as interim chief executive officer of ProxyMed, Inc. from December 2004 through June 2005. Mr. McNamara served as chief financial officer of HCCA International, Inc., a healthcare management and recruitment company, from October 2002 to April 2005. Mr. McNamara also serves on the boards of directors of Luminex Corporation, a diagnostic and life sciences tool and consumables manufacturer, and Tyson Foods, Inc., a producer, distributor, and marketer of food products. Mr. McNamara is a certified public accountant (inactive) and holds a B.S. in Accounting from Virginia Commonwealth University and an M.B.A. from the University of Richmond.
          Sharad Mansukani, M.D., age 40, has served as one of the company’s directors since June 2007 and has served as the company’s Executive Vice President — Chief Strategy Officer since November 2008. Dr. Mansukani also serves as a senior advisor of Texas Pacific Group, a private equity investment firm (“TPG”), and serves on the faculties at University of Pennsylvania and Temple University schools of medicine. Dr. Mansukani previously served as senior advisor to the Administrator of the Centers for Medicare and Medicaid Services, or CMS, from 2003 to 2005, and as senior vice president and chief medical officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by certain Philadelphia-area hospitals, from 1999 to 2003. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a

fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani serves as a director of IASIS Healthcare, LLC, an owner and operator of acute care hospitals, Moksha8 Pharmaceuticals, Inc., a pharmaceutical company specializing in emerging markets, and Surgical Care Affiliates, an operator of ambulatory surgery centers, all of which are TPG portfolio companies.
          J. Gentry Barden, age 47, has served as Senior Vice President, General Counsel, and Secretary of the company since July 2005. From September 2003 to July 2005, Mr. Barden was a member of Brentwood Capital Advisors LLC, an investment banking firm based in Nashville, Tennessee. From December 1998 to February 2003, Mr. Barden was a managing director of two different investment banking firms. For over 12 years prior to December 1998, Mr. Barden was a corporate and securities lawyer, including with Bass, Berry & Sims PLC. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.
          David L. Terry, Jr., age 58, has served as Senior Vice President and Chief Actuary of the company since March 2005, and served in various capacities, including Chief Actuary, for the company’s predecessor since July 2003. Prior to joining NewQuest, LLC, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in actuarial science from the University of Nebraska.
          Mark A. Tulloch, age 46, has served as Senior Vice President of Managed Care Operations since January 2007. Previously, he was Senior Vice President of Pharmacy Operations from July through December 2006. Prior to joining the company, he served from March 2003 to July 2006 as senior vice president of operations for United Surgical Partners International, Inc. (“USPI”), an owner and operator of short-stay surgical facilities. Prior to March 2003, Mr. Tulloch spent seven years with OrthoLink Physicians Corporation, a subsidiary of USPI specializing in orthopaedic practice management and ancillary development. Mr. Tulloch served in various capacities for Ortholink, including as president and chief operating officer. Mr. Tulloch holds an M.B.A. from the Massey School at Belmont University, a M.Ed. from Vanderbilt University, and a B.S. from Middle Tennessee State University.
          Dirk O. Wales, M.D., age 51, has served as Senior Vice President and Chief Medical Officer of the company since February 2008. Dr. Wales has also served as Chief Clinical Officer of the company since July 2007 and as Senior Medical Director of the company’s Texas health plan since February 2003. For over four years prior to joining the company, Dr. Wales served as chief medical officer of NAMM. Dr. Wales obtained an M.D. and a Psy.D. from Wright State University and a B.S. from Emory University.
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

Risks Related to Our Industry
Reductions or Less Than Expected Increases in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums paid to our PDP, accounted for substantially all of our revenue for the year ended December 31, 2008. As a consequence, our revenue and profitability are dependent on government funding levels for Medicare programs. The premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and a member’s risk score. MIPPA provides for reduced federal spending on the Medicare Advantage program by $48.7 billion over the 2008-2018 period, and MIPPA requires the Medicare Payment Advisory Commission to report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans. The President and some members of Congress have proposed additional reductions in payments to Medicare Advantage plans. Continuing government efforts to contain healthcare related expenditures, including for prescription drugs, and other federal budgetary constraints that result in changes in the Medicare program could lead to reductions in the amount of reimbursement, to elimination of coverage for certain benefits, or to reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans. The government could also mandate that we provide additional benefits. Any of these changes could reduce our profitability.
     In February 2008, CMS published preliminary results of a study designed to assess the degree of coding pattern differences between members in Medicare fee-for-service and Medicare Advantage and the extent to which any such differences could be appropriately addressed by an adjustment to risk scores. CMS’s study of risk scores for Medicare populations from 2004 through 2006 found that Medicare Advantage member risk scores increased more than the risk scores for the general Medicare fee-for-service population. As a result, CMS proposed a negative adjustment to the risk scores of enrollees, and a corresponding decrease in premiums, of Medicare Advantage plans determined to have significant differences between the plan’s increase in risk scores for “stayers” (CMS parlance for those persons who were enrolled in the same Medicare Advantage plan during the period) and the increase in Medicare fee-for-service risk scores. In April 2008, CMS withdrew the proposed coding intensity adjustment based, in part, on comments from Medicare Advantage plans opposing the adjustment.
     In connection with the withdrawal of its risk coding intensity adjustment proposal, CMS also announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices. CMS began targeted medical record reviews and adjustment payment validations in late 2008, focusing on risk adjustment data from 2006 dates of service, which were the basis for premium payments for the 2007 plan year. Our Tennessee Medicare Advantage plan has been selected by CMS for such a review, which we currently expect to begin in early 2009. CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan. There can be no assurance that our other plans will not be randomly selected or targeted for review by CMS or, in the event that a company plan is selected for a review, that the outcome of such a review will not result in a material adjustment in our revenue and profitability.
     On February 20, 2009, CMS published its “advance notice” of 2010 Medicare Advantage plan capitation rates, which proposed, among other things, a new coding initiative adjustment that would reduce Medicare Advantage members’ risk scores as a result of differences in coding patterns between Medicare Advantage plans and Medicare fee-for-service. Citing its earlier study, as updated with 2007 and 2008 risk score data, CMS reiterated its finding that Medicare Advantage risk scores have increased more than twice as much as fee-for-service risk scores, which CMS attributes to differences in enrollment patterns and coding patterns, primarily relating to Medicare Advantage “stayers”. The method CMS currently proposes in the advance notice is a calculated reduction in risk scores that would apply equally to all Medicare Advantage plan enrollees. As proposed, the reduction in member risk scores would have a substantial negative impact on the premium rates anticipated by our health plans for 2010. The final rates for 2010, including adjustment factors, will be published by CMS in April 2009. There can be no assurance that the rate adjustments, as currently proposed, will not be finally adopted by CMS for 2010. If so adopted, we may have to reduce plan benefits, charge or increase member premiums, reduce profits, or implement a combination thereof for the 2010 plan year, any of which measures could also reduce our membership growth expectations.
CMS’s Risk Adjustment Payment System Make Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
     CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS. Following the initial phase-in, risk adjustment payment methodology now accounts for 100% of Medicare health plan payments. Because Medicare Advantage premiums are now completely risk-based, it is difficult to predict with certainty our future revenue or profitability.
     CMS establishes premium payments to Medicare plans based on the plans’ approved bids at the beginning of the calendar year. Based on the members’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional member risk data. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. Beginning in January 2008, the Company estimated and recorded on a monthly basis both such adjustments. As a result of the variability of factors increasing plan risk scores that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate member risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.
“Budget Neutrality” and the Phasing Out of IME Payments to Medicare Advantage Organizations Will Decrease Our Revenues and May Negatively Impact Our Future Profitability.
     Payments to Medicare Advantage plans are adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In February 2006, the President signed legislation that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk adjusted payments made to Medicare Advantage plans. These legislative changes have the effect of reducing payments to Medicare Advantage plans in general. Consequently, our plans’ inflation-related increase in rates will be reduced over the phase-out period unless our risk scores increase in a manner sufficient to offset the elimination of this adjustment. Although our plans’ risk scores have increased historically, there is no assurance that the increases will continue or, if they do, that they will be large enough to offset the elimination of this adjustment.
     Medicare currently compensates teaching hospitals for the graduate medical education costs incurred when treating Medicare beneficiaries by providing such hospitals with indirect medical education (“IME”) payments. Under the Medicare fee-for-service program, IME is paid directly to a teaching hospital; however, under Part C, CMS also provides IME payments to Medicare Advantage organizations as part of the overall Medicare Advantage plan payment rate. MIPPA requires CMS to phase out IME payments to Medicare Advantage organizations beginning in 2010. The phase out of IME payments to Medicare Advantage organizations will result in a decrease in our revenues derived from IME payments and may negatively impact our future profitability.
Our Records and Submissions to CMS May Contain Inaccurate or Unsupportable Information Regarding the Risk Adjustment Scores of Our Members, Which Could Cause Us to Overstate or Understate Our Revenue.
     We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to CMS by us based on medical charts and diagnosis codes prepared and submitted to us by providers of medical care. In addition, we sometimes experience errors in our information and data reporting systems relating to claims, encounters, and diagnoses. Inaccurate or unsupportable coding by medical providers, inaccurate records for new members in our plans, and erroneous claims and encounter recording and submissions could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods. Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We, or CMS through a medical records review and risk adjustment validation, may also find that our data regarding our members’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our results of operations.
Statutory Authority for SNPs Could Expire and Federal Limitations on SNP Expansion and Other Recent Limitations on SNP Activities Could Adversely Impact our Growth Plans.
     Under current law, CMS’s authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew our SNP contracts after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate share SNPs and prohibits existing SNPs from enrolling individuals outside of their existing geographic areas through December 31, 2009. Failure to renew our SNP contracts could adversely impact our operating results. In addition, effective for plan year 2010, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.
Legislative Changes to the Medicare Program Have Materially Impacted Our Operations and Increased Competition for Members.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA increased competition and created challenges for us with respect to educating our existing and potential members about the changes. The Medicare Improvements for Patients and Providers Act, enacted in July 2008, provided, among other things, additional restrictions on Medicare Advantage sales and marketing activities. MMA and MIPPA may create other substantial and potentially adverse risks including the following:
Increased competition has and may continue to adversely affect our enrollment and results of operations.
•	The MMA generally increased reimbursement rates for Medicare Advantage plans, which we believe resulted in an increase in the number of plans that participate in the Medicare program and created additional competition. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, established PDPs that compete with some of our Medicare programs.

•	Managed care companies began offering various new products beginning in 2006 pursuant to the MMA, including private fee-for-service, or PFFS, plans and regional preferred provider organizations, or PPOs. Medicare PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than Medicare Advantage HMOs such as ours allow, which typically require members to coordinate care through a primary care physician. The MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. Although recent legislation limits the continuing viability of PFFS plans, particularly beginning in 2011, there can be no assurance that PFFS plans and regional Medicare PPOs in our service areas will not continue to adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.

The limited annual enrollment process and additional marketing restrictions have limited our ability to market our products.
     Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of the MMA have restricted our growth as they have limited our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment periods. MIPPA restricts where and how our marketing activities may be conducted. For example, effective November 10, 2008, the list of prohibited marketing activities includes providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling.
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
     We may be unable to sustain our PDP operation’s profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could adversely affect our PDP operations include:
•	Congress may make changes to the Medicare program, including changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenue or medical expense or plans for growth.

•	We are making actuarial assumptions about the utilization of prescription drug benefits in our MA-PD plans and our PDPs and about member turnover and the timing of member enrollment into our PDP during the year. We cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•	Substantially all of our PDP membership is the result of CMS’s auto-assignment of dual-eligible beneficiaries in regions where our Part D premium bids are below CMS benchmarks. In general, our premium bids are based on assumptions regarding total PDP enrollment and the timing during the year thereof, utilization, drug costs, and other factors. For 2009, our bid was below the benchmark in 24 of the 34 CMS regions. Our continued participation in the Part D program is conditional on our meeting certain contractual performance standards and otherwise complying with CMS regulations governing our operating compliance. If our future Part D premium bid is not below CMS’s thresholds, or if CMS determines we have not met contractual or regulatory performance standards, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us.

•	Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP. Medicare beneficiaries who are not dually eligible will be able to change PDPs during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDPs, and we may not be able to attract new PDP members.

Financial accounting for the Medicare Part D benefits is complex and requires difficult estimates and assumptions.
     The MMA provides for “risk corridors” that are designed to limit to some extent the gains or losses MA-PDs or PDPs would incur if their costs turned out to be lower or higher than those in the plans’ bids submitted to CMS. For 2006 and 2007, drug plans bore all gains and losses up to 2.5% of their expected costs, but retained 25% of the gain or were reimbursed for 25% of the loss between 2.5% and 5%, and 20% of gains and losses in excess of 5%. Beginning in 2008, health plans assumed a greater amount of risk pursuant to the risk corridors, bearing all gains and losses of up to 5% of their expected costs and retaining 50% of the gains or be reimbursed 50% of the loss between 5% and 10% and retaining 20% of the gain or being reimbursed for 20% of the loss in excess of 10%.
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
     Our health plans are operated through subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we have an HMO subsidiary that has adopted risk-based capital requirements. An accident and health insurance subsidiary, to which we are in the process of transferring substantially all of our PDP operations, is subject to risk-based capital requirements in certain jurisdictions in which it does business. Regardless whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our regulated insurance and HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to maintain additional statutory capital. For example, in connection with its order approving our acquisition of LMC Health Plans, the Florida Office of Insurance Regulation has required LMC Health Plans to maintain until September 2010 at least 115% of the statutory surplus otherwise required by Florida law. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.
If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Additional Indebtedness to Fund These Strategies.
     Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state with some states, such as Alabama and Texas, generally allowing, subject to advance notice requirements, dividends to be declared, provided the regulated insurance or HMO subsidiary meets or exceeds the applicable deposit, net worth, and risk-based capital requirements. The discretion of the state regulators, if any, in approving a dividend is not always clearly defined. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash or debt service requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy or service our indebtedness. Alternatively, we could be required to incur additional indebtedness to fund these strategies.
Corporate Practice of Medicine and Fee-Splitting Laws May Govern Our Business Operations, and Violation of Such Laws Could Result in Penalties and Adversely Affect Our Arrangements With Contractors and Our Profitability.
     In several states, we must comply with corporate practice of medicine laws that prohibit a business corporation from practicing medicine, employing physicians to practice medicine, or exercising control over medical treatment decisions by physicians. In these states, typically only medical professionals or a professional corporation in which the shares are held by licensed physicians or other medical professionals may provide medical care to patients. In general, health maintenance organizations are exempt from laws prohibiting the corporate practice of medicine in many states due to the integrated nature of the delivery system. Many states also have some form of fee-splitting law, prohibiting certain business arrangements that involve the splitting or sharing of medical professional fees earned by a physician or another medical professional for the delivery of healthcare services.
     In general, we arrange for the provision of covered medical services in accordance with our benefit plans through a contracted health care delivery network. We also perform non-medical administrative and business services for physicians and physician groups. We do not represent that we provide medical services, and we do not exercise control over the practice of medical care by providers with whom we contract. We do, however, monitor medical services for clinical appropriateness to ensure they are provided in a high quality cost effective manner and reimbursed within the appropriate scope of licensure. In addition, we have developed close relationships with our network providers that include our review and monitoring of the coding of medical services provided by those providers. We also have compensation arrangements with providers that may be based on a percentage of certain provider fees and in certain cases our network providers have agreed to exclusivity arrangements. In each case, we believe we have structured these and other arrangements on a basis that complies with applicable state law, including the corporate practice of medicine and fee-splitting laws.
     Despite structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or if new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability, and we could be subject to civil or, in some cases, criminal, penalties.
We Are Required to Comply With Laws Governing the Transmission, Security and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.
     Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. Recently, the ARRA broadened the scope of the HIPAA privacy and security regulations. In addition, the ARRA increased the penalties for violations of HIPAA. ARRA also provides that the DHHS must issue regulations requiring certain security breaches to be reported to individuals affected by the breach and, in some cases, to DHHS or to the public via a website. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the DHHS regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.
     We conduct our operations in an attempt to comply with all applicable privacy and security requirements. Given the recent changes to HIPAA, the complexity of the HIPAA regulations, the requirement that DHHS promulgate additional HIPAA regulations, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. To the extent that we are unable to support unique identifiers and electronic healthcare claims and payment transactions that comply with the electronic data transmission standards established under HIPAA, we may be subject to penalties and operations may be adversely impacted. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.
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

Because Our Premiums, Which Generate Most of Our Revenue, Are Established Primarily by Bid and Cannot Be Modified During the CMS Plan Year, Our Profitability Will Likely Be Reduced or We Could Cease to Be Profitable if We Are Unable to Manage Our Medical Expenses Effectively.
     Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by CMS for our Medicare Advantage plans and PDP, which are renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under CMS’s annual contracts during the then-current terms. Relatively small changes in our medical loss ratio, or MLR, can create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
     Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:
•	an increase in the cost of healthcare services and supplies, including prescription drugs, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services, particularly in-patient hospital services, or unexpected utilization patterns and member turnover in our PDP operations;

•	periodic renegotiation of hospital, physician, and other provider contracts;

•	changes in the demographics of our members and medical trends affecting them;

•	new mandated benefits or other changes in healthcare laws, regulations, and practices;

•	new treatments and technologies;

•	consolidation of physician, hospital, and other provider groups;

•	contractual disputes with providers, hospitals, or other service providers; and

•	the occurrence of catastrophes, major epidemics, or acts of terrorism.
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

A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.
     Our operations and profitability are dependent, in large part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our members, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers may have significant market positions. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. In addition, a prolonged economic downturn or recession could negatively impact the financial condition of our providers, which could adversely affect our medical costs. Any disruption in our provider network could result in a loss of membership or higher healthcare costs.
     Our Texas operations comprised 27.1% of our Medicare Advantage members and 24.3% of our total revenue for the year ended December 31, 2008. A significant proportion of our providers in our Texas market are affiliated with RPO, a large group of independent physician associations. As of December 31, 2008, physicians associated with RPO served as the primary care physicians for approximately 69% of our members in our Texas market. Our agreements with RPO generally have a term expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform under the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care of our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This would result in loss of membership assuming that not all members would accept the reassignment to a new primary care physician. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
     As of December 31, 2008, our LMC Health Plans subsidiary comprised 17.0% of our Medicare Advantage membership and 17.3% of our total revenue for the quarter then ended. A substantial portion of the medical services provided to our LMC Health Plans’ members is provided by LMC pursuant to a long-term medical services agreement. Any material breach or other material non-performance by LMC of its obligations to us under the medical services agreement could result in a significant disruption in the medical services provided to our Florida plan members, for which we would have no immediately acceptable alternative service provider, and which would adversely affect our results of operations. In addition, the medical services agreement could be terminated by LMC for cause or in connection with certain changes in control of the Florida plan.
Competition in Our Industry, Particularly New Sources of Competition Since the Implementation of Medicare Part D, May Limit Our Ability to Attract or Retain Members, Which Could Adversely Affect Our Results of Operations.
     We operate in a highly competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products (including PDPs and PFFS plans), new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Corporation. In addition, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose PFFS plans and stand-alone PDPs have been attracting our Medicare Advantage and PDP members. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to attract and retain members in our health plans as a result of such competition could adversely affect our results of operations.
Our Inability to Maintain Our Medicare Advantage and PDP Members or Increase Our Membership Could Adversely Affect Our Results of Operations.
     A reduction in the number of members in our Medicare Advantage and PDP plans, or the failure to increase our membership, could adversely affect our results of operations. In addition to competition, factors that could contribute to the loss of, or failure to attract or retain, members include:
•	negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

•	negative publicity and news coverage relating to us or the managed healthcare industry generally;

•	litigation or threats of litigation against us;

•	automatic disenrollment, whether intentional or inadvertent, as a result of members choosing a stand-alone PDP and;

•	our inability to market to and re-enroll members who enroll with our competitors because of annual enrollment and lock-in provisions.
Delegated and Outsourced Service Providers May Make Mistakes and Subject Us to Financial Loss or Legal Liability.
     We delegate or outsource certain of the functions associated with the provision of managed care and management services, including claims processing related to the provision of Medicare Part D prescription drug benefits. The service providers to whom we delegate or outsource these functions could inadvertently or incorrectly adjust, revise, omit, or transmit the data with which we provide them in a manner that could create inaccuracies in our risk adjustment data, cause us to overstate or understate our revenue, cause us to authorize incorrect payment levels to members of our provider networks, or violate certain laws and regulations, such as HIPAA.
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
Additionally, with respect to the acquisition of LMC Health Plans in late 2007, our integration and execution risks in addition to those outlined above include:
•	our prior inexperience in the highly penetrated and competitive South Florida Medicare Advantage market;

•	the ability of LMC to successfully operate and expand its medical clinics, and our ability to successfully operate and otherwise manage our anticipated growth under the terms of our long-term, exclusive, clinic-model medical services agreement with LMC; and

•	our inexperience in the operation of a clinic-model-dependent HMO generally.
For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership and incur additional debt that would restrict our cash flow, as we have in the acquisition of LMC Health Plans. We may also assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
Our Substantial Debt Obligations Pursuant to Our Credit Agreement Could Restrict Our Operations.
     In connection with the acquisition of LMC Health Plans on October 1, 2007, we entered into a credit agreement (the “Credit Agreement”) providing for a $300 million term facility and a $100 million revolving credit facility (the “Revolver”). Borrowings of $300.0 million under the term facility, together with our available cash on hand, were used to fund the acquisition and expenses related thereto. As of December 31, 2008, $268.0 million of debt was outstanding under the term loan facility of the Credit Agreement. The $100.0 million revolving credit facility under the Credit Agreement is currently undrawn. Loans under the Credit Agreement are secured by a first priority lien on substantially all assets of the company and its non-HMO subsidiaries, including a pledge by the company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
     The Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each HMO subsidiary calculated by reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the Credit Agreement.
     This indebtedness could have adverse consequences on us, including:
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
     The Credit Agreement contains customary events of default and, if we fail to comply with specified financial and operating ratios, we could be in breach of the Credit Agreement. Any breach or default could allow our lenders to accelerate our indebtedness and terminate all commitments to extend additional credit.

     Our ability to maintain specified financial and operating ratios and operate within the contractual limitations can be affected by a number of factors, many of which are beyond our control, and we cannot assure you that we will be able to satisfy them.
Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.
     The credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. As of December 31, 2008, we had no borrowings under our $100.0 million Revolver, although as a result of financial covenant calculations, available borrowing under the Revolver at December 31, 2008 would have been limited to approximately $95.0 million. Although we do not currently anticipate needing financing in excess of amounts available to us under the Revolver, in the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to such additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, and our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
The value of our investments is influenced by economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.
     Our investment portfolio is comprised of investments, consisting primarily of highly-liquid government and corporate debt securities, that are classified as held-to-maturity and available-for-sale. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. For both available-for-sale investments and held-to- maturity investments, if a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is recorded as an expense.
     In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires judgment. We conduct this review on a quarterly basis using both quantitative and qualitative factors to determine whether a decline in value is other-than-temporary. Such factors considered include, the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, changes in credit issuer ratings by ratings agencies, recommendations of investment advisors, and forecasts of economic, market, or industry trends. We also regularly evaluate our ability and intent to hold individual securities until they mature or full cost can be recovered.
     The current economic environment and recent volatility of the securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment to these assets. During 2008, we did not record any charges for other-than-temporary impairment of securities. The economic and market environment could further deteriorate or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines recorded as an expense. Given the current market conditions and the significant judgments involved, there is risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods that could have an adverse effect on our results of operations, liquidity, or financial condition.

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
     Our operations are highly dependent on the efforts of Herbert A. Fritch, our Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategy and forging our business relationships. Although certain of our executives, including Mr. Fritch, have entered into employment agreements with us, these agreements may not provide sufficient incentives for those executives to continue their employment with us. Although we believe we could replace any executive we lose, the loss of the leadership, knowledge, and experience of Mr. Fritch and our other executive officers could adversely affect our business. Moreover, replacing one or more of our executives may be difficult or may require an extended period of time. We do not currently maintain key man insurance on any of our executive officers.
Noncompliance with the Laws and Regulations Applicable to Us Could Expose Us to Liability, Reduce Our Revenue and Profitability, or Otherwise Adversely Affect Our Operations and Operating Results.
     The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations. In addition, private citizens, acting as “whistleblowers,” are entitled to initiate enforcement actions under the federal False Claims Act. An adverse review, audit, or investigation could result in any of the following:
•	loss of our right to participate in the Medicare program;

•	loss of one or more of our licenses to act as an HMO or accident and health insurance company or to otherwise provide a service;

•	forfeiture or recoupment of amounts we have been paid pursuant to our contracts;

•	imposition of significant civil or criminal penalties, fines, or other sanctions on us and our key employees;

•	damage to our reputation in existing and potential markets;

•	increased restrictions on marketing our products and services; and

•	inability to obtain approval for future products and services, geographic expansions, or acquisitions.
     From time to time, our health plans are subject to corrective action plans implemented by CMS to resolve identified compliance deficiencies. We take CMS compliance matters very seriously and work diligently to implement corrective action plans and resolve deficiencies effectively and timely. We cannot assure you that our CMS-imposed corrective action plans currently existing or in the future will be resolved satisfactorily or that any such corrective action plan will not have a materially adverse impact on the conduct of our business or the results of our operations.
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
Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.
     From time to time, we are party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Of the states in which we currently operate, only Texas has enacted legislation relating to health plan liability for negligent treatment decisions and benefits coverage determinations. In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some of these providers may not have sufficient malpractice insurance. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability.
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
     Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, diagnosis capture and risk score submissions, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems or related disaster recovery programs, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.
     Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, requirements to notify individuals, regulators and the public affected by the breach, litigation, possible liability, and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members, and potential criminal and civil sanctions if they are not prevented.
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
     Provisions of our amended and restated certificate of incorporation and our second amended and restated bylaws may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:
•	special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, or by the board of directors pursuant to a resolution adopted by a majority of the directors;

•	any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements;

•	actions taken by the written consent of our stockholders require the consent of the holders of at least 66 2/3% of our outstanding shares;

•	our board of directors is classified into three classes, with each class serving a staggered three-year term;

•	the authorized number of directors may be changed only by resolution of the board of directors;

•	our second amended and restated bylaws and certain sections of our amended and restated certificate of incorporation relating to anti-takeover provisions may generally only be amended with the consent of the holders of at least 66 2 / 3 % of our outstanding shares;

•	directors may be removed other than at an annual meeting only for cause;

•	any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors; and

•	our board of directors has the ability to issue preferred stock without stockholder approval.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
          We lease office space in a number of locations for our business operations. The following are the largest leased offices by square footage.

Location	Primary Use	Square footage	Expiration Date
Nashville, Tennessee	Tennessee Plan Headquarters	78,155	December 2010
Birmingham, Alabama	Alabama Plan Headquarters	71,923	April 2016
Nashville, Tennessee	Enterprise-wide Operations Center	54,000	May 2014
Houston, Texas	Texas Plan Headquarters	52,645	October 2010
Franklin, Tennessee	Corporate Headquarters	23,654	December 2014
Miami, Florida	Florida Plan Headquarters	15,925	February 2013
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

	2008
	High	Low
First Quarter	$22.93	$13.39
Second Quarter	19.44	13.73
Third Quarter	22.63	15.35
Fourth Quarter	22.50	12.18

	2007
	High	Low
First Quarter	$24.49	$19.03
Second Quarter	25.33	17.92
Third Quarter	20.50	15.28
Fourth Quarter	21.38	17.08
          The last reported sale price of our common stock on the NYSE on February 24, 2009 was $10.48 and we had approximately 190 holders of record of our common stock on such date.
Dividends
          We have not declared or paid any cash dividends on our common stock since our organization in March 2005. We currently intend to retain any future earnings to fund the operation, development, and expansion of our business, and therefore we do not anticipate paying cash dividends in the foreseeable future. Our Credit Agreement restricts our ability to declare cash dividends on our common stock. Our ability to pay dividends is also dependent on the availability of cash dividends from our regulated HMO subsidiaries, which dividends are subject to limitations under the laws of the states in which we operate and the requirements of CMS relating to the operations of our Medicare health plans. Any future determination to declare and pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and the other limitations described above.
Issuer Purchases of Equity Securities
          In June 2007, the company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the company’s common stock over the succeeding 12 months. In May 2008, the company’s Board of Directors extended the expiration date of the program to June 30, 2009. The Credit Agreement allows the company to repurchase up to $50.0 million in common stock, subject to certain limitations relating to liquidity and sources of funds. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors, including the company’s insider trading policy and applicable securities laws. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the company’s discretion. As of December 31, 2008, the company had spent approximately $47.3 million to purchase 2,841,182 shares of common stock under the program.

          During the quarter ended December 31, 2008, the Company repurchased the following number of shares of its common stock:

			Total Number of
			Shares Purchased	Approximate Dollar Value
	Total Number	Average	as Part of Publicly	of Shares that May Yet Be
	Of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
10/1/08-10/31/08	—	—	—	—
11/1/08-11/31/08	814,382	$15.67	814,382	—
12/1/08-12/31/08	431,000 *	$14.31 *	420,500	—

Total	1,245,382	$15.20	1,234,882	$2,700,000

*	In December 2008, 10,500 shares were repurchased pursuant to the terms of a restricted stock purchase agreement between former employees and the company. The shares were repurchased at the company’s option at a price of $.20 per share, the former employees’ cost for such shares.
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

          The Peer Group Index consists of the following companies, which is a group of companies in the healthcare services industry of comparable market capitalization that we have used to assist in evaluating the competitiveness of our executive compensation plans and policies: Amerigroup Corporation, AmSurg Corp., Centene Corporation, Emergency Medical Services Corporation, Healthways, Inc., Lifepoint Hospitals, Inc., Magellan Health Services, Inc., MEDNAX, Inc. (formerly known as Pediatrix Medical Group, Inc.), Psychiatric Solutions, Inc., Universal American Financial Corp., and WellCare Health Plans, Inc. In the Form 10-K we filed for the fiscal year ending December 31, 2007, Apria Health Group, Inc. and Sierra Health Services, Inc. were members of our peer group, but were subsequently acquired in 2008 and are no longer publicly traded. As a result, we have deleted them from our peer group.

	2/06	2/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
HealthSpring, Inc	100.00	107.37	84.67	85.30	87.58	92.58	107.14	86.72	88.72	86.67	64.06	76.80	96.27	90.86
S&P 500	100.00	100.27	101.52	100.06	105.73	112.81	113.53	120.66	123.11	119.01	107.77	104.83	96.05	74.98
Peer Group	100.00	100.28	106.63	107.03	108.57	121.00	128.80	128.75	137.89	125.26	100.58	91.86	97.19	74.40

Item 6. Selected Financial Data
          The following tables present selected historical financial data and other information for the company and its predecessor, NewQuest, LLC. We derived the selected historical statement of income, cash flow, and balance sheet data as of and for the years ended December 31, 2004 and for the period from January 1, 2005 to February 28, 2005 from the audited consolidated financial statements of NewQuest, LLC and as of and for the period from March 1, 2005 to December 31, 2005 and the years ended December 31, 2006, 2007, and 2008 from the audited consolidated financial statements of the company. The audited consolidated financial statements and the related notes to the audited consolidated financial statements of the company as of December 31, 2007 and 2008, and the years ended December 31, 2006, 2007, and 2008 together with the related report of our independent registered public accounting firm are included elsewhere in this report. We derived the selected balance sheet data as of February 28, 2005 from the unaudited consolidated financial statements of NewQuest, LLC.
          The selected consolidated financial data and other information set forth below should be read in conjunction with the consolidated financial statements included in this report and the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	HealthSpring, Inc.				HealthSpring
	Year Ended December 31,				Inc.	Predecessor
					Period from	Period from
				Combined Twelve	March 1, 2005	January 1, 2005
				Months Ended	to	to	Year Ended December 31,
	2008	2007 (1)	2006	December 31, 2005 (2)	December 31, 2005 (3)	February 28, 2005 (3)	2004 (4)
			(dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare premiums	$2,135,548	$1,479,576	$1,149,844	$705,677	$610,913	$94,764	$433,729
Commercial premiums	5,144	46,648	120,504	126,872	106,168	20,704	146,318

Total premiums	2,140,692	1,526,224	1,270,348	832,549	717,081	115,468	580,047
Management and other fees	32,602	24,958	26,997	20,698	17,237	3,461	18,153
Investment income	15,026	23,943	11,920	3,798	3,337	461	1,449

Total revenue	2,188,320	1,575,125	1,309,265	857,045	737,655	119,390	599,649

Operating expenses:
Medical expense:

Medicare expense	1,702,745	1,187,331	900,358	553,084	478,553	74,531	338,632
Commercial expense	5,146	38,662	108,168	107,095	90,783	16,312	124,743

Total medical expense	1,707,891	1,225,993	1,008,526	660,179	569,336	90,843	463,375
Selling, general and administrative	246,294	186,154	156,940	111,854	97,187	14,667	68,868
Transaction expense	—	—	—	10,941	4,000	6,941	—
Phantom stock compensation	—	—	—	—	—	—	24,200
Depreciation and amortization	28,547	16,220	10,154	7,305	6,990	315	3,210
Impairment of intangible assets	—	4,537	—	—	—	—	—
Interest expense	19,124	7,466	8,695	14,511	14,469	42	214

Total operating expenses	2,001,856	1,440,370	1,184,315	804,790	691,982	112,808	559,867

Income before minority interest and income taxes	186,464	134,755	124,950	52,255	45,673	6,582	39,782
Minority interest	—	—	(303)	(3,227)	(1,979)	(1,248)	(6,272)

Income before income taxes	186,464	134,755	124,647	49,028	43,694	5,334	33,510
Income tax expense	(67,512)	(48,295)	(43,811)	(19,772)	(17,144)	(2,628)	(9,193)

Net income	118,952	86,460	80,836	29,256	26,550	2,706	24,317
Preferred dividends	—	—	(2,021)	(15,607)	(15,607)	—	—

Net income available to common stockholders and members	$118,952	$86,460	$78,815	$13,649	$10,943	$2,706	$24,317

Net income per unit:
Basic	—	—	—	—	—	$0.55	$5.31

Diluted	—	—	—	—	—	$0.55	$5.31

Weighted average units outstanding:
Basic	—	—	—	—	—	4,884,176	4,578,176

Diluted	—	—	—	—	—	4,884,176	4,578,176

Net income per share available to common stockholders:
Basic	$2.13	$1.51	$1.44	$—	$0.34	$—	$—

Diluted	$2.12	$1.51	$1.44	—	$0.34	—	—

Weighted average common shares outstanding:
Basic	55,904,246	57,249,252	54,617,744	—	32,173,707	—	—

Diluted	56,005,102	57,348,196	54,720,373	—	32,215,288	—	—

Cash Flow Data:
Capital expenditures	$11,657	$15,886	$7,177	$2,802	$2,653	$149	$2,512
Cash provided by (used in):
Operating activities	161,985	72,752	167,621	72,103	57,139	14,964	24,665
Investing activities	(7,035)	(389,195)	(336)	(276,346)	(270,877)	(5,469)	(34,615)
Financing activities	(196,800)	302,090	61,073	322,935	323,823	(888)	(23,311)

	HealthSpring, Inc.				HealthSpring	Predecessor
	Year Ended December 31				Inc.	Year Ended December 31
					Period from	Period from
				Combined Twelve	March 1, 2005	January 1, 2005
				Months Ended	to	to
	2008	2007 (1)	2006	December 31, 2005 (2)	December 31, 2005 (3)	February 28, 2005 (3)	2004 (4)
			(dollars in thousands)
Cash and cash equivalents	$282,240	$324,090	$338,443	$110,085	$110,085	$76,441	$67,834
Total assets	1,344,777	1,351,073	842,645	591,838	591,838	157,350	142,674
Total long-term debt, including current maturities	268,013	296,250	—	188,526	188,526	5,358	5,475
Stockholders’/members’ equity	750,878	671,355	575,282	260,544	260,544	58,131	55,435
Operating Statistics:
Medical loss ratio — Medicare Advantage (5)	78.3%	79.7%	78.8%	78.4%	78.3%	78.7%	78.1%
Medical loss ratio — PDP (5)	89.6%	86.3%	73.4%	—	—	—	—
Selling, general and administrative expense ratio(6)	11.3%	11.8%	12.0%	13.1%	13.2%	12.3%	11.5%
Members — Medicare Advantage (7)	162,082	153,197	115,132	101,281	101,281	69,236	63,792
Members — Commercial (7)	895	11,801	31,970	41,769	41,769	40,523	48,380
Members — PDP(7)	282,429	139,212	88,753	—	—	—	—

(1)	The financial and statistical information for the year ended December 31, 2007 includes the results of the Leon Medical Centers Health Plans, Inc. from October 1, 2007, the date acquired by the company and the effect of the company’s recording final retroactive rate settlement premiums and related risk sharing medical expenses for both the 2006 and 2007 plan years.

(2)	The combined financial information for the twelve months ended December 31, 2005 includes the results of operations of NewQuest, LLC, for the period from January 1, 2005 through February 28, 2005 and the results of operations of the company for the period from March 1, 2005 through December 31, 2005. The combined financial information is for illustrative purposes only, reflects the combination of the two-month period and the ten month period to provide a comparison with the twelve month periods, and is not presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

(3)	On November 10, 2004, NewQuest, LLC and its members entered into a purchase and exchange agreement with the company as part of a recapitalization. Pursuant to this agreement and a related stock purchase agreement, on March 1, 2005, the GTCR Funds and certain other persons contributed $139.7 million of cash to the company and the members of NewQuest, LLC contributed a portion of their membership units in exchange for preferred and common stock of the company. Additionally, we entered into a $165.0 million term loan, with an additional $15.0 million available pursuant to a revolving loan facility, and issued $35.0 million of subordinated notes. We used the cash contribution and borrowings to acquire the members’ remaining membership units in NewQuest, LLC for approximately $295.4 million in cash. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs. Additionally, the company incurred $6.3 million of deferred financing costs. In addition, NewQuest, LLC incurred $6.9 million of transaction costs which were expensed during the two-month period ended February 28, 2005 and the company incurred $4.0 million of transaction costs that were expensed during the ten-month period ended December 31, 2005. The transactions resulted in the company recording $315.0 million in goodwill and $91.2 million in identifiable intangible assets.

(4)	On January 1, 2004, the minority members of TennQuest Health Solutions, LLC, or TennQuest, an 84.375% owned subsidiary of NewQuest, LLC, converted their ownership of TennQuest into 500,000 membership units in NewQuest, LLC, and on February 2, 2004 TennQuest was merged into NewQuest, LLC. Effective December 31, 2004, holders of phantom membership units in NewQuest, LLC converted their phantom units into 306,000 membership units of NewQuest, LLC. In connection with the conversion, the company recognized phantom stock compensation expense of $24.2 million.

(5)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(6)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(7)	As of the end of each period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes as well as certain material trends or uncertainties we have observed. It includes the following sections:
•	Overview;

•	Results of Operations;

•	Reportable Segments;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Commitments and Contingencies;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
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
          We operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offer Medicare Part D prescription drug plans to persons in all 50 states. We refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or MA-PD, as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans.
          In 2008 we began disclosing our results by reportable segment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We report our business as managed in four segments: Medicare Advantage, PDP, Commercial, and Other. The following discussion of our results from operations includes a discussion of revenue and certain expenses by reportable segment. See “—Reportable Segments” below for additional information related thereto.
2008 Highlights
•	Net income increased $32.5 million, or 37.6%, in 2008 to $119.0 million compared to 2007.

•	Our diluted earnings per share, or EPS, was $2.12 for 2008 compared with $1.51 for 2007.

•	Medicare Advantage membership in 2008 increased 5.8% over the prior year. PDP membership in 2008 increased 102.9% over the prior year.

•	Medicare (including Medicare Advantage and PDP) premium revenue for 2008 was approximately $2.1 billion; an increase of 44.3% over 2007 results.

•	Medicare Advantage (including MA-PD) premiums were $1.9 billion for 2008, reflecting an increase of 37.1% over the prior year. Stand-alone PDP premiums increased $149.5 million, or 128.9%, to $265.5 million in 2008.

•	Total cash flow from operations was $162.0 million, or 1.4x net income for 2008, compared with $72.8 million, or 0.8x net income for 2007.

•	Total cash and cash equivalents at December 31, 2008 was $282.2 million, including cash of $31.4 million held at unregulated subsidiaries.
Acquisition of Leon Medical Centers Health Plans
          On October 1, 2007, we completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). The results of LMC Health Plans are included in our results from the date of acquisition. LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 27,600 members at December 31, 2008 (up from approximately 25,800 members at the date of acquisition). Pursuant to the Stock Purchase Agreement, we acquired LMC Health Plans for $355.0 million in cash and contingent consideration of 2,666,667 shares of HealthSpring common stock, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the purchase agreement. As part of the transaction, we entered into an exclusive long-term provider contract (the “Leon Medical Services Agreement”) with LMC. LMC operates five Medicare-only medical clinics located in Miami-Dade County and has a ten-year history of providing medical care and customer service to the Hispanic Medicare-eligible community of South Florida. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at our option.
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
          LMC Health Plans has agreed that, during the term of the Leon Medical Services Agreement, LMC will be LMC Health Plans’ exclusive clinic-model provider, as defined in the agreement, in the four South Florida counties of Miami-Dade, Palm Beach, Broward, and Monroe. LMC has agreed that LMC Health Plans will be, during the term of the agreement, the exclusive health maintenance organization to whom LMC provides medical services as contemplated by the agreement in the four-county area.
Revenue
          General. Our revenue consists primarily of (i) premium revenue we generate from our Medicare line of business; (ii) fee revenue we receive for management and administrative services provided to independent physician associations, health plans, and self-insured employers, and for access to our provider networks; and (iii) investment income.
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

          Premiums for our Medicare and commercial products are generally fixed by contract in advance of the period during which health care is covered. Each of our Medicare plans submits rate proposals to CMS, generally by county or service area, in June for each Medicare product that will be offered beginning January 1 of the subsequent year. Retroactive rate adjustments are made periodically with respect to each of our Medicare plans based on the aggregate health status and risk scores of our plan populations. For a further explanation of the company’s accounting for retroactive risk payments, see “—Results of Operations —Risk Adjustment Payments” below.
          As with our traditional Medicare Advantage plans, we provide written bids to CMS for our Part D plans, which include the estimated costs of providing prescription drug benefits over the plan year. Premium payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for our MA-PD plans and PDP is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or our refunding to CMS a portion of the premium payments we previously received. We estimate and recognize adjustments to premium revenue related to estimated risk corridor payments as of each quarter end based upon our actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period. We account for estimated risk corridor settlements with CMS on our balance sheet and as an operating activity in our statement of cash flows. Actual risk corridor payments upon final settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
          Because of the Part D product benefit design, the company incurs prescription drug costs unevenly throughout the year, resulting in fluctuations in quarterly MA-PD and PDP earnings. As a result of product features such as co-payments and deductibles, the coverage gap, risk corridors, and reinsurance, we generally expect to incur a disproportionate amount of prescription drug costs in the first half of the year. As a result, our Part D-related earnings are generally expected to increase in the second half of the year as compared to the first half of the year.
          Certain Part D-related payments we receive from CMS, primarily relating to low income and reinsurance subsidies for qualifying members of our plans, represent payments for claims that we administer on behalf of CMS and for which we assume no risk. We account for these payments received (or owed to us) as funds held for (or due for) the benefit of members on our balance sheet and as a financing activity in our statement of cash flows. We do not recognize premium revenue or claims expense for these payments as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.
          We recognize prescription drug costs as incurred, net of rebates from drug manufacturers, if any.
          Fee Revenue. Fee revenue primarily includes amounts paid to us for management services provided to independent physician associations and health plans. Our management subsidiaries typically generate fee revenue on one of three bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees we receive for offering access to our provider networks and for administrative services we offer to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with independent physician associations, or IPAs, we receive fees based on a share of the profits of the independent physician associations. To the extent these fees relate to members of our HMO subsidiaries, the fees are recognized as a credit to medical expense. Management fees calculated based on profits are recognized, as fee revenue or as a credit to medical expenses, if applicable, when we can readily determine that such fees have been earned, which determination is typically made on a monthly basis.
          Investment Income. Investment income consists of interest income and gross realized gains and losses from sales of “available-for-sale” investments and discount amortization and interest on “held-to-maturity securities.”
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
          One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Relatively small changes in the ratio of our medical expenses relative to the premium we receive can result in significant changes in our financial results. Changes in the MLR from period to period result from, among other things, changes in Medicare funding or commercial premiums, changes in benefits offered by our plans, our ability to manage medical expense, changes in accounting estimates related to incurred but not reported, or IBNR, claims, and our Part-D-related earnings relative to CMS’ risk corridors. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare Advantage, PDP, and commercial MLRs separately.

Results of Operations
Percentage Comparisons
          The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Year Ended December 31,
	2008		2007		2006
Revenue:
Premium:
Medicare premiums	$2,135,548	97.6%	$1,479,576	93.9%	$1,149,844	87.9%
Commercial premiums	5,144	0.2	46,648	3.0	120,504	9.2

Total premium	2,140,692	97.8	1,526,224	96.9	1,270,348	97.1
Management and other fees	32,602	1.5	24,958	1.6	26,694	2.0
Investment income	15,026	0.7	23,943	1.5	11,920	0.9

Total revenue	2,188,320	100.0	1,575,125	100.0	1,308,962	100.0

Operating expenses:
Medical expense:
Medicare expense	1,702,745	77.8	1,187,331	75.4	900,358	68.7
Commercial expense	5,146	0.2	38,662	2.4	108,168	8.3

Total medical expense	1,707,891	78.0	1,225,993	77.8	1,008,526	77.0
Selling, general and administrative	246,294	11.3	186,154	11.8	156,940	12.0
Depreciation and amortization	28,547	1.3	16,220	1.0	10,154	0.8
Impairment of intangible assets	—	—	4,537	0.3	—	—
Interest expense	19,124	0.9	7,466	0.5	8,695	0.7

Total operating expenses	2,001,856	91.5	1,440,370	91.4	1,184,315	90.5

Income before income taxes	186,464	8.5	134,755	8.6	124,647	9.5
Income tax expense	(67,512)	(3.1)	(48,295)	(3.1)	(43,811)	(3.3)

Net income	118,952	5.4	86,460	5.5	80,836	6.2
Preferred dividends	—	—	—	—	(2,021)	(0.2)

Net income available to common stockholders	$118,952	5.4%	$86,460	5.5%	$78,815	6.0%

Membership
          Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership, by state, as of the dates indicated.

	December 31,
	2008		2007	2006
Medicare Advantage Membership

Tennessee	49,933		50,510	46,261

Texas	43,889	(1)	36,661	34,638

Alabama	29,022		30,600	27,307

Florida	27,568		25,946	—	(2)

Illinois	9,245		8,639	6,284

Mississippi	2,425		841	642

Total	162,082		153,197	115,132

Medicare Stand-Alone PDP Membership	282,429		139,212	88,753

Commercial Membership

Tennessee	—		11,046	29,341

Alabama	895		755	2,629

Total	895		11,801	31,970

(1)	Includes approximately 2,700 members in the Valley Baptist Health Plans (the “Valley Plans”), whose Medicare Advantage plan contract was acquired by the Company’s Texas plan effective October 1, 2008.

(2)	The company acquired LMC Health Plans on October 1, 2007. As of the acquisition date the health plan had approximately 25,800 Medicare Advantage members and no PDP or commercial members.
          Medicare Advantage. Our Medicare Advantage membership increased by 5.8% to 162,082 members at December 31, 2008 as compared to 153,197 members at December 31, 2007. As anticipated, our Alabama membership decreased slightly as of December 31, 2008 compared to membership at December 31, 2007 as a result of the Company exiting certain counties. Similarly, the Tennessee market experienced slight and anticipated decreases in membership as of December 31, 2008 compared to December 31, 2007 as a result of discontinuing and changing certain products. Medicare Advantage (including MA-PD) membership as of January 1, 2009 was 169,518, reflecting increases in each of our markets except Alabama whose membership decreased approximately 250 members.
          Effective October 1, 2008, the Company acquired Medicare Advantage contracts from the Valley Plans operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. The Valley Plans currently include approximately 2,700 members. Additional cash consideration of up to $2.0 million is potentially payable to the seller based upon membership levels retained as of April 1, 2009 and April 1, 2010. As part of the transaction, the Company entered into a provider contract with Valley Baptist

Health System. The contract, with an initial term of five years, includes two hospitals and twelve outpatient facilities.
          PDP. PDP membership increased by 102.9% to 282,429 members at December 31, 2008 as compared to 139,212 at December 31, 2007, primarily as a result of the auto-assignment of members in the California and New York regions at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We retained auto-assigned dual-eligible PDP membership in 24 of the 34 CMS PDP regions for 2009. This compares to 31 regions in which HealthSpring received auto-assigned membership in 2008. PDP membership as of January 1, 2009 was approximately 283,000.
          Commercial. Our commercial HMO membership declined from 11,801 members at December 31, 2007 to 895 members at December 31, 2008, primarily as a result of the non-renewal of coverage by employer groups in Tennessee, which was expected.
Risk Adjustment Payments
          The company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. We refer to this process for adjusting premiums as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year and then adjusts premiums on two separate occasions on a retroactive basis.
          The first retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following calendar year (the “Final CMS Settlement”).
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
          During the 2008 first quarter, the company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $29.3 million of premium revenue in 2008. The resulting impact on net income for the year ended December 31, 2008, after expense relating to risk sharing payments to providers and income tax expense, was $13.6 million or ($0.24 per diluted share). For the year ended December 31, 2007, the comparable impact on premium revenue and net income from the recording of the 2006 Final CMS Settlement was $14.8 million and $7.3 million (or $0.13 per diluted share), respectively.
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

          The following schedule includes premiums, medical costs, and medical loss ratio statistics as adjusted for the following items:
•	Adjustments to reflect in 2007 the 2007 final risk-adjustment payment from CMS of $29.3 million and the related risk-sharing costs, which were recorded in 2008 results.

•	Adjustments to reflect in 2006 the 2006 final risk-adjustment payment from CMS of $14.8 million and the related risk-sharing costs, which were recorded in 2007 results.

•	Adjustments to reflect in 2005 the 2005 final risk adjustment from CMS of $5.7 million and the related risk-sharing costs, which were recorded in 2006 results.
The following schedule is included herein to assist in understanding our operating results for the respective periods. Medicare Advantage premiums and medical costs include amounts for both MA-only and MA-PD.

	Year Ended December 31,
Unaudited, $ in Millions	2008	2007	2006
Medicare Advantage Premiums — as reported	$1,870.1	$1,363.6	$1,048.5

Pro-forma adjustments:
2007 CMS Final Risk Adjustment Payment	(29.3)	29.3	—
2006 CMS Final Risk Adjustment Payment	—	(14.8)	14.8
2005 CMS Final Risk Adjustment Payment	—	—	(5.7)

Medical Advantage Premiums — as adjusted	$1,840.8	$1,378.1	$1,057.6

Medicare Advantage Medical Cost — as reported	$1,464.9	$1,087.2	$825.9

Pro-forma adjustments:
2007 CMS Final Risk Adjustment Payment	(8.2)	8.2	—
2006 CMS Final Risk Adjustment Payment	—	(3.5)	3.5
2005 CMS Final Risk Adjustment Payment	—	—	(0.9)

Medical Advantage Medical Costs — as adjusted	1,456.7	$1,091.97	$828.5

Medical Loss Ratios (MLRs):
As reported	78.3%	79.7%	78.8%
As adjusted	79.1%*	79.2%	78.3%

*	Subject to adjustment based on changes in estimated risk adjustment payments related to settlements in 2009.
          Because we did not estimate and accrue for the risk adjustment payments in the manner assumed in the pro-forma table, this pro-forma presentation is not in accordance with Generally Accepted Accounting Principles in the United States (GAAP). We believe that these non-GAAP measures are useful to investors and management in analyzing financial trends regarding our operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the corresponding GAAP as reported items shown in the table above.
Reconciliation of 2007 Part D Activity with CMS
          In October 2008, the Company received notification from CMS that the Company’s obligation to CMS for all Part D activity for the 2007 plan year totaled $111.5 million. The Company settled such amounts from 2007 with CMS in the fourth quarter of 2008. There was no material impact on the Company’s financial condition and results of operations during the third or fourth quarter of 2008 as a result of adjusting our estimates to final settlement amounts.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007
Revenue
          Total revenue was $2,188.3 million for the year ended December 31, 2008 as compared with $1,575.1 million in 2007, representing an increase of $613.2 million, or 38.9%. The components of revenue were as follows:
Premium Revenue. Total premium revenue for 2008 was $2,140.7 million as compared with $1,526.2 million in 2007, representing an increase of $614.5 million, or 40.3%. The components of premium revenue and the primary reasons for changes were as follows:
          Medicare Advantage: As reported, Medicare Advantage premiums were $1,870.1 million for 2008 versus $1,363.6 million for 2007, representing an increase of $506.5 million or 37.1%. On an as-adjusted basis (see —“Risk Adjustment Payments” table above), Medicare Advantage premiums were $1,840.8 million for 2008 versus $1,378.1 million for 2007, representing an increase of $462.7 million, or 33.6%. The increase in Medicare Advantage premiums in 2008 is primarily attributable to the inclusion of a full year of LMC Health Plans’ results, increased membership, and increases in PMPM premium rates. Member months increased 18.9% for 2008 as compared to 2007. PMPM premiums increased 12.4% to $986.14 for 2008 from $877.47 for 2007 on an as-adjusted basis to exclude the additional 2007 final retroactive risk premiums recorded in the current year (see “—Risk Adjustment Payments” above). As adjusted, the PMPM premium increase in the current year period is primarily the result of rate increases in base rates as well as rate increases associated with increases in risk scores and the inclusion of LMC Health Plans’ full year results in the current period, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets. Adjusting this statistic as if the LMC Health Plans’ were included in the full year of 2007, PMPM premiums for 2008 would have increased 9.3% compared to 2007.
          PDP: PDP premiums (after risk corridor adjustments) were $265.5 million in the year ended December 31, 2008 compared to $116.0 million in the same period of 2007, an increase of $149.5 million, or 128.9%. The increase in premiums for 2008 is primarily the result of the significant increase in membership. Our average PMPM premiums (after risk corridor adjustments) also increased 3.7% to $82.92 in 2008 versus $79.94 during 2007.
          Commercial: Commercial premiums were $5.1 million for 2008 as compared with $46.6 million in 2007, reflecting a decrease of $41.5 million, or 89.0%. The decrease was attributable to the reduction in membership versus the prior year.
Fee Revenue. Fee revenue was $32.6 million for 2008 compared to $25.0 million for 2007, an increase of $7.6 million. The increase in 2008 was attributable to increased management fees as a result of new IPAs under contract since the prior year and higher premiums in managed IPAs compared to last year.
Investment Income. Investment income was $15.0 million for the year ended December 31, 2008 versus $23.9 million for 2007, reflecting a decrease of $8.9 million, or 37.2%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of cash to fund the purchase of LMC Health Plans and the repurchase of company stock, coupled with a lower average yield on these balances.
Medical Expense
          Medicare Advantage. For the year ended December 31, 2008, the Medicare Advantage (including MA-PD) MLR was 79.1% versus 79.2% for the same period of 2007, both on an as-adjusted basis (see “— Risk Adjustment Payments” above). As reported, Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2008 increased $377.6 million, or 34.7%, to $1,464.9 million from $1,087.3 million for 2007, primarily as a result of the medical expense incurred by LMC Health Plans for the full year 2008 and as a result of increased per member per month medical costs in all of our existing health plans.
          Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $780.40 for the year ended December 31, 2008, compared with $695.22 for 2007 (adjusted to exclude the portion of risk sharing with providers associated with retroactive risk payments relating to prior periods, net (see “— Risk Adjustment Payments” above)), reflecting an increase of 12.3%, primarily as a result of medical cost inflation in addition to the factors discussed above. Adjusting this statistic as if the LMC Health Plans’ were included in the full year of 2007, PMPM medical expense for 2008 would have increased 8.8% compared to 2007 primarily as a result of increases in in-patient utilization in our Florida health plan and PMPM increases in the prescription drug component of our Medicare Advantage plans and medical cost inflation.
          PDP. PDP medical expense for the year ended December 31, 2008 increased $137.8 million or 137.7% to $237.8 million, compared to $100.0 million in 2007. PDP MLR for the 2008 period was higher than expected, at 89.6% compared to 86.3% in 2007. The increase in PDP MLR for the current period was primarily a result of higher than expected member turnover and the timing of member auto-assignments during the year, resulting in an increase in the Company’s share of total pharmacy costs. The majority of the Company’s responsibility for pharmacy costs are concentrated early in the year, yet we are paid ratably throughout the year. As a result, our profitability increases with the number of months a member is enrolled our plan. The increase in the current year MLR was partially offset by the slight increase in PDP PMPM revenue in 2008.
          Commercial. Commercial medical expense decreased by $33.6 million, or 86.7%, to $5.1 million in 2008 as compared to $38.7 million for the same period of 2007. The decrease in the current period was primarily attributable to the reduction in membership versus the prior year.
Selling, General, and Administrative Expense
          SG&A for 2008 was $246.3 million as compared with $186.2 million for 2007, an increase of $60.1 million, or 32.3%. The increase in 2008 as compared to the prior year is the result of the inclusion of LMC Health Plans for the full year 2008, personnel and other administrative costs increases in 2008, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 11.3% for 2008 compared to 11.8% in the prior year. The decrease in SG&A as a percentage of revenue in the current period was primarily the result of improved operating leverage and the inclusion of LMC Health Plans for the full year 2008, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
Depreciation and Amortization Expense
          Depreciation and amortization expense was $28.5 million in 2008 as compared with $16.2 million in 2007, representing an increase of $12.3 million, or 76.0%. The increase in the current period was primarily the result of $9.7 million in incremental amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans and incremental depreciation on property and equipment additions made in 2007 and 2008.
Impairment of Intangible Assets
          During the second quarter of 2007, the company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the company’s Tennessee health plan. This second quarter charge was the result of the company’s expectation that significant declines in commercial membership would occur.
Interest Expense
          Interest expense was $19.1 million in the year ended December 31, 2008 as compared with $7.5 million in 2007. Interest expense recognized in 2008 was the result of the Company incurring interest for a full year on the $300.0 million of indebtedness incurred on October 1, 2007 in connection with the purchase of LMC Health Plans.
Income Tax Expense
          For 2008, income tax expense was $67.5 million, reflecting an effective tax rate of 36.2%, versus $48.3 million, reflecting an effective tax rate of 35.8%, for 2007. The lower rate in 2007 is attributable to a reduction in valuation allowance, a one-time favorable state income tax credit, and a reduction in reserves recorded in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
Revenue
          Total revenue was $1,575.1 million in the year ended December 31, 2007 as compared with $1,309.0 million for the same period in 2006, representing an increase of $266.1 million, or 20.3%. The components of revenue were as follows:
Premium Revenue. Total premium revenue for 2007 was $1,526.2 million as compared with $1,270.3 million in the same period in 2006, representing an increase of $255.9 million, or 20.1%. The components of premium revenue and the primary reasons for changes were as follows:
          Medicare Advantage: On an as-adjusted basis (see “Risk Adjustment Payments” table above), Medicare Advantage premiums were $1,378.1 million for 2007 versus $1,057.6 million for 2006, representing an increase of $320.5 million, or 30.3%. The increase in Medicare Advantage premiums in 2007 is attributable to increases in membership (which we measure in membership months) and PMPM premium rates. Member months increased 20.9% for the 2007 period as compared to the 2006 period. PMPM premiums increased 7.8% to $877.47 for 2007 from $814.08 for 2006 (as adjusted to include retroactive risk payments related to the then current period only) as a result of the inclusion of the LMC Health Plans’ higher PMPM premiums from the date of acquisition in October 2007 and as a result of increases in rates as affected by risk scores and the mix of members qualifying as dual-eligibles. The inclusion of LMC Health Plans’ results since the date of acquisition in October 2007 contributed 140 basis points of the 2007 PMPM increase as compared to 2006 PMPMs. As reported, Medicare Advantage premiums were $1,363.6 million for the year ended December 31, 2007 versus $1,048.5 million in 2006, representing an increase of $315.1 million, or 30.1%.
          PDP: PDP premiums (after risk corridor adjustments) were $116.0 million for 2007 compared to $101.4 million in 2006, an increase of $14.6 million, or 14.4%. Our average PMPM premiums (after risk corridor adjustments) decreased 20.1% to $79.94 in 2007 versus $100.10 during 2006. The impact of the rate decrease in the current period was more than offset by a 43.2% increase in member months in 2007 as compared to 2006.
          Commercial: Commercial premiums were $46.6 million in 2007 as compared with $120.5 million in 2006, reflecting a decrease of $73.9 million, or 61.3%. The decrease was attributable to the 63.3% decline in member months. PMPM rates for 2007 increased 5.5% compared to 2006.
Fee Revenue. Fee revenue was $25.0 million in 2007 as compared with $26.7 million in 2006, representing a decrease of $1.7 million, or 6.5%. The decrease in 2007 is primarily attributable to the termination of a management agreement on December 31, 2006, which was partially offset by increases in other fee revenue.
Investment Income. Investment income was $23.9 million for 2007 versus $11.9 million for 2006, reflecting an increase of $12.0 million, or 100.9%. The increase is attributable to an increase in average invested and cash balances, coupled with a higher average yield on these balances.
Medical Expense
          Medicare Advantage. For 2007, the Medicare Advantage (including MA-PD) MLR was 79.2% versus 78.3% for 2006 on an as-adjusted basis (see “— Risk Adjustment Payments” above). The deterioration in 2007 as compared to 2006 resulted primarily from higher medical services expenses and facility charges in outpatient and emergency room settings and higher in-patient utilization. As reported, Medicare Advantage (including MA-PD) medical expense for 2007 increased $261.4 million, or 31.6%, to $1,087.3 million from $825.9 million for 2006, primarily as a result of the medical expense incurred by LMC Health Plans from October 1, 2007, the date we acquired the health plan, and as a result of increased membership and utilization in our existing health plans.
          Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $695.22 for 2007, compared with $637.77 for the 2006 period (adjusted to the risk sharing with providers associated with retroactive risk payments relating to the then current period only (see "— Risk Adjustment Payments” above)), reflecting an increase of 9.0%, primarily as a result of the factors discussed previously regarding the deterioration in the MLR during 2007 along with medical cost inflation.
          PDP. PDP medical expense for 2007 increased $25.6 million or 34.4% to $100.0 million, compared to $74.4 million in 2006. PDP MLR for 2007 equaled 86.3% compared to 73.4% in 2006. The change in 2007 MLR compared to 2006 was primarily a function of the decrease in PMPM PDP revenue in 2007 as compared to 2006 and the impact of changes in estimates as a result of the settlement with CMS for 2006 Part D activity. The final settlement with CMS for the 2006 plan year had a negative impact of 110 basis points on the 2007 PDP MLR.
          Commercial. Commercial medical expense decreased by $69.5 million, or 64.3%, to $38.7 million in 2007 as compared to $108.2 million for 2006. The decrease in 2007 was primarily attributable to the reduction in membership versus 2006. The commercial MLR was 82.9% for 2007 as compared with 89.8% in 2006. The improvement in the MLR in 2007 was primarily the result of several large employer groups with historically higher medical loss experience not renewing for 2007.
Selling, General, and Administrative Expense
          SG&A, expense for 2007 was $186.2 million as compared with $156.9 million for 2006, an increase of $29.3 million, or 18.6%. As a percentage of revenue, SG&A expense was 11.8% for 2007 as compared with 12.0% for 2006. This decrease in SG&A expense as a percentage of revenue was attributable primarily to the inclusion of LMC Health Plans since October 1, 2007, the date of acquisition. This was offset by higher than anticipated SG&A expense for 2007 in our existing health plans as a result of increases in personnel and related costs and printing and postage costs associated primarily with increases in PDP membership.
Depreciation and Amortization Expense
          Depreciation and amortization expense was $16.2 million in 2007 as compared with $10.2 million in 2006, representing an increase of $6.0 million, or 59.7%. The increase in 2007 was the result of $3.3 million in amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans and incremental depreciation on property and equipment additions made in 2006 and 2007.
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
Interest Expense
          Interest expense was $7.5 million in 2007 as compared with $8.7 million in 2006. Interest expense recognized in 2007 was the result of the company’s borrowing $300.0 million in term loans on October 1, 2007 in connection with the purchase of LMC Health Plans and the write-off of deferred financing costs of $0.7 million.
          The company’s interest expense in 2006 related to interest on outstanding borrowings, the write-off of deferred financing costs of $5.4 million, and an early payment premium of $1.1 million related to the payoff of all the company’s outstanding indebtedness and related accrued interest in February 2006 with proceeds from the company’s initial public offering, or IPO, of common stock.
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
Segment Information
          Beginning with the year ended December 31, 2008, we began reporting our business as managed in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Other. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of our commercial health plan business. The Commercial segment was insignificant as of December 31, 2008 as a result of the non-renewal of coverage during 2007 and 2008 by employer groups in Tennessee, which was expected. The Other segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
          The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). We have not historically allocated certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to our segments. We evaluate interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
          Revenue includes premium revenue, management and other fee income, and investment income.
          Financial data by reportable segment for the last three years ended December 31 is as follows:

(in thousands)	MA-PD	PDP	Commercial	Other	Total
Year ended December 31, 2008
Revenue	$1,913,945	$268,708	$5,144	$523	$2,188,320
EBITDA	283,136	15,099	(2)	(64,098)	234,135
Depreciation and amortization expense	23,512	12	—	5,023	28,547

Year ended December 31, 2007
Revenue	$1,407,763	$118,926	$46,648	$1,788	$1,575,125
EBITDA	193,469	12,410	5,912	(48,813)	162,978
Depreciation and amortization expense	12,488	—	—	3,732	16,220

Year ended December 31, 2006
Revenue	$1,086,580	$101,382	$120,504	$496	$1,308,962
EBITDA	137,208	22,057	8,465	(24,234)	143,496
Depreciation and amortization expense	9,409	—	—	745	10,154
          A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the last three years ended December 31 is as follows:

(in thousands)	2008	2007	2006
EBITDA	$234,135	$162,978	$143,496
Income tax expense	(67,512)	(48,295)	(43,811)
Interest expense	(19,124)	(7,466)	(8,695)
Depreciation and amortization	(28,547)	(16,220)	(10,154)
Impairment of intangible assets	—	(4,537)	—

Net Income	$118,952	$86,460	$80,836

Liquidity and Capital Resources
          We finance our operations primarily through internally generated funds. All of our outstanding funded indebtedness was incurred in connection with the acquisition of the LMC Health Plans in October 2007. See “Indebtedness” below.
          We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses and principle and interest on indebtedness. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our anticipated working capital needs, our debt service, and capital expenditures over at least the next twelve months.
          The current volatility in the securities and credit markets has not had a material adverse effect on the company’s financial condition or results of operations and, at least as currently foreseeable by management of the company, such crises are not expected to materially adversely affect the company’s liquidity or operations. Substantially all of the company’s liquidity is in the form of cash and cash equivalents ($282.2 million at December 31, 2008), the majority of which ($250.8 million at December 31, 2008) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($90.2 million at December 31, 2008), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these debt instruments for liquidity, short term fluctuations in market pricing do not generally affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its debt investments. As of December 31, 2008, the company had approximately $9.7 million of investments that are collateralized by mortgages, no material amount of which are collateralized by subprime mortgages.
          The reported changes in cash and cash equivalents for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006
Net cash provided by operating activities	$161,985	$72,752	$167,621
Net cash used in investing activities	(7,035)	(389,195)	(336)
Net cash (used in) provided by financing activities	(196,800)	302,090	61,073

Net (decrease) increase in cash and cash equivalents	$(41,850)	$(14,353)	$228,358

          Cash flows related to 2007 investing and financing activities were significantly affected by the acquisition of the LMC Health Plans.
Cash Flows from Operating Activities
          Our primary sources of liquidity are cash flow provided by our operations, available cash on hand, and our revolving credit facility, which to-date remains undrawn. We generated cash from operating activities of $162.0 million during the year ended December 31, 2008, compared to $72.8 million during the year ended December 31, 2007.

2008 Compared With 2007
          The increase in cash flow provided by operating activities to $162.0 million for 2008 as compared with $72.8 million 2007 is primarily attributable to increases in earnings, increases in non-cash amortization expense in 2008, the timing of cash receipts for risk settlement premiums and risk corridor settlements with CMS and other receivables, the increase in medical claims liability in 2008, and the timing of incentive compensation payments.
2007 Compared With 2006
          For 2007, cash flow provided by operating activities was $72.8 million compared with $167.6 million for 2006. Operating cash flows in 2006 included favorable amounts due to our entry into the Part D business.
          The main drivers of the decrease in cash provided from operations for 2007 compared to 2006 were a $36.3 million use of cash related to the timing of settlements and receipts of Part D funds with CMS, a $25.4 million negative variance in the timing of pharmacy claims payments and the run-out in commercial claims on commercial plans that terminated during 2006, and a negative variance in the timing of income tax payments.
Cash Flows from Investing and Financing Activities
          For the year ended December 31, 2008, the primary investing activities consisted of $11.7 million in property and equipment additions, expenditures of $59.8 million to purchase investment securities, $71.2 million in proceeds from the maturity of investment securities, and the expenditure of $7.2 million for the Valley Plans acquisition. Our ongoing capital expenditures are primarily related to our technology initiatives and the development of medical clinics as part of our advanced medical home initiatives. The Company expects capital expenditures in 2009 to equal less than 1.0% of total revenues.
          During the year ended December 31, 2008, the company’s financing activities consisted primarily of $122.4 million of funds withdrawn in excess of funds received from CMS for the benefit of members, $47.2 million expended for the repurchase of company stock, and $28.2 million for the repayment of long-term debt. Funds (due) from CMS for the benefit of members are recorded as an asset at December 31, 2008 and as a liability on our balance sheet at December 31, 2007. We anticipate settling approximately $40.2 million of such Part D related amounts relating to 2008 with CMS during the second half of 2009 as part of the final settlement of Part D payments for the 2008 plan year. We expect such settlement amounts from CMS to be less significant in 2010 and future periods. Such excess subsidies related to the 2007 plan year resulted in the $82.3 million settlement with CMS in the fourth quarter of 2008. We expect cash flows in 2009 to include inflow for similar subsidies (or funds) from CMS related to the 2009 Medicare year.
          For the year ended December 31, 2007, our primary investing activity consisted of net expenditures of $317.8 million used to acquire the LMC Health Plans on October 1, 2007. Other investing activities consisted of $15.9 million in property and equipment additions, approximately $90.2 million used to purchase investments, and $34.3 million in proceeds from the maturity of investment securities.
          During the year ending December 31, 2007, our financing activities consisted of proceeds received from the issuance of long-term debt in October 2007 of $300.0 million, which was used in our acquisition of the LMC Health Plans, payments of $10.6 million for financing costs associated with the issuance of this debt, and $15.4 million of funds received from CMS in excess of the funds withdrawn for the benefit of members with Part D drug coverage.
          For the year ended December 31, 2006, our primary investing activities consisted of $7.1 million in property and equipment additions, approximately $12.2 million used to purchase investments, and $18.3 million in proceeds from the maturity of investment securities. During the year ending December 31, 2006, our financing activities consisted of proceeds received from our IPO in February 2006 of $188.5 million, which was used in its entirety to pay off all outstanding indebtedness, and $62.1 million of funds received from CMS in excess of the funds withdrawn for the benefit of members with Part D drug coverage.

Statutory Capital Requirements
          Our HMO subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2008, our Texas (200% of authorized control level was $29.5 million; actual $62.5 million), Tennessee (minimum $17.5 million; actual $93.8 million), Florida (minimum $7.5 million; actual $11.0 million) and Alabama (minimum $1.1 million; actual $44.3 million) HMO subsidiaries as well as our accident and health subsidiary (minimum $0.1 million; actual $7.7 million) were in compliance with statutory minimum net worth requirements at December 31, 2008. Notwithstanding the foregoing, the state departments of insurance can require our HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
          The HMOs are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At December 31, 2008, $341.0 million of our $372.4 million of cash, cash equivalents, investment securities and restricted investments were held by our HMO subsidiaries and subject to these dividend restrictions. During the year ended December 31, 2008, our Alabama and Texas HMO subsidiaries distributed $8.4 million and $14.0 million in cash, respectively, to the parent company. Similarly, our Alabama and Texas HMO subsidiaries distributed $2.0 million and $21.6 million in cash, respectively, to the parent company in 2007. Our Texas HMO subsidiary expended $7.2 million in 2008 in connection with the acquisition of the Valley Plans.
Indebtedness
          Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Senior secured term loan	$268,013	$296,250
Less: current portion of long-term debt	(32,277)	(18,750)

Long-term debt less current portion	$235,736	$277,500

          In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (the “Credit Agreement”) which, subject to the terms and conditions set forth thersein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report. As a result of covenant restrictions, available borrowings under the revolving credit facility at December 31, 2008, were limited to $95.0 million.
          Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on our debt-to-EBITDA leverage ratio. The weighted average interest rates incurred on borrowings under the Credit Agreement during the years ended December 31, 2008, and 2007 were 6.6% and 9.7%, respectively (5.6% and 7.4%, respectively, exclusive of amortization of deferred financing costs). We also pay commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on our leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012. During the 2008 second quarter, the company made an early principal payment of $10.0 million.
          The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and our excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Agreement. We expect to make a prepayment in the amount of $2.3 million on or before April 15, 2009 under such excess cash flow provisions. Such prepayment amount is included in the current portion of long-term debt outstanding at December 31, 2008.
          In October 2008, the company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $268.0 million outstanding under the term loan agreement.

Under the swap agreements, the company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contains an applicable margin which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
          The term loans are payable in quarterly principal installments. Maturities of long-term debt as of December 31, 2008 under the Credit Agreement are as follows (in thousands):

2009	$32,277
2010	32,146
2011	75,007
2012	128,583

$268,013

          Amounts borrowed under the revolving credit facility also must be repaid no later than October 1, 2012.
          Loans under the Credit Agreement are secured by a first priority lien on substantially all assets of the company and its non-HMO subsidiaries, including a pledge by the company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
          The Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each HMO subsidiary calculated with reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the Credit Agreement. The Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions including, among others, asset dispositions, acquisitions and other investments, dividends and stock repurchases, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and certain subsidiary regulatory restrictions. If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the Credit Agreement to be due and payable. The company believes it is currently in compliance with its financial and other covenants under the Credit Agreement.
          In connection with entering into the Credit Agreement, the company incurred deferred financing costs of approximately $10.6 million in 2007.
Off-Balance Sheet Arrangements
          At December 31, 2008 did not have any off-balance sheet arrangement requiring disclosure.

Commitments and Contingencies
The following table sets forth information regarding our contractual obligations as of December 31, 2008:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Credit agreement: Term loans	$268,013	$32,277	$107,153	$128,583	$—
Interest (1)	35,754	13,751	19,900	2,103	—
Revolving credit agreement (2)	1,897	506	1,012	379	—
Medical claims	190,144	190,144	—	—	—
Operating lease obligations	31,075	7,401	11,016	7,024	5,634
Other contractual obligations	9,913	3,560	5,356	997	—

Total	$536,796	$247,639	$144,437	$139,086	$5,634

(1)	Interest includes the estimated interest payments under our credit facility assuming no change in the LIBOR rate applicable to the portion of our debt outstanding not subject to interest rate swap agreements as of December 31, 2008.

(2)	Amounts represent the annual commitment fee for the company’s credit revolving agreement.
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
Medical Expense and Medical Claims Liability
          Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or IBNR. Medical expense includes claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred, net of reinsurance. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as deductions from medical expenses.
          Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans.

          The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2008	2007
	(in thousands)
Incurred but not reported (IBNR)	$97,364	$97,237
Reported claims	92,780	57,273

Total medical claims liability	$190,144	$154,510

          The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR uses standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at December 31, 2008 would cause these estimates to change in the near term and such a change could be material.
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
          Actuarial standards of practice generally require the actuarially developed medical claims liability estimates to be sufficient, taking into account an assumption of moderately adverse conditions. As such, we previously recognized in our medical claims liability a separate provision for adverse claims development, which was intended to account for moderately adverse conditions in claims payment patterns, historical trends, and environmental factors. In periods prior to the fourth quarter of 2008, we believed that a separate provision for adverse claims development was appropriate to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to, but paid after, a period end. When determining our estimate of IBNR at December 31, 2008 we determined that a separate provision for adverse claims development was no longer necessary, primarily as a result of the growth and stabilizing trends experienced in our Medicare business, continued favorable development of prior period IBNR estimates, and the insignificance of our commercial line of business. Moreover, for the past two years a separate provision had become a less significant component of medical claims liability. The elimination of the separate provision for adverse claims development reduced our Medicare medical claims expense by $3.9 million for the year ended December 31, 2008.
          The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2008 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
	(Dollars in thousands)
3%	$(4,095)	(3)%	$(2,181)
2	(2,761)	(2)	(1,452)
1	(1,396)	(1)	(725)
(1)	1,429	1	724

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
          Adjustments of prior period estimates will result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made. As reflected in the table below our reserve models developed favorably in 2008 and 2007, and the accrued liabilities calculated from the models for each of the periods were more than our ultimate liabilities for unpaid claims.

          The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2008 and 2007.

	Year ended December 31,
(in thousands)	2008		2007
Balance at beginning of period	$154,510		$122,778
Acquisition of LMC Health Plans	—		16,588
Incurred related to:
Current period	1,719,522	(1)	1,245,271
Prior period (2)	(11,631)		(19,278)

Total incurred	1,707,891		1,225,993

Paid related to:

Current period	1,531,629		1,108,949
Prior period	140,628		101,900

Total paid	1,672,257		1,210,849

Balance at the end of the period	$190,144		$154,510

(1)   Approximately $10.1 million paid to providers under risk sharing and capitation arrangements related to 2007 premiums is excluded from the amount in the 2008 incurred related to prior period amount below because it does not relate to fee-for-service medical claims estimates and is included in the incurred related to current period amounts. Most of this amount is the result of approximately $29.3 million of additional retroactive risk adjustment premium payments recorded in 2008 that relate to 2007 premiums (see - “Risk Adjustment Payments”). Similar type amounts in prior periods are presented in a manner consistent with 2008 and were not significant.
(2)   Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).
          Amounts incurred related to prior years vary from previously estimated claims liabilities as the claims ultimately are settled. As discussed previously, medical claims liabilities are generally settled and paid within several months of the member receiving service from the provider. Accordingly, the 2008 prior year favorable development relates almost entirely to fee-for-service claims incurred in calendar year 2007. The negative amounts reported in the table above for incurred related to prior periods result from fee-for-service claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development). A positive amount reported for incurred related to prior periods would result from claims estimates being ultimately settled for amounts greater than originally anticipated (an unfavorable development).
          As reflected in the immediately preceding table, claims estimates at December 31, 2007 ultimately settled during 2008 for $11.6 million (or 1.0% of total 2007 medical expense) less than the amounts originally estimated. This favorable prior period reserve development was primarily as a result of the following factors:
•	Actual claims trends ultimately being lower than original estimates resulting in $9.6 million of favorable development, primarily attributable to lower than anticipated cost increases and utilization in both our Medicare and commercial lines of business;

•	Actual completion factors ultimately being higher than completion factors used to estimate IBNR at December 31, 2007 based on historical patterns resulting in $1.7 million of favorable development, which increase was primarily attributable to a shortening of the time between when claims are submitted by providers and paid by our plans.

          As reflected in the immediately preceding table, claims estimates at December 31, 2006 ultimately settled during 2007 for $19.3 million (or 1.9% of total 2006 medical expense) less than the amounts originally estimated. This favorable prior period reserve development was primarily as a result of the following factors:
•	Actual claims trends ultimately being lower than original estimates resulting in $9.7 million of favorable development, primarily attributable to lower than anticipated cost increases and utilization in both our Medicare and commercial lines of business;

•	Actual completion factors ultimately being higher than completion factors used to estimate IBNR at December 31, 2006 based on historical patterns resulting in $7.0 million of favorable development, which increase was primarily attributable to a shortening of the time between when claims are submitted by providers and paid by our plans; and

•	Actual claims settlements for Part D claims with other health plans and various state governments during 2007 being approximately $1.8 million less than originally estimated; primarily as a result of first-year enrollment and eligibility issues, which are not expected to continue given improvements made by CMS in the Part D enrollment process.
          The favorable overall claims development experienced in 2008 and 2007 includes favorable commercial claims liability development of $0.6 and $3.3 million, respectively. Our commercial HMO membership declined from 31,970 members at December 31, 2006 to 11,801 members at December 31, 2007, and again to 895 members at December 31, 2008, primarily as a result of the expected non-renewal by employers in Tennessee and Alabama. Commercial medical claims payable was $11.7 million, $3.4 million and $0.6 at December 31, 2006, 2007 and 2008, respectively.
          Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no required premium deficiency accruals at December 31, 2008 or December 31, 2007.
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
          Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establishes incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS adopted this payment methodology in 2003, at which time the risk adjustment payment methodology accounted for 10% of the premium payment to Medicare health plans, with the remaining 90% based on demographic factors. With the full phase-in of risk adjustment payments in 2007, they now account for 100% of the premium payment.
          Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). As previously discussed, the risk adjustment payment system for determining premiums is relatively new for CMS and the Company. Prior to 2007, we were unable to estimate the impact of either of these risk adjustment settlements primarily because of the lack of historical risk-based diagnosis code data and insufficient historical experience regarding risk premium settlement adjustments on which to base a reasonable estimate of future risk premium adjustments, and as such recorded them upon notification from CMS of such amounts.
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
          We develop our estimates for risk premium adjustment settlement utilizing historical experience and predictive actuarial models as sufficient member risk score data becomes available over the course of each CMS plan year. Our actuarial models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this relatively small subset of our member population.
          All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts. Additionally, in connection with the determination of actual settlement amounts as of June 30, 2008, we updated the assumptions and methods used in our actuarial models used for estimating risk settlements. We also refined our process of estimating risk settlements going forward by increasing the frequency of risk data submissions to CMS which results in a more timely and complete data set used to populate our actuarial models.
          As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of settlement premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.
          We expect that differences (as a percent of total revenue) between estimated final settlement amounts and actual final settlement amounts in future periods will become less significant. There can be no assurances, however, that any such differences will not have a material effect on any future quarterly or annual results of operations. The following table illustrates the sensitivity of the 2008 Final CMS Settlement and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and December 31, 2008 data:

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable (Payable)
(dollars in thousands)
1.5%	$27,610
1.0	18,406
0.5	9,203
(0.5)	(9,203)

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
          Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. We determine the useful life and amortization method for definite-life intangible assets based on the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”. For all periods through the quarter ended September 30, 2007, the straight-line method of amortization was applied for Medicare member network intangible asset associated with our 2005 recapitalization (the “recapitalization asset”), as a better pattern could not be reliably determined based on available information. Effective October 1, 2007, we began applying a 17-year accelerated method of amortization for this asset. Since the date of acquiring the member network asset in 2005, we have tracked actual attrition rates experienced within the member network and believe that there is adequate historical data to make reliable estimates regarding future attrition rates for amortization purposes. Based on our review of historical attrition rates, we believe the accelerated method of amortization over the revised estimated life better approximates the distribution of economic benefits realized from the recapitalization asset. The use of an accelerated method prior to September 30, 2007 would have resulted in the recognition of amortization expense that is not materially different from the amounts recognized under the straight-line method used by us during the same periods. We monitor our actual attrition rates and adjust amortization schedules accordingly.
          Our accounting for this change related to the recapitalization asset resulted in incremental amortization expense of $0.3 million during the quarter ended December 31, 2007 over the amount of expense recognized using the straight-line method in prior quarters of 2007 and did not have a material effect on our reported income before income taxes, net income, or net income per share for the quarter and year ended December 31, 2007. As a result of the change related to the recapitalization asset, amortization expense for the year ended December 31, 2008 increased approximately $0.6 million over the amount recognized in the year ended December 31, 2007. Similarly, we are using a 20-year accelerated method of amortization for the Medicare member network intangible acquired as part of the acquisition of Leon Medical Centers Health Plans, Inc. on October 1, 2007.
Goodwill and Indefinite-Life Intangible Assets
          Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We have four reporting units in Alabama, Florida, Tennessee and Texas.
          During the current year, we changed the timing of our annual goodwill impairment testing from December 31 to October 1. This change in accounting principle is preferable because it allows us to complete our annual goodwill impairment testing prior to our year-end closing activities. This change did not delay, accelerate, or avoid an impairment charge. We conducted an annual impairment test as of October 1, 2008 and concluded that the carrying value of the reporting units did not exceed their fair value. In addition, no events have occurred subsequent to the 2008 testing date which would indicate any impairment may have occurred.

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
          We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
          The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material effect on the company’s financial statements.
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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The company adopted SFAS No. 160 effective January 1, 2009. The adoption of this statement did not have a material effect on the company’s financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for the company as of the first quarter of fiscal 2009. The adoption of this statement as of January 1, 2009 did not have a material impact on the company’s financial statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For the Company, this FSP will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2008 and 2007, we had the following assets that may be sensitive to changes in interest rates:

	December 31,
Asset Class	2008	2007
	(in thousands)
Investment securities, available for sale:
Current portion	$3,259	$24,746
Non-current portion	30,463	39,905
Investment securities, held to maturity:
Current portion	24,750	16,594
Non-current portion	20,086	10,105
Restricted investments	11,648	10,095
          We have not purchased any of our investments for trading purposes. Our investment securities classified as available for sale consist primarily of highly liquid government and corporate debt securities. For all other investment securities, we intend to hold them to their maturity and classify them as current on our balance sheet if they mature on a date which is less than 12 months from the balance sheet date and as long-term if their maturity is more than one year from the balance sheet date. These investment securities, both current and long-term, consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our ability and intent to hold these investments until maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of certificates of deposit, money market fund investment and government securities deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2008 and December 31, 2007, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
          Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2008, the fair value of our fixed income investments would decrease by approximately $752,000. Similarly, a 1% decrease in market interest rates at December 31, 2008 would result in an increase of the fair value of our investments of approximately $752,000. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
          We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have in place $400.0 million of senior secured credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facilities consist of the term facility, which is a $300.0 million, five-year term loan, and the revolving facility, which is a $100.0 million, five-year revolving credit facility. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.
          We have interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps convert a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million at December 31, 2008 and at an annual fixed rate of 2.96%. The notional amount of the swap agreements represent a balance used to calculate the exchange of cash flows and are not an asset or liability. The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at their fair value. The fair value of the Company’s interest rate swaps at December 31, 2008 are reflected as a liability of approximately $3.3 million and are included in other long-term liabilities in the accompanying consolidated balance sheet. Any market risk or opportunity associated with the swap agreements is offset by the opposite market impact on the related debt. We believe our credit risk related to these agreements is low because the swap agreements are with creditworthy financial institutions.
          As of December 31, 2008, we had variable rate debt of approximately $168.0 million not subject to the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earning and cash flows for the next twelve month period of $210,000. Except for the aforementioned swap agreements, we have not taken any other action to cover interest rate risk and are not a party to any interest rate market risk management activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheets of HealthSpring, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule I — Condensed Financial Information of HealthSpring, Inc. (Parent only). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSpring, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthSpring, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Nashville, Tennessee
February 23, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited HealthSpring, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Part II, Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HealthSpring, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthSpring, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Nashville, Tennessee
February 23, 2009

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$282,240	$324,090
Accounts receivable, net	74,398	59,027
Investment securities available for sale	3,259	24,746
Investment securities held to maturity	24,750	16,594
Funds due for the benefit of members	40,212	—
Deferred income taxes	4,198	2,295
Prepaid expenses and other assets	6,560	4,913

Total current assets	435,617	431,665
Investment securities available for sale	30,463	39,905
Investment securities held to maturity	20,086	10,105
Property and equipment, net	26,842	24,116
Goodwill	590,016	588,001
Intangible assets, net	221,227	235,893
Restricted investments	11,648	10,095
Other assets	8,878	11,293

Total assets	$1,344,777	$1,351,073

Liabilities and Stockholders’ Equity

Current liabilities:
Medical claims liability	$190,144	$154,510
Accounts payable, accrued expenses and other	35,050	27,489
Funds held for the benefit of members	—	82,231
Risk corridor payable to CMS	1,419	22,363
Current portion of long-term debt	32,277	18,750

Total current liabilities	258,890	305,343
Long-term debt, less current portion	235,736	277,500
Deferred income taxes	89,615	90,552
Other long-term liabilities	9,658	6,323

Total liabilities	593,899	679,718

Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 57,811,927 issued and 54,619,488 outstanding at December 31, 2008, and 57,617,335 shares issued and 57,293,242 shares outstanding at December 31, 2007	578	576
Additional paid-in capital	504,367	494,626
Retained earnings	295,170	176,218
Accumulated other comprehensive loss, net	(1,955)	—
Treasury stock, at cost, 3,192,439 shares at December 31, 2008, and 324,093 shares at December 31, 2007	(47,282)	(65)

Total stockholders’ equity	750,878	671,355

Total liabilities and stockholders’ equity	$1,344,777	$1,351,073

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Revenue:
Premium:
Medicare	$2,135,548	$1,479,576	$1,149,844
Commercial	5,144	46,648	120,504

Total premium revenue	2,140,692	1,526,224	1,270,348
Management and other fees	32,602	24,958	26,694
Investment income	15,026	23,943	11,920

Total revenue	2,188,320	1,575,125	1,308,962

Operating expenses:
Medical expense:
Medicare	1,702,745	1,187,331	900,358
Commercial	5,146	38,662	108,168

Total medical expense	1,707,891	1,225,993	1,008,526
Selling, general and administrative	246,294	186,154	156,940
Depreciation and amortization	28,547	16,220	10,154
Impairment of intangible assets	—	4,537	—
Interest expense	19,124	7,466	8,695

Total operating expenses	2,001,856	1,440,370	1,184,315

Income before income taxes	186,464	134,755	124,647
Income tax expense	(67,512)	(48,295)	(43,811)

Net income	118,952	86,460	80,836
Preferred dividends	—	—	(2,021)

Net income available to common stockholders	$118,952	$86,460	$78,815

Net income per common share available to common stockholders:
Basic	$2.13	$1.51	$1.44

Diluted	$2.12	$1.51	$1.44

Weighted average common shares outstanding:
Basic	55,904,246	57,249,252	54,617,744

Diluted	56,005,102	57,348,196	54,720,373

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of		Number of		Additional			Other		Total
	Preferred	Preferred	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Shares	Stock	Capital	Compensation	Earnings	Income/Loss	Stock	Equity
Balances at December 31, 2005	227	$2	32,284	$322	$251,202	$(1,885)	$10,943	$—	$(40)	$260,544
Preferred dividends accrued	—	—	—	—	2,021	—	(2,021)	—	—	—
Preferred Shares converted to common shares	(227)	(2)	12,553	126	(124)	—	—	—	—	—
Minority interest converted to common shares	—	—	2,040	21	39,763	—	—	—	—	39,784
Common shares issued at IPO, net	—	—	10,600	106	188,333	—	—	—	—	188,439
Restricted shares issued	—	—	45	—	—	—	—	—	—	—
Stock-option exercises	—	—	5	—	42	—	—	—	—	42
Purchase of 66 shares of restricted common stock	—	—	—	—	—	—	—	—	(13)	(13)
Share-based compensation expense	—	—	—	—	5,650	—	—	—	—	5,650
Reclassification of unearned compensation upon adoption of SFAS No. 123R	—	—	—	—	(1,885)	1,885	—	—	—	—
Comprehensive income — net income	—	—	—	—		—	80,836	—	—	80,836

Balances at December 31, 2006	—	—	57,527	575	485,002	—	89,758	—	(53)	575,282
Restricted shares issued	—	—	27	—	—	—	—	—	—	—
Stock-option exercises	—	—	63	1	1,024	—	—	—	—	1,025
Purchase of 58 shares of restricted common stock	—	—	—	—	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	—	—	8,600	—	—	—	—	8,600
Comprehensive income — net income	—	—	—	—		—	86,460	—	—	86,460

Balances at December 31, 2007	—	—	57,617	576	494,626	—	176,218	—	(65)	671,355
Comprehensive income:
Net income	—	—	—	—	—	—	118,952	—	—	118,952
Other comprehensive loss:
Net loss on interest rate swap and available for sale securities, net of $(1,232) tax	—	—	—	—	—	—	—	(1,955)	—	(1,955)

Comprehensive income										116,997
Restricted shares issued	—	—	135	2	—	—	—	—	—	2
Stock-option exercises	—	—	60	—	1,010	—	—	—	—	1,010
Purchase of 27 shares of restricted common stock	—	—	—	—	—	—	—	—	(53)	(53)
Purchase of shares of common stock pursuant to stock repurchase program	—	—	—	—	—	—	—	—	(47,164)	(47,164)
Share-based compensation expense	—	—	—	—	8,731	—	—	—	—	8,731

Balances at December 31, 2008	—	$—	57,812	$578	$504,367	$—	$295,170	$(1,955)	$(47,282)	$750,878

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cash from operating activities:
Net income	$118,952	$86,460	$80,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,547	16,220	10,154
Impairment of intangible assets	—	4,537	—
Amortization of deferred financing cost	2,442	752	242
Deferred tax (benefit) expense	(1,608)	(2,554)	796
Share-based compensation	8,731	8,600	5,650
Equity in earnings of unconsolidated affiliate	(433)	(357)	(309)
Tax shortfall from share awards	(283)	—	—
Minority interest	—	—	303
Write-off of deferred financing fee	—	651	5,375
Paid-in-kind (PIK) interest on subordinated notes	—	—	116
Increase (decrease) in cash equivalents (exclusive of acquisitions) due to:
Accounts receivable	(12,861)	(41,428)	(10,340)
Prepaid expenses and other current assets	(1,526)	(513)	(899)
Medical claims liability	35,634	15,144	40,133
Accounts payable, accrued expenses, and other current liabilities	6,997	(6,948)	8,214
Risk corridor payable to CMS	(20,945)	(8,755)	27,587
Deferred revenue	—	(62)	(301)
Other long-term liabilities	(1,662)	1,005	64

Net cash provided by operating activities	161,985	72,752	167,621

Cash flows from investing activities:
Purchases of property and equipment	(11,657)	(15,886)	(7,063)
Purchases of investment securities	(52,406)	(83,966)	(10,368)
Maturities of investment securities	65,317	30,616	18,283
Purchases of restricted investments	(7,410)	(6,217)	(1,810)
Maturities of restricted investments	5,857	3,700	267
Distributions received from unconsolidated affiliate	464	357	355
Acquisitions, net of cash acquired	(7,200)	(317,799)	—

Net cash used in investing activities	(7,035)	(389,195)	(336)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	300,000	—
Payments on long-term debt	(28,237)	(3,750)	(188,642)
Deferred financing costs	—	(10,610)	(932)
Proceeds from issuance of common stock	—	—	188,493
Purchases of treasury stock	(47,217)	(12)	(13)
Excess tax benefit from stock option exercised	84	2	30
Proceeds from stock options exercised	1,012	1,023	12
Funds received for the benefit of members	516,225	336,472
Funds withdrawn for the benefit of members	(638,667)	(321,035)	—
Funds received for the benefit of members, net	—	—	62,125

Net cash (used in) provided by financing activities	(196,800)	302,090	61,073

Net (decrease) increase in cash and cash equivalents	(41,850)	(14,353)	228,358
Cash and cash equivalents at beginning of year	324,090	338,443	110,085

Cash and cash equivalents at end of year	$282,240	$324,090	$338,443

See accompanying notes to consolidated financial statements.

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Supplemental disclosures:
Cash paid for interest	$17,406	$4,235	$3,504
Cash paid for taxes	$72,605	$48,797	$37,686
Capitalized tenant improvement allowances and deferred rent	$439	$3,839	—
Non-cash transactions:
Interest rate swap	$3,255	$—	$—
Issuance of common shares in exchange for minority shares	—	—	$39,784

Effect of acquisitions:

Cash purchase price	$(7,200)	$(355,000)	$—
Capitalized transaction costs	—	(2,947)	—
Cash acquired	—	40,148	—

Acquisition, net of cash received	$(7,200)	$(317,799)	$—

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business and Basis of Presentation
          HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee and Texas and offers Medicare Part D prescription drug plans to persons in 24 of the 34 CMS regions. The Company also provides management services to healthcare plans and physician partnerships.
          The Company refers to its Medicare Advantage plans, including plans providing Part D prescription drug benefits, or “MA-PD” plans, as “Medicare Advantage” plans. The Company refers to its stand-alone prescription drug plan as “PDP.” In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage.
          The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly and majority owned subsidiaries as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.
          On February 8, 2006, the Company completed an underwritten initial public offering of its common stock. See Note 9.
(b) Use of Estimates
          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial determination for liabilities related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from the Centers for Medicare and Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful lives of definite-life intangible assets, the valuation of debt securities carried at fair value and certain amounts recorded related to the Part D program. Actual results could differ from these estimates.
          Illiquid credit markets and volatile equity markets have combined to increase the uncertainty inherent in certain estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
(c) Cash Equivalents
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          Trading securities and available for sale securities are recorded at fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses (net of applicable deferred taxes) on available for sale securities are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned.
          A decline in the fair value of any held to maturity or available for sale security below cost that is deemed to be other than temporary results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in fair value subsequent to year end, and forecasted performance of the investee.
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
          Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company determines the useful life and amortization method for definite-life intangible assets based on the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. For all periods through the quarter ended September 30, 2007, the straight-line method of amortization was applied for the Medicare member network intangible asset as a better pattern could not be reliably determined based on available information. Effective October 1, 2007, the Company began applying a 17-year accelerated method of amortization for the Medicare member network intangible asset. Since the date of acquiring the member network asset in 2005, the Company tracked actual attrition rates experienced within the member network and determined as of October 1, 2007 that there was adequate historical data to make reliable estimates regarding future attrition rates for amortization purposes. Based on its review of historical attrition rates, the Company believes the accelerated method of amortization over the revised estimated life better approximates the distribution of economic benefits realized from the member network intangible asset. The use of an accelerated method prior to October 2007 would have resulted in the recognition of amortization expense that is not materially different from the amounts recognized

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
under the straight-line method used by the Company during the same periods. The Company’s accounting for this change related to the recapitalization asset resulted in incremental amortization expense of $250 during the quarter ended December 31, 2007 over the amount of expense recognized using the straight-line method in prior quarters of 2007 and did not have a material effect on the Company’s reported income before income taxes, net income, or net income per share for the quarter and year ended December 31, 2007. The Company monitors its actual attrition rates and adjusts amortization schedules accordingly when necessary. Similarly, the Company is using a 20-year accelerated method of amortization for the Medicare member network intangible acquired as part of the acquisition of Leon Medical Centers Health Plans, Inc. on October 1, 2007.
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
(i) Goodwill and Indefinite-Life Intangible Assets
          Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company has four reporting units where goodwill is reported — Alabama, Florida, Tennessee and Texas. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the assumptions including, but not limited to, the Company’s strategy and economic and market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          During the current year, the Company changed the timing of its annual goodwill and indefinite life intangibles impairment testing from December 31 to October 1. This change in accounting principle is preferable because it allows the Company to complete its annual goodwill and indefinite life intangibles impairment testing prior to its year-end closing activities. This change did not delay, accelerate, or avoid an impairment charge. The Company conducted an annual impairment test as of October 1, 2008 and concluded that the carrying value of the reporting units did not exceed their fair value. In addition, no events have occurred subsequent to the 2008 testing date which would indicate any impairment may have occurred.
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
          Medical expenses consist of claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Risk-sharing payments represent amounts paid under risk sharing arrangements with providers, including independent physician associations (see Note 12). Pharmacy costs (including Medicare Part D costs — see Note 3) represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors. Premiums the Company pays to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as reductions from medical expenses.
(k) Derivatives
          During the year ended December 31, 2008, the Company entered into two interest rate swap derivatives to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company’s objective in entering into these interest rate financial instruments is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. The Company does not use any of these instruments for trading or speculative purposes.
          Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition. All derivative financial instruments are with firms rated by national rating agencies.
          All derivatives are recognized on the balance sheet at their fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. To date, the two derivatives entered into by the Company qualify for and are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) is recorded in current-period earnings. Also, on a quarterly basis, the Company measures hedge effectiveness by completing a regression analysis comparing the present value of the cumulative change in the expected future interest to be received on the variable leg of our swap against the present value of the cumulative change in the expected future interest payments on our variable rate debt.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
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
          The Company’s Medicare premium revenue is subject to adjustment based on the health risk of our members under what is referred to as CMS’s risk adjustment payment methodology. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS adopted this payment methodology in 2003, at which time the risk adjustment methodology accounted for 10% of the premium payment to Medicare health plans, with the remaining 90% being based on demographic factors. In 2006, the portion of risk adjusted payments was 75% and in 2007, was increased to 100% which remained unchanged for 2008. The PDP payment methodology is based 100% on the risk adjustment model.
          The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). Prior to 2007, the Company was unable to estimate the impact of either of these risk adjustment settlements, and as such recorded them upon notification from CMS of such amounts. In the first quarter of 2007, the Company began estimating and recording on a monthly basis the Initial CMS Settlement, as the Company concluded it had sufficient historical experience and available risk data to reasonably estimate such amounts. In the fourth quarter of 2007, the Company estimated and recorded the Final CMS Settlement for 2007, as the Company concluded such amounts were estimable. The Final CMS Settlement for 2006 was recorded during the second quarter of 2007 when received from CMS. Premium revenue for 2007 includes both Final CMS Settlements for 2007 and 2006. As of January 2008, the Company estimates and records on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the 2008 CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the Company receives notification from CMS of such settlement amounts.
(m) Member Acquisition Costs
          Member acquisition costs consist primarily of broker commissions, incentive compensation, and advertising costs. Such costs are expensed as incurred.
(n) Fee Revenue
          Fee revenue primarily includes amounts earned by the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of three principal bases: (1) as a percentage of revenue collected by the relevant health plan; (2) as a fixed per member, per month or “PMPM” payment or percentage of revenue for members serviced by the relevant independent physician association; or (3) as fees the Company receives for offering access to its provider networks and for administrative services it offers to self-insured employers. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of the Company’s management agreements with independent physician associations, the Company receives additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense dependent upon whether the profit relates to members of one of the Company’s HMO subsidiaries.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(o) Reinsurance
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
(p) Net Income Per Common Share
          Net income per common share is measured at two levels: basic net income per common share and diluted net income per common share. Basic net income per common shares is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding after considering the dilution related to stock options and restricted stock.
(q) Share Based Compensation
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
(r) Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles (“GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
          The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Company’s financial statements.
          On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for the Company. The provisions of SFAS No. 141(R) will

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
only impact the Company if it is party to a business combination that is consummated after the pronouncement has become effective.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for the Company as of the first quarter of fiscal 2009. The adoption of this statement as of January 1, 2009 did not have a material impact on the Company’s financial statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP No. FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For the Company, this FSP will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.
(s) Reclassification
          Certain amounts in previously issued financial statements were reclassified to conform to 2008 presentations.
(2) Acquisitions
Leon Medical Centers Health Plans
          On October 1, 2007, the Company completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO which included approximately 26,000 members as of the date of acquisition by the Company. Pursuant to the Stock Purchase Agreement, the Company acquired LMC Health Plans for $355.0 million in cash and 2,666,667 shares of the Company’s common stock, $.01 par value per share, which share consideration has been deposited in escrow and will be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. (“LMC”) completes the construction of two additional medical centers in accordance with the timetable set forth in the Stock Purchase Agreement. Such escrowed shares are excluded from the computation of basic and diluted earnings per share until such time that all conditions for their release from escrow have been satisfied.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          As part of the transaction, the Company entered into an exclusive long-term provider contract (“the “Leon Medical Services Agreement”) with LMC, which operates five Medicare-only medical clinics located throughout Miami-Dade County. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at LMC Health Plans’ option. LMC Health Plans has agreed that, during the term of the agreement, LMC will be LMC Health Plans’ exclusive clinic-model provider, as defined in the agreement, in the four South Florida counties of Miami-Dade, Palm Beach, Broward, and Monroe. LMC has agreed that LMC Health Plans will be, during the term of the agreement, the exclusive HMO to whom LMC provides medical services as contemplated by the agreement in the four-county area.
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
          The primary reasons for the acquisition of LMC Health Plans were to enable the Company to expand its operations into a new market, to diversify its geographic presence, and to seek enhanced profitability and shareholder value. The acquisition of the LMC Health Plans provided the Company with an immediate and sizeable presence in the South Florida Medicare managed care market and a long-term provider contract with Leon Medical Centers, an experienced and successful clinic model provider of health services to Medicare beneficiaries. The purchase price was based upon arms-length negotiations between the Company and the sellers and resulted in a premium to the fair value of net assets acquired (including identifiable intangible assets) and, correspondingly, goodwill. Factors considered by the Company in agreeing to the purchase price included the historical and prospective membership, reimbursement rates, earnings, cash flows and growth rates of LMC Health Plans and the combined companies.
          As further described in Note 14, in connection with funding the acquisition, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement which, subject to the terms and conditions set forth therein, provided for $300.0 million in term loans and a $100.0 million revolving credit facility. The remainder of the cash purchase price was funded through available cash and cash equivalents.
          The acquisition was accounted for using the purchase method. The aggregate consideration for the acquisition was $357,947, which included $2,947 of capitalized acquisition related costs. The contingent consideration represented by the 2.7 million common shares placed in escrow are not included in the purchase price and are excluded from outstanding and issued shares on the Company’s consolidated balance sheet as management has not concluded that it is determinable beyond a reasonable doubt that the share release conditions will be met. The Company acquired $357,947 of net assets, including $169,300 of identifiable intangible assets, and goodwill of $248,178. The $169,300 of identifiable intangible assets recorded is being amortized over periods ranging from 15-20 years. All intangible assets, including goodwill, are non-deductible for income tax purposes.
          The following table summarizes the estimated fair value of the net assets acquired:

Cash	$40,148
Property and equipment	1,736
Identifiable intangible assets	169,300
Goodwill	248,178
Other assets	850

Total assets	460,212

Deferred tax liability	66,634
Other current liabilities	33,240
Long-term liabilities	2,391

Total liabilities	102,265

Net assets acquired	$357,947

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          As a result of completing negotiations with the seller regarding certain income tax matters, the Company completed the final purchase accounting for this transaction during the third quarter of 2008 which resulted in the recognition of an additional $2.0 million of goodwill and related adjustments to tax and other liability accounts.
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
Valley Baptist Health Plans
          Effective October 1, 2008, the Company acquired Medicare Advantage contracts from Valley Baptist Health Plans (“Valley Plans”), operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. The Valley Plans included approximately 2,900 members as of the acquisition date. Additional cash consideration of up to $2.0 million is potentially payable to the seller based upon membership levels retained as of April 1, 2009 and April 1, 2010. The Company accounted for this acquisition as an asset acquisition and therefore 100% of the purchase price is allocated to the identified assets acquired. The final purchase price allocation has not been completed and the purchase price has been preliminarily allocated at December 31, 2008 as follows:

Intangible assets:
Provider network	$2,707
Medicare Member Network	1,805
Accounts receivable	2,510
Other receivables	178

Assets acquired	$7,200

(3) Accounting for Prescription Drug Benefits under Part D
          The Company recognizes prescription drug costs as incurred, net of estimated rebates from drug companies. The Company has subcontracted the prescription drug claims administration to four third-party pharmacy benefit managers.
          To participate in Part D, the Company is required to provide written bids to CMS that include, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. The Company records a risk corridor receivable or payable and classifies the amount as current or long-term in the consolidated balance sheet based on the expected settlement with CMS. The liabilities on the Company’s consolidated balance sheets arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the consolidated statements of income as a reduction of premium revenue.
          Certain Part D payments from CMS represent payments for claims the Company pays for which it assumes no risk. The Company accounts for these payments as funds held for (or due for) the benefit of members on its consolidated balance sheets and as a financing activity in its consolidated statements of cash flows. The Company does not recognize premium revenue or claims expense for these payments as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.
(4) Accounts Receivable
          Accounts receivable at December 31, 2008 and 2007 consists of the following:

	2008	2007
Medicare premium receivables	$31,535	$37,777
Rebates	25,603	14,471
Due from providers	17,409	2,976
Other	1,871	5,212

	76,418	60,436
Allowance for doubtful accounts	(2,020)	(1,409)

Total	$74,398	$59,027

          Medicare premium receivables at December 31, 2008 and 2007 include $27.6 million and $35.9 million, respectively for receivables from CMS related to the accrual of retroactive risk adjustment payments. The Company expects to collect such amounts outstanding at December 31, 2008 in the second half of 2009.
          Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees. Due from providers amounts primarily include management fees receivable as well as amounts owed to the Company for the refund of certain medical expenses paid by the Company under risk sharing arrangements.
(5) Investment Securities
          There were no investment securities classified as trading as of December 31, 2008 or 2007.
          Investment securities classified as available for sale as of December 31, 2008 and 2007 consist of municipal bonds and corporate debt securities. The cost of such securities as of December 31, 2007 approximates fair value.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Investment securities available for sale classified as current assets are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Municipal bonds	$3,195	64	—	3,259

Investment securities available for sale classified as non-current assets are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Municipal bonds	24,874	262	(206)	24,930
Corporate debt securities	5,533	—	—	5,533

	$30,407	262	(206)	30,463

Investment securities held to maturity classified as current assets are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
U.S. Treasury Securities	$3,649	22	—	3,671
Municipal bonds	1,738	7	—	1,745
Government agencies	10,761	134	—	10,895
Corporate debt securities	8,602	15	(26)	8,591

	$24,750	178	(26)	24,902

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007:
U.S. Treasury Securities	$400	—	—	400
Municipal bonds	13,202	31	—	13,233
Government agencies	1,542	6	(1)	1,547
Corporate debt securities	1,450	1	(1)	1,450

	$16,594	38	(2)	16,630

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Investment securities held to maturity classified as non-current assets are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
Municipal bonds	$7,500	97	(71)	7,526
Government agencies	3,081	243	—	3,324
Corporate debt securities	9,505	85	(70)	9,520

	$20,086	425	(141)	20,370

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007:
U.S. Treasury Securities	$375	8	—	383
Municipal bonds	2,595	22	—	2,617
Government agencies	4,400	118	—	4,518
Corporate debt securities	2,735	17	(3)	2,749

	$10,105	165	(3)	10,267

There have been no realized gains or losses on maturities of investment securities for the years ended December 31, 2008, 2007 and 2006.
Maturities of investments classified as available for sale, are as follows at December 31, 2008:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$3,195	3,259
Due after one year through five years	11,618	11,847
Due after five years through ten years	5,048	5,043
Due after ten years	13,741	13,573

	$33,602	33,722

Maturities of investments classified as held to maturity are as follows at December 31, 2008:

	Amortized	Estimated
	Cost	Fair Value
Due within one year	$24,750	24,902
Due after one year through five years	17,508	17,812
Due after five years through ten years	1,582	1,511
Due after ten years	996	1,047

	$44,836	45,272

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, are as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Municipal bonds	$277	5,894	—	—	277	5,894
Government agencies	—	—	—	—	—	—
Corporate debt securities	95	10,959	1	299	96	11,258

Total	$372	16,853	1	299	373	17,152

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007, are as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Municipal bonds	$7	1,306	—	—	7	1,306
Government agencies	—	—	1	500	1	500
Corporate debt securities	4	744	1	499	5	1,243

Total	$11	2,050	2	999	13	3,049

          Municipal Bonds and Government Agencies: The unrealized gains/losses on investments in municipal bonds and government agencies were caused by interest rate changes. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(6) Property and Equipment
A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007
Furniture and equipment	$9,766	8,316
Computer hardware and software	24,732	19,536
Leasehold improvements	16,996	13,078

	51,494	40,930
Less accumulated depreciation and amortization	(24,652)	(16,814)

	$26,842	24,116

          Depreciation expense on property and equipment for the year ended December 31, 2008, 2007, and 2006 was $9,369, $6,175, and $2,626, respectively.
(7) Goodwill and Intangible Assets
Changes to goodwill during 2008 and 2007 are as follows:

Balance at December 31, 2006	$341,619
Purchase of LMC Health Plans (See Note 2)	246,163
Other	219

Balance at December 31, 2007	588,001
Acquisition of LMC Health Plans (1)	2,015

Balance at December 31, 2008	$590,016

(1)	As a result of completing negotiations with the seller regarding certain income tax matters, the Company completed the final purchase accounting for this transaction during the third quarter of 2008 which resulted in an additional $2.0 million of goodwill and related adjustments to tax and other liability accounts.
A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at December 31, 2008 and 2007 is as follows:

	2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$24,500	—	$24,500	—
Non-compete agreements	800	613	800	453
Provider networks	136,507	12,509	133,800	3,453
Medicare member networks	93,933	22,583	92,128	13,028
Commercial customer relationships	—	—	1,011	707
Management contract right	1,555	363	1,554	259

	$257,295	36,068	$253,793	17,900

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Changes to the carrying value of identifiable intangible assets during 2008 and 2007 are as follows:

Balance at December 31, 2006	$81,175
Acquisition of LMC Health Plans (See Note 2)	169,300
Amortization expense	(10,045)
Write-down of customer relationships in connection with impairment charge	(4,537)

Balance at December 31, 2007	235,893
Acquisition of Valley Plans (See Note 2)	4,512
Amortization expense	(19,178)

Balance at December 31, 2008	$221,227

The weighted-average amortization periods of the acquired intangible assets are as follow:

Weighted-Average
Amortization
Period (In Years)
Trade name	indefinite
Non-compete agreements	5.0
Provider networks	14.8
Medicare member networks	18.1
Management contract right	15.0

Total intangibles	16.1

          At December 31, 2008, all intangible assets are amortized using a straight-line method except for member network intangible assets which are amortized using an accelerated method. Also see Note 1(f).
          Amortization expense on identifiable intangible assets for the year ended December 31, 2008, 2007, and 2006, was $19,178, $10,045, and $7,528, respectively. In addition, the Company recorded a $4.5 million charge during 2007 for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership would occur as a result of its decision to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was $304 at December 31, 2007 and was fully amortized in March 2008.
Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2008 is as follows:

2009	$18,273
2010	17,450
2011	16,669
2012	16,082
2013	15,183
Thereafter	113,070

Total	$196,727

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(8) Restricted Investments
Restricted investments at December 31, 2008 and 2007 are summarized as follows:

		Gross Unrealized
		Holding
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Certificates of deposit	$6,195	16	—	6,211
Money market funds	—	—	—	—
U.S. governmental securities	5,453	146	—	5,599

Total	$11,648	162	—	11,810

December 31, 2007
Certificates of deposit	$4,334	—	—	4,334
Money market funds	1,500	—	—	1,500
U.S. governmental securities	4,261	87	—	4,348

Total	$10,095	87	—	10,182

(9) Stockholders’ Equity
Stock Repurchase Program
          In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of December 31, 2008 the Company had repurchased 2,841,182 shares of its common stock under the program in open market transactions for approximately $47.3 million, or at an average cost of $16.65 per share, and had approximately $2.7 million in remaining repurchase authority under the program.
Comprehensive Income
          Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under SFAS No. 130, “Reporting Comprehensive Income,” are recorded as an element of stockholders’ equity but are excluded from net income. For the years ended December 31, 2007 and 2006 the Company had no items of comprehensive income (loss) recorded directly to stockholders’ equity. Accordingly, comprehensive income was equivalent to net income during 2007 and 2006.
          In October 2008, the Company entered into two interest rate swap agreements, which were effective October 31, 2008 and which the Company has designated as cash flow hedges. The notional amount covered by the agreements is $100.0 million and extends until October 31, 2010. The changes in the fair value of the interest rate swaps during the year ending December 31, 2008 resulted in an other comprehensive loss of $3.3 million, or $2.0 million net of income taxes. In addition, changes in the fair value of available for sale securities during the year

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
ended December 31, 2008 resulted in unrealized gains recorded as other comprehensive income of $120, or $77 net of income taxes.
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
(10) Share Based Compensation
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
          The weighted average fair value of options granted in 2008, 2007, and 2006 is provided below. The fair value for all options as determined on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Weighted average fair value at grant date	$7.21	$9.42	$8.86
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.2 – 43.6%	34.7 – 45.0%	45.0%
Expected term	5 years	5 years	5 years
Risk-free interest rates	2.50 – 3.23%	3.93 – 4.77%	4.54 – 5.08%
          Because the Company did not have publicly traded common stock prior to 2006, the expected volatility over the term of the respective option used for 2006 option grants was based on industry peer information. During 2008 and 2007 the Company estimated a blended rate for volatility based on the Company’s actual volatility rates experienced and the volatility rates of its peer group. Additionally, because of the Company’s limited history of employee exercise patterns, the expected term assumption is based on industry peer information. The risk-free interest rate was-based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term. The Company recognized a deferred income tax benefit of approximately $3,368, $3,001, and $2,242 for the year ended December 31, 2008, 2007, and 2006, respectively, related to the share-based compensation expense. The actual tax (expense) benefit realized from stock options exercised during 2008, 2007, and 2006 was $(199), $2, and $30, respectively. There was no capitalized stock-based compensation expense in 2008, 2007, or 2006.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          Nonqualified options to purchase an aggregate of 154,442 shares of common stock were outstanding under the 2005 Stock Option Plan at December 31, 2008. These options vest and become exercisable generally over a five-year period from the date of grant. The options expire ten years from the grant date. In the event of a change in control of the Company, these options will immediately vest and become exercisable in full. No additional options may be granted under the 2005 plan.
          An analysis of stock option activity for the year ended December 31, 2008 under the Company’s stock incentive plans is as follows:

		Weighted
		Average
	Options	Exercise Price
2006 Equity Incentive Plan:
Outstanding at December 31, 2007	3,271,000	$19.82
Granted	837,564	18.72
Exercised	(58,125)	17.32
Forfeited	(276,660)	18.81

Outstanding at December 31, 2008	3,773,779	$19.64

2005 Stock Option Plan
Outstanding at December 31, 2007	155,792	$2.50
Granted	—	—
Exercised	(1,350)	2.50
Forfeited	—	—

Outstanding at December 31, 2008	154,442	$2.50

		Weighted	Weighted	Intrinsic
	Shares	Average	Average	Value	Aggregate
	Under	Exercise	Remaining	Per	Intrinsic
	Option	Price	Contractual Term	Share (1)	Value (1)
2006 Equity Incentive Plan:
Options vested and exercisable at December 31, 2008	1,431,417	$19.77	7.4 Years	$0.20	$783
Options vested and unvested expected to vest at December 31, 2008 (2)	3,605,739	19.66	7.9 Years	0.31	2,454

2005 Stock Option Plan:
Options vested and exercisable at December 31, 2008	101,443	$2.50	6.7 Years	$17.47	$1,772
Options vested and unvested expected to vest at December 31, 2008 (2)	153,752	2.50	6.7 Years	17.47	2,686

(1)	Computed per share amounts are based upon the amount by which the fair market value of the Company’s common stock at December 31, 2008 of $19.97 per share exceeded the weighted average exercise price while the aggregate value amounts are calculated using the actual exercise prices of options exercisable at the end of the period.

(2)	The Company began estimating forfeitures under SFAS No. 123R upon adoption on January 1, 2006.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $189, $412, and $84, respectively. Cash received from stock option exercises for the years ended December 31, 2008, 2007, and 2006 totaled $1,010, $1,023, and $12, respectively. Total compensation expenses related to nonvested options not yet recognized was $14,079 at December 31, 2008. The Company expects to recognize this compensation expense over a weighted average period of 2.17 years.
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
          Restricted stock awards in 2008, 2007, and 2006 were granted with a fair value equal to the market price of the Company’s common stock on the date of grant. Compensation expense related to the restricted stock awards is based on the market price of the underlying common stock on the grant date and is recorded straight-line over the vesting period, generally ranging from one to four years from the date of grant. The weighted average grant date fair value of our restricted stock awards was $19.16, $21.66, and $19.51 for the years ended December 31, 2008, 2007, and 2006, respectively.
          During the year ended December 31, 2008, the Company granted 108,895 shares of restricted stock to employees pursuant to the 2006 Plan, 105,987 of which were outstanding at December 31, 2008. The restrictions relating to the restricted stock awards made in 2008 lapse with respect to 50% of the shares on the second anniversary of the grant date and with respect to 25% of the shares on each of the third and fourth anniversaries of the grant date.
          During the year ended December 31, 2008, the Company awarded 29,130 shares of restricted stock to non-employee directors pursuant to the 2006 Plan, all of which were outstanding at December 31, 2008. The restrictions relating to the restricted stock awarded in 2008 lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited. For purposes of stock compensation expense calculations, the Company assumes vesting of 100% of the restricted stock awards to non-employee directors over the one-year period.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested restricted stock at December 31, 2007	634,966	$2.72
Granted	138,025	19.16
Vested	(341,620)	3.38
Cancelled / Repurchased by the Company	(30,072)	5.39

Nonvested restricted stock at December 31, 2008	401,299	$7.67

          The fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $1,156, $1,025 and $1,128, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $2,038 at December 31, 2008. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.5 years. There are no other contractual terms covering restricted stock awards under the 2006 Plan once the vesting restrictions have lapsed.
Share-Based Compensation
          Share-based compensation is included in selling, general and administrative expense. Share-based compensation for the years ended December 31, 2008, 2007, and 2006 consisted of the following:

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Year ended December 31, 2008	$1,472	$7,259	$8,731

Year ended December 31, 2007	$1,454	$7,146	$8,600

Year ended December 31, 2006	$951	$4,699	$5,650

(11) Net Income Per Common Share
          The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted, for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Numerator:
Net income available to common stockholders	$118,952	$86,460	$78,815

Denominator:
Weighted average common shares outstanding — basic	55,904,246	57,249,252	54,617,744
Dilutive effect of stock options	85,418	92,625	96,360
Dilutive effect of unvested shares	15,438	6,319	6,269

Weighted average common shares outstanding — diluted	56,005,102	57,348,196	54,720,373

Net income per share available to common stockholders:
Basic	$2.13	$1.51	$1.44

Diluted	$2.12	$1.51	$1.44

          Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options on 3.8 million shares, 3.3 million shares, and 2.7 million shares were antidilutive and therefore excluded from the computation of EPS for the years ended December 31, 2008, 2007, and 2006, respectively.
          As discussed in Note 2 — “Acquisitions”, approximately 2.7 million shares of common stock held in escrow are excluded from the computation of basic and diluted earnings per share until such time that all conditions for their release from escrow have been satisfied.
(12) Related Party Transactions
Renaissance Physician Organization
          Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly owned HMO management subsidiaries, and 14 affiliated independent physician associations, comprised of over 1,000 physicians providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to members of its Medicare Advantage plan. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations. Both agreements have ten year terms that expire on December 31, 2014 and automatically renew for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competing with Texas HealthSpring, LLC’s Medicare Advantage plan.
          For the years ended December 31, 2008, 2007, and 2006, GulfQuest L.P. earned management and other fees from RPO of approximately $18,883, $16,313, and $15,630, respectively. These amounts are reflected in management and other fee income in the accompanying consolidated statements of income.
          Texas HealthSpring, LLC incurred medical expense to RPO of approximately $126,583, $109,489, and $99,459 for the years ended December 31, 2008, 2007, and 2006, respectively, related to medical services provided to its members by RPO. The 50%/50% risk sharing mechanism with respect to the common membership pool of RPO and Texas HealthSpring, LLC resulted in the Company accruing for amounts to RPO of approximately $2,934, $4,204, and $5,910 for the years ended December 31, 2008, 2007 and 2006, respectively. GulfQuest, L.P.’s 25% share of RPO’s profits were approximately $12,907, $10,285, and $10,494 for those same respective periods. These amounts are reflected as components of medical expense in the accompanying consolidated statements of income. Amounts payable from the Company’s subsidiaries to RPO in connection with these various relationships were $3,937 and $4,123 as of December 31, 2008 and 2007, respectively.
Transaction Involving Herbert A. Fritch
          In December 2007, Herbert A. Fritch, the Company’s Chairman of the Board of Directors, and Chief Executive Officer, acquired a 15.8% membership interest in Predators Holdings, LLC (“Predators Holdings”), the owner of the Nashville Predators National Hockey League team. In addition, in December 2007 Mr. Fritch loaned Predators Holdings $2,000 and, in January 2009, collateralized a letter of credit in the amount of $3,400 in favor of Predators Holdings. Mr. Fritch is a member of the executive committee of Predators Holdings. A subsidiary of Predators Holdings manages the Sommet Center in Nashville, Tennessee where the hockey team plays its home games. The Company is a party to a suite license agreement with another subsidiary of Predators Holdings pursuant to which the company leases a suite for Predators games and other functions. In 2008 and 2007, the Company paid $135 and $130,

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
respectively, under the license agreement for the use of the suite (including 16 tickets, but not food and beverage concessions, for each Predators’ home game).
Transaction Involving Benjamin Leon, Jr.
          On October 1, 2007, the Company completed the acquisition of all the outstanding capital stock of LMC Health Plans (see Note 2). Prior to the closing, Benjamin Leon, Jr., who was subsequently elected as a director of the Company, owned a majority of LMC Health Plans’ outstanding capital stock.
Medical Services Agreement
          On October 1, 2007, LMC Health Plans entered into the Leon Medical Services Agreement with LMC pursuant to which LMC provides or arranges for the provision of certain medical services to LMC Health Plans’ members. The Leon Medical Services Agreement is for an initial term of approximately ten years with an additional five-year renewal term at LMC Health Plans’ option. Mr. Leon is the majority owner and chairman of the board of directors of LMC.
          Payments for medical services under the Leon Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. Payments made to LMC by the Company for medical services for the year ended December 31, 2008 were $138,907, and from October 1, 2007 to December 31, 2007 were $28,895. There is also a sharing arrangement with regard to LMC Health Plans’ annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 81.0% during the term of the agreement. The Company had accrued $11,474 and $787 for amounts due from LMC under the Leon Medical Services Agreement at December 31, 2008 and 2007, respectively.
Office Space Agreement
          On October 1, 2007, LMC Health Plans entered into an Office Space Agreement with LMC whereby LMC Health Plans is permitted to use certain space under lease by LMC. In lieu of reimbursing LMC for its portion of the leased space, LMC Health Plans paid the landlord directly. Such lease expense totaled $736 and $127 for the years ending December 31, 2008 and 2007 respectively. The Office Space Agreement terminated on December 31, 2008.
Other
          At December 31, 2008 and 2007, the Company had current assets (long term liabilities) of $753 and ($5,047), respectively recorded on its consolidated balance sheets for amounts due from (owed to) the sellers of LMC Health Plans under working capital settlement provisions included in the Stock Purchase Agreement.
(13) Lease Obligations
          The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally contain renewal options of five years. For the years ended December 31, 2008, 2007, and 2006, the Company recorded lease expense of $7,569, $6,371, and $5,108, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Future non-cancellable payments under these lease obligations as of December 31, 2008 are as follows:

2009	$7,401
2010	6,957
2011	4,059
2012	3,723
2013	3,301
Thereafter	5,634

$31,075

(14) Long-Term Debt
     Long-term debt at December 31, 2008 and 2007 consists of the following:

	2008	2007
Senior secured term loan	$268,013	$296,250
Less: current portion of long-term debt	(32,277)	(18,750)

Long-term debt, less current portion	$235,736	$277,500

          In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility.
          Proceeds from the $300.0 million in term loans, together with the Company’s available cash on hand, were used to fund the acquisition of LMC Health Plans and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of December 31, 2008. As a result of covenant restrictions, available borrowings under the credit facility at December 31, 2008 were limited to $95.0 million.
          Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or the London InterBank Offered Rate (“LIBOR”) plus, in each case, an applicable margin (initially 250 basis points for LIBOR advances) depending on the Company’s debt-to-EBITDA leverage ratio. The LIBOR rate plus the applicable margin as of December 31, 2008 was 5.56%. The Company also pays commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on the Company’s leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
          The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Agreement. The Company expects to make a prepayment in the amount of $2.3 million on or before April 15, 2009 under such excess cash flow provisions. Such prepayment amount is included in the current portion of long-term debt outstanding at December 31, 2008.
          In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $268.0 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contain an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 22 for a discussion of fair value accounting related to the swap agreements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          The term loans are payable in quarterly principal installments. Maturities of long-term debt under the Credit Agreement are as follows:

2009	$32,277
2010	32,146
2011	75,007
2012	128,583

$268,013

          The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and the Company’s excess cash flow (as defined in the Credit Agreement), are required to be used to make prepayments in respect of loans outstanding under the Credit Agreement.
          Loans under the Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-HMO subsidiaries, including a pledge by the Company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries.
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
          In connection with entering into the Credit Agreement, the Company incurred financing costs of approximately $10.6 million which were recorded in the fourth quarter of 2007. These costs have been deferred and are being amortized over the term of the debt agreement using the interest method. The unamortized balance of such costs at December 31, 2008 totaled $7.6 million, and is included in other assets on the accompanying consolidated balance sheet.
(15) Medical Claims Liability
The Company’s medical claims liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Medicare medical liabilities	$126,208	$116,048
Commercial medical liabilities	554	3,415
Pharmacy liabilities	63,382	35,047

Total	$190,144	$154,510

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          Medical claims liability represents the liability for services that have been performed by providers for the Company’s Medicare Advantage and commercial HMO members. The liability includes medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. The IBNR component is based on the Company’s historical claims data, current enrollment, health service utilization statistics, and other related information.
          The following table presents the components of the medical claims liability as of the dates indicated:

	December 31,
	2008	2007
Incurred but not reported (IBNR)	$97,364	$97,237
Reported claims	92,780	57,273

Total medical claims liability	$190,144	$154,510

          The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. The liability includes estimates of premium deficiencies. At December 31, 2008 and 2007, the Company determined that no premium deficiency liabilities were required.
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
          The following table provides a reconciliation of changes in the medical claims liability for the Company for the years ended December 31, 2008, 2007 and 2006:

	2008		2007	2006
Balance at beginning of period	$154,510		$122,778	$82,645
Acquisition of LMC Health Plans	—		16,588	—

Incurred related to:
Current period	1,719,522	(1)	1,245,271	1,017,100
Prior period (2)	(11,631)		(19,278)	(8,574)

Total incurred	1,707,891		1,225,993	1,008,526

Paid related to:
Current period	1,531,629		1,108,949	894,684
Prior period	140,628		101,900	73,709

Total paid	1,672,257		1,210,849	968,393

Balance at the end of the period	$190,144		$154,510	$122,778

(1)	Approximately $10.1 million paid to providers under risk sharing and capitation arrangements related to 2007 premiums is excluded from the amount in the 2008 incurred related to prior period amount below because it does not relate to fee-for-service medical claims estimates and is included in the incurred related to current period amounts. Most of this amount is the result of approximately $29.3 million of additional retroactive risk adjustment premium payments recorded in 2008 that relate to 2007 premiums (see — “Risk Adjustment Payments”). Similar type amounts in prior periods are presented in a manner consistent with 2008 and were not significant.

(2)	Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(16) Income Taxes
Income tax expense consists of the following for the periods presented:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$65,401	$48,232	$39,836
State and local	3,719	2,617	3,179

Total current provision	69,120	50,849	43,015

Deferred:
Federal	(1,708)	(2,860)	1,337
State and local	100	306	(541)

Total deferred provision	(1,608)	(2,554)	796

Total provision for income taxes	$67,512	$48,295	$43,811

          A reconciliation of the U.S. federal statutory rate (35%) to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2008	2007	2006
U.S. Federal statutory rate on income before income taxes	$65,263	$47,164	$43,626
State income taxes, net of federal tax effect	2,482	1,900	1,715
Permanent differences	(240)	(345)	(162)
Change in valuation allowance	3	(128)	(128)
Other	4	(296)	(1,240)

Income tax expense	$67,512	$48,295	$43,811

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax assets:
Medical claims liabilities, principally due to medical loss liability discounted for tax purposes	$1,245	$1,018
Property and equipment	1,305	451
Accrued compensation, including share-based compensation	12,988	4,631
Allowance for doubtful accounts	714	498
Federal net operating loss carryover	1,859	1,906
State net operating loss carryover	18	995
Interest rate swap (other comprehensive loss)	1,274	—
Other liabilities and accruals	958	631

Total gross deferred tax assets	20,361	10,130
Less valuation allowance	(330)	(327)

Deferred tax assets	20,031	9,803

Deferred tax liabilities:
Intangible assets	(94,460)	(98,060)
Unrealized gains from available for sale securities (other comprehensive income)	(42)	—
Accrued compensation, due to timing of deduction	(1,403)	—
Revenue, due to timing of income inclusion	(9,543)	—

Total net deferred tax liabilities	$(85,417)	$(88,257)

          The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2008 and 2007 were $4,198 and $2,295, respectively. Non-current deferred tax liabilities at December 31, 2008 and 2007 were $89,615 and $90,552, respectively.
          The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2008 and 2007, the Company carried a valuation allowance against deferred tax assets of $330 and $327, respectively. To the extent the valuation allowance is reduced that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. As of December 31, 2008, the Company had $327 of valuation allowance remaining from the 2005 recapitalization which could potentially result in future reductions to goodwill.
          The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future tax income are approximately $5.3 million and $5.4 million at December 31, 2008 and 2007, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2009 through 2022. State net operating loss carryforwards at December 31, 2008 and 2007 are approximately $0.4 million and $23.6 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2020 through 2023. In addition, the Company has alternative minimum tax credits which do not have an expiration date.
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
          Income taxes payable of $2,938 and $4,904 at December 31, 2008 and 2007, respectively, are included in other current liabilities on the Company’s consolidated balance sheets. In addition, income taxes payable of $1,183 and $405 at December 31, 2008 and 2007, respectively, are included in other long-term liabilities on the Company’s consolidated balance sheets. The increase in other long-term liabilities relates to the finalization of certain tax matters associated with the acquisition of LMC Health Plans which were recorded through goodwill, as well as certain FIN 48 matters.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Unrecognized tax benefits balance at beginning of year	$405	$740
Increases in tax positions for prior years	17	12
Decreases in tax positions for prior years	—	(80)
Increases in tax positions for current year	90	90
Settlements	—	—
Lapse of statute of limitations	(107)	(357)

Unrecognized tax benefits balance at end of year	$405	$405

          The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the condensed consolidated statements of income. Accrued interest and penalties were approximately $0.1 million as of December 31, 2008 and December 31, 2007. The Company had net unrecognized tax benefits of $0.3 million as of December 31, 2008 and December 31, 2007, respectively, all of which, if recognized, would favorably affect the Company’s effective income tax rate. In addition, the Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.
          In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2005 through 2007. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations. There are currently no federal or state audits in process.
(17) Retirement Plans
          The cost of the Company’s defined contribution plans during the years ended December 31, 2008, 2007 and 2006 was $2,438, $1,666 and $1,118, respectively. Amounts include the costs for contributions made by LMC Health Plans since October 1, 2007, the date the Company acquired LMC Health Plans. Employees are always 100% vested in their contributions and vest in employer contributions at a rate of 50% after the first two years of service and 100% after the third year of service. Effective January 1, 2009, employees will be 100% vested in employer contributions after two years of service.
(18) Segment Information
     Beginning with the year ended December 31, 2008, the Company began reporting its business as managed in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Other. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of the Company’s commercial health plan business. The Commercial segment was insignificant as of December 31, 2008 as a result of the non-renewal of coverage during 2007 and 2008 by employer groups in Tennessee, which was expected. The Other segment consists primarily of corporate expenses not allocated to the other reportable segments. The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which aggregates products with similar economic characteristics. These

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
characteristics include the nature of customer groups as well as pricing and benefits. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
     The accounting policies of each segment are the same and are described in Note 1. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). The Company has not historically allocated certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to our segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
     Revenue includes premium revenue, management and other fee income, and investment income.
     Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
     Financial data by reportable segment for the years ended December 31 is as follows:

	MA-PD	PDP	Commercial	Other	Total
Year ended December 31, 2008
Revenue	$1,913,945	$268,708	$5,144	$523	$2,188,320
EBITDA	283,136	15,099	(2)	(64,098)	234,135
Depreciation and amortization expense	23,512	12	—	5,023	28,547

Year ended December 31, 2007
Revenue	$1,407,763	$118,926	$46,648	$1,788	$1,575,125
EBITDA	193,469	12,410	5,912	(48,813)	162,978
Depreciation and amortization expense	12,488	—	—	3,732	16,220

Year ended December 31, 2006
Revenue	$1,086,580	$101,382	$120,504	$496	$1,308,962
EBITDA	137,208	22,057	8,465	(24,234)	143,496
Depreciation and amortization expense	9,409	—	—	745	10,154
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the years ended December 31 is as follows:

	2008	2007	2006
EBITDA	$234,135	$162,978	$143,496
Income tax expense	(67,512)	(48,295)	(43,811)
Interest expense	(19,124)	(7,466)	(8,695)
Depreciation and amortization	(28,547)	(16,220)	(10,154)
Impairment of intangible assets	—	(4,537)	—

Net Income	$118,952	$86,460	$80,836

(19) Statutory Capital Requirements
          The HMOs are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2008, the statutory minimum net worth requirements and actual statutory net worth were $17,537 and $93,812 for the Tennessee HMO; $1,112 and $44,350 for the Alabama HMO; $7,474 and $10,989 for the Florida HMO; and $29,541 (at 200% of authorized control level) and $62,523 for the Texas HMO, and $40 and $7,713 for the accident and health subsidiary,

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
respectively. Each of these subsidiaries were in compliance with applicable statutory requirements as of December 31, 2008. Notwithstanding the foregoing, the state departments of insurance can require the Company’s HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members. In addition, as a condition to its approval of the LMC Health Plans acquisition, The Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
          The HMOs are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2008, $341.0 million of the Company’s $372.4 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO subsidiaries and subject to these dividend restrictions.
(20) Commitments and Contingencies
          The Company is from time to time involved in routine legal matters and other claims incidental to its business, including employment-related claims, claims relating to the Company’s relationships with providers and members, and claims relating to marketing practices of sales agents that are employed by, or independent contractors to, the Company. When it appears probable in management’s judgment that the Company will incur monetary damages in connection with any claims or proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. Although there can be no assurances, the Company does not believe that the resolution of such routine matters and other incidental claims, taking into account accruals and insurance, will have a material adverse effect on the Company’s consolidated financial position or results of operations.
          The Company and its health plans are subject to periodic and routine audits by federal and state regulatory authorities. In connection with its recent study of risk score coding practices by Medicare Advantage plans, CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices. The Company’s Tennessee Medicare Advantage plan has been selected by CMS for a review of 2006 risk adjustment data used to determine 2007 premium rates, which the Company currently expects to begin in early 2009. CMS has indicated that payment adjustments will not be limited to risk scores for the specific beneficiaries for which errors are found but may be extrapolated to the entire plan. There can be no assurance that the Company’s other plans will not be randomly selected or targeted for review by CMS or, in the event that a plan is selected for a review, that the outcome of such a review will not result in a material impact to the Company’s results of operations and cash flows.
(21) Concentrations of Business and Credit Risks
          The Company’s primary lines of business, operating health maintenance organizations and managing independent physician associations, are significantly impacted by healthcare cost trends.
          The healthcare industry is impacted by health trends as well as being significantly impacted by government regulations. Changes in government regulations may significantly affect management’s medical claims estimates and the Company’s performance.
          Approximately 99.8% and 97.0% of the Company’s premium revenue in 2008 and 2007, respectively, was derived from a limited number of contracts with CMS, which are renewable annually and are terminable by CMS in the event of material breach or a violation of relevant laws or regulations. In addition, substantially all of the Company’s membership in its stand-alone PDP results from automatic enrollment by CMS of members in CMS regions where the Company’s Part D premium bid is below the relevant benchmark. If future Part D premium bids are not below the benchmark, or the Company violates relevant laws, regulations or program requirements relating to Part D, CMS may not assign additional PDP members to the Company and may reassign PDP members previously assigned to the Company.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and derivatives and receivables generated in the ordinary course of business. Investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. The Company seeks to manage any credit risk associated with derivatives through the use of counterparty diversification and monitoring of counterparty financial condition. Receivables include premium receivables from CMS for estimated retroactive risk adjustment payments, premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of members under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements and management services arrangements. The Company had no significant concentrations of credit risk at December 31, 2008.
(22) Fair Value of Financial Instruments
          The Company’s 2008 and 2007 consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the investment securities and restricted investments as determined generally by quoted market prices are presented at Notes 5 and 8. The fair value of the Company’s long-term debt (including the current portion) was $251.9 million at December 31, 2008 and consists solely of non-tradable bank debt. The carrying value of our debt at December 31, 2007 was estimated by management to approximate fair value based upon the terms and nature of the obligations.
          The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at fair value. The fair value of the Company’s interest rate swaps at December 31, 2008 reflected a liability of approximately $3.3 million and is included in other long term liabilities in the accompanying consolidated balance sheet.
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
          When quoted prices in active markets for identical assets are available, the Company uses these quoted market prices to determine the fair value of financial assets and classifies these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, the Company obtains the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices for similar assets were not available, the Company would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.
          The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment securities: available for sale	$—	$33,722	$—	$33,722

Liabilities
Derivative — interest rate swaps	$—	$3,255	$—	$3,255

     The fair values of the Company’s available for sale securities is determined by pricing models developed using market data as provided by a third party vendor. The fair value of our interest rate swaps is determined from a discounted cash flow analysis based on the terms of the contract and the interest rate curve as provided by a third party vendor.
(23) Quarterly Financial Information (unaudited)
          Quarterly financial results may not be comparable as a result of many variables, including non-recurring items and changes in estimates for medical claims liabilities, risk adjustment payments from CMS, and certain amounts related to the Part D program.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Selected unaudited quarterly financial data in 2008 and 2007 is as follows:

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Total revenues	$552,709 (1)	566,874 (1)	527,899	540,838
Income before income taxes	32,976	63,163	45,995	44,330
Net income	21,058	40,222	29,360	28,312

Income per share — basic	$0.37	0.72	0.53	0.51
Income per share — diluted	$0.37	0.72	0.53	0.51

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$356,338	383,730 (2)	366,500	468,557 (2)
Income before income taxes	22,074	36,764	34,939	40,978
Net income	14,090	23,802	22,365	26,203

Income per share — basic	$0.25	0.42	0.39	0.46
Income per share — diluted	$0.25	0.42	0.39	0.46

(1)	Revenue for the quarter ended March 31 and June 30, 2008 includes $12.0 million and $17.3 million, respectively, for the Final CMS Settlement associated with the 2007 Medicare plan year for which the Company received notification from CMS of such amounts in the second quarter of 2008.

(2)	Revenue for the quarter ended June 30, 2007 includes $15.5 million for the Final CMS Settlement associated with the 2006 Medicare plan year for which the Company received notification from CMS of such amounts in the second quarter of 2007. Revenue for the quarter ended December 31, 2007 includes the accrual of $23.0 million for estimated Final CMS Settlement for the 2007 Medicare plan year.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING,
INC. (PARENT ONLY)
BALANCE SHEETS
December 31, 2008 and 2007
(in thousands)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,483	$23,159
Prepaid expenses and other current assets	2,097	641
Deferred tax assets	—	95

Total current assets	10,580	23,895
Investment in subsidiaries	985,990	922,571
Property and equipment, net	5,552	11,471
Intangible assets, net	187	347
Deferred financing fee	7,550	9,992
Deferred tax assets	5,538	3,758
Due from subsidiaries	20,439	5,832

Total assets	$1,035,836	$977,866

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other	$11,347	$9,125
Current portion of long-term debt	32,277	18,750
Deferred tax liabilities	634	—

Total current liabilities	44,258	27,875
Deferred rent and other long-term liabilities	4,964	1,136
Long-term debt, less current portion	235,736	277,500

Total liabilities	284,958	306,511

Stockholders’ equity:
Common stock	578	576
Additional paid in capital	504,367	494,626
Retained earnings	295,170	176,218
Accumulated other comprehensive loss, net	(1,955)	—
Treasury stock	(47,282)	(65)

Total stockholders’ equity	750,878	671,355

Total liabilities and stockholders’ equity	$1,035,836	$977,866

See accompanying report of independent registered public accounting firm.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING,
INC. (PARENT ONLY)
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenue:
Investment income	$485	$1,725	$478

Total revenue	485	1,725	478

Operating expenses:
Salaries and benefits	20,200	15,249	13,401
Administrative expenses	12,790	12,237	9,026
Depreciation and amortization	4,018	3,480	746
Interest expense	19,118	7,465	330

Total operating expenses	56,126	38,431	23,503

Loss before equity in subsidiaries’ earnings and income taxes	(55,641)	(36,706)	(23,025)
Equity in subsidiaries’ earnings	153,522	108,897	93,591

Income before income taxes	97,881	72,191	70,566
Income tax benefit	21,071	14,269	10,270

Net income	118,952	86,460	80,836
Preferred dividends	—	—	(2,021)

Net income available to common stockholders	$118,952	$86,460	$78,815

See accompanying report of independent registered public accounting firm.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING,
INC. (PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$118,952	$86,460	$80,836

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,018	3,480	745
Equity in subsidiaries’ earnings	(153,522)	(108,897)	(93,591)
Distributions and advances from/(to) subsidiaries, net	83,453	18,613	(124,193)
Share-based compensation	3,860	4,236	5,650
Deferred taxes	(1,051)	(824)	(4,294)
Amortization of deferred financing cost	2,442	752	130
Write-off of deferred financing fee	—	651	—
Tax shortfall from stock award transactions	(283)	—	—
Increase (decrease) due to change in:
Prepaid expenses and other current assets	(726)	147	1,793
Accounts payable, accrued expenses, and other current liabilities	1,691	828	4,953
Other long-term liabilities	1,796	907	229

Net cash provided by (used in) operating activities	60,630	6,353	(127,742)

Cash flows from investing activities:
Purchase of property and equipment	(948)	(10,199)	(4,950)
Acquisitions, net of cash acquired	—	(317,799)	—

Net cash provided by (used in) investing activities	(948)	(327,998)	(4,950)

Cash flows from financing activities:
Proceeds from issuance of debt	—	300,000	—
Payments on debt	(28,237)	(3,750)	—

Proceeds from issuance of common and preferred stock	—	—	188,493
Deferred financing costs	—	(10,610)	(932)
Purchase of treasury stock	(47,217)	(12)	(13)
Proceeds from stock options exercised	1,012	1,023	12
Tax benefit from stock options exercised	84	2	30

Net cash(used in) provided by financing activities	(74,358)	286,653	187,590

Net (decrease) increase in cash and cash equivalents	(14,676)	(34,992)	54,898
Cash and cash equivalents at beginning of year	23,159	58,151	3,253

Cash and cash equivalents at end of year	$8,483	$23,159	$58,151

See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our senior management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of December 31, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Information with respect to the directors of the Company, set forth in the Company’s definitive proxy statement, to be filed with the SEC on or before April 9, 2009 for the Company’s 2009 Annual Meeting of Stockholders to be held on or about May 19, 2009 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”
          Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
          Information with respect to our code of ethics, set forth in the Proxy Statement under the caption “Corporate Governance — Code of Business Conduct and Ethics,” is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
          Information with respect to the fees paid to and services provided by our independent registered public accounting firm, set forth in the Proxy Statement under the caption “Fees Billed to the Company by KPMG LLP During 2008 and 2007,” is incorporated herein by reference.
          Information with respect to our audit committee and audit committee financial expert, set forth in the Proxy Statement under the caption “Corporate Governance-Board Committee Composition,” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	All financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements on page 69 of this report.

(2)	All financial statement schedules required to be filed as part of this report are listed in the Index to Financial Statements on page 69 of this report.

(3)	Exhibits — See Index to Exhibits at end of this report, which is incorporated herein by reference.
(b)	Exhibits

See the Index to Exhibits at end of this report, which is incorporated herein by reference.

(c)	Financial Statements

We are filing as part of this report the financial schedule listed on the index immediately preceding the financial statements in Item 8 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: February 25, 2009	By:	/s/ Kevin M. McNamara
Name: Kevin M. McNamara
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

Herbert A. Fritch
/s/ Kevin M. McNamara	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

Kevin M. McNamara

/s/ Bruce M. Fried	Director	February 25, 2009

Bruce M. Fried

/s/ Robert Z. Hensley	Director	February 25, 2009

Robert Z. Hensley

/s/ Benjamin Leon, Jr.	Director	February 25, 2009

Benjamin Leon, Jr.

/s/ Sharad Mansukani	Director	February 25, 2009

Sharad Mansukani

/s/ Russell K. Mayerfeld	Director	February 25, 2009

Russell K. Mayerfeld

/s/ Joseph P. Nolan	Director	February 25, 2009

Joseph P. Nolan

/s/ Martin S. Rash	Director	February 25, 2009

Martin S. Rash

INDEX TO EXHIBITS

Exhibits	Description
3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (1)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3
Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose names appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (1)

4.4	Registration Rights Agreement, dated as of October 1, 2007, by and between HealthSpring, Inc. and the former stockholders of Leon Medical Centers Health Plans, Inc. (2)

10.1	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement* (1)

10.2	HealthSpring, Inc. 2005 Stock Option Plan* (1)

10.3	Form of Non-Qualified Stock Option Agreement (Option Plan)* (1)

10.4	HealthSpring, Inc. 2006 Equity Incentive Plan, as amended* (3)

10.5	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)* (4)

10.6	Form of Incentive Stock Option Agreement (Equity Incentive Plan)* (4)

10.7	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)* (5)

10.8	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)* (4)

10.9	HealthSpring Inc. Amended and Restated 2008 Management Stock Purchase Plan*

10.10	Form of Restricted Stock Award Agreement (Management Stock Purchase Plan )*

10.11	Non-Employee Director Compensation Policy* (6)

Exhibits	Description
10.12	Amended and Restated Employment Agreement between Registrant and Herbert A. Fritch* (1)

10.13	Amended and Restated Employment Agreement between Registrant and Kevin M. McNamara* (1)

10.14	Employment Agreement between Registrant and Gerald V. Coil* (7)

10.15	Form of Indemnification Agreement (1)

10.16
Stock Purchase Agreement, dated August 9, 2007, by and among Leon Medical Centers Health Plans, Inc., the stockholders of Leon Medical Centers Health Plans, Inc., as sellers, NewQuest, LLC, as buyer, and HealthSpring, Inc. (8)

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

10.19	Contract H4454 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (renewed effective as of January 1, 2009) (1)

10.20	Contract H4513 between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC (renewed effective as of January 1, 2009) (1)

10.21	Contract H0150 between Centers for Medicare & Medicaid Services and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2009) (1)

10.22	Contract H1415 between Centers for Medicare & Medicaid Services and HealthSpring of Illinois (renewed effective as of January 1, 2009) (1)

10.23	Contract H4407 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (d/b/a HealthSpring of Mississippi) (renewed effective as of January 1, 2009) (1)

10.24	Contract H5410 between Centers for Medicare & Medicaid Services and HealthSpring of Florida, Inc. (f/k/a Leon Medical Centers Health Plans, Inc.) (renewed effective as of January 1, 2009) (9)

10.25	Amended and Restated IPA Services Agreement dated March 1, 2003 by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (1)

10.26	Full-Service Management Agreement dated April 16, 2001 by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (1)

10.27	Agreement dated May 28, 1993 between Baptist Hospital, Inc. and DST Health Solutions, Inc. (f/k/a CSC Healthcare Systems, Inc.), as amended (1)

10.28	Master Service Agreement dated June 13, 2003 between OAO HealthCare Services, Inc. and TexQuest, LLC, on behalf of GulfQuest, L.P. (1)

10.29	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2009) (10)

Exhibits	Description
10.30	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and Texas HealthSpring I, LLC (renewed effective as of January 1, 2009) (10)

10.31	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring, Inc. d/b/a HealthSpring of Mississippi (renewed effective as of January 1, 2009) (10)

10.32	Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring, Inc. d/b/a HealthSpring of Illinois (renewed effective as of January 1, 2009) (10)

10.33
Stand-Alone PDP Contract between Centers for Medicare & Medicaid Services and HealthSpring of Florida, Inc. (f/k/a Leon Medical Centers Health Plans, Inc.) (renewed effective as of January 1, 2009) (9)

10.34
Novation Agreement for Change of Ownership of a Medicare Prescription Drug Plan Line of Business, dated as of December 12, 2007, by and among Texas HealthSpring I, LLC, HealthSpring of Tennessee, Inc., and the Centers for Medicare and Medicaid Services (9)

18.1	KPMG LLP letter regarding preferability of change in method for Annual Impairment Testing of goodwill and indefinite life intangibles

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of attorney (included on the signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract, or arrangement.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 128939), filed October 11, 2005, as amended.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 4, 2007.

(3)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed May 14, 2007.

(4)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed November 2, 2007.

(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2008.

(6)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007.

(7)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2006.

(8)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed August 14, 2007.

(9)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed February 29, 2008.

(10)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed March 31, 2006.