Form 10-Q
period 2009-03-31
HealthSpring, Inc.
filed 2009-05-01
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑                                 No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                 No ☐
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
Yes ☐                                 No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 29, 2009

Common Stock, Par Value $0.01 Per Share	57,520,937 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$304,863	$282,240
Accounts receivable, net	102,725	74,398
Investment securities available for sale	3,705	3,259
Investment securities held to maturity	31,796	24,750
Funds due for the benefit of members	38,801	40,212
Deferred income taxes	5,093	4,198
Prepaid expenses and other	8,060	6,560

Total current assets	495,043	435,617
Investment securities available for sale	28,015	30,463
Investment securities held to maturity	24,595	20,086
Property and equipment, net	26,786	26,842
Goodwill	590,016	590,016
Intangible assets, net	216,514	221,227
Restricted investments	12,150	11,648
Risk corridor receivable from CMS	13,003	—
Other	13,102	8,878

Total assets	$1,419,224	$1,344,777

Liabilities and Stockholders’ Equity

Current liabilities:
Medical claims liability	$211,818	$190,144
Accounts payable, accrued expenses and other current liabilities	38,501	35,050
Risk corridor payable to CMS	2,108	1,419
Current portion of long-term debt	28,724	32,277

Total current liabilities	281,151	258,890
Deferred income taxes	87,861	89,615
Long-term debt, less current portion	229,792	235,736
Funds held for the benefit of members	35,524	—
Other long-term liabilities	10,210	9,658

Total liabilities	644,538	593,899

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 58,049,244 shares issued and 54,854,269 outstanding at March 31, 2009, 57,811,927 shares issued and 54,619,488 outstanding at December 31, 2008	580	578
Additional paid in capital	507,324	504,367
Retained earnings	315,782	295,170
Accumulated other comprehensive loss, net of tax	(1,667)	(1,955)
Treasury stock, at cost, 3,194,975 shares at March 31, 2009 and 3,192,439 shares at December 31, 2008	(47,333)	(47,282)

Total stockholders’ equity	774,686	750,878

Total liabilities and stockholders’ equity	$1,419,224	$1,344,777

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Premium revenue	$634,596	$540,890
Management and other fees	9,969	7,008
Investment income	1,550	4,811

Total revenue	646,115	552,709

Operating expenses:
Medical expense	529,600	444,182
Selling, general and administrative	72,250	62,899
Depreciation and amortization	7,524	7,248
Interest expense	4,281	5,404

Total operating expenses	613,655	519,733

Income before income taxes	32,460	32,976
Income tax expense	(11,848)	(11,918)

Net income	$20,612	$21,058

Net income per common share:
Basic	$0.38	$0.37

Diluted	$0.38	$0.37

Weighted average common shares outstanding:
Basic	54,481,835	56,861,343

Diluted	54,781,391	56,962,521

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$20,612	$21,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,524	7,248
Stock-based compensation	2,904	2,356
Amortization of deferred financing cost	616	598
Equity in earnings of unconsolidated affiliate	(51)	(101)
Deferred tax benefit	(2,769)	(1,808)
Increase (decrease) in cash due to:
Accounts receivable	(33,116)	(40,584)
Prepaid expenses and other current assets	(1,437)	294
Medical claims liability	21,674	29,755
Accounts payable, accrued expenses, and other current liabilities	3,451	10,713
Risk corridor payable to/receivable from CMS	(12,314)	(14,482)
Other	766	(1,037)

Net cash provided by operating activities	7,860	14,010

Cash flows from investing activities:
Purchases of property and equipment	(2,819)	(1,866)
Purchases of investment securities	(18,247)	(1,207)
Maturities of investment securities	8,888	28,526
Purchases of restricted investments	(6,583)	(4,310)
Maturities of restricted investments	6,081	3,951

Net cash (used in) provided by investing activities	(12,680)	25,094

Cash flows from financing activities:
Funds received for the benefit of the members	159,711	123,094
Funds withdrawn for the benefit of members	(122,777)	(101,558)
Payments on long-term debt	(9,497)	(3,750)
Proceeds from stock options exercised	6	14
Purchase of treasury stock	—	(20,648)

Net cash provided by (used in) financing activities	27,443	(2,848)

Net increase in cash and cash equivalents	22,623	36,256
Cash and cash equivalents at beginning of period	282,240	324,090

Cash and cash equivalents at end of period	$304,863	$360,346

Supplemental disclosures:
Cash paid for interest	$3,663	$5,339
Cash paid for taxes	$1,931	$4,660
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
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (“2008 Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2009, the Company’s results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008.
     The results of operations for the 2009 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from The Centers for Medicare & Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful life of definite-lived assets, the valuation of debt securities carried at fair value and certain amounts recorded related to the Part D program. Actual results could differ significantly from those estimates. Illiquid credit markets and volatile equity markets have combined to increase the uncertainty inherent in certain estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
     The Company’s health plans are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statutory net worth requirements or requirements under the Company’s credit facilities. At March 31, 2009, $360.9 million of the Company’s $405.1 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO and regulated insurance subsidiaries and subject to these dividend restrictions. The Company’s ability to make distributions is also limited by the Company’s credit facility.
     (2) Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material effect on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP No. FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For the Company, this FSP requires certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
December 31, 2008. The adoption of this FSP did not have a material impact on the Company’s consolidated results of operations or financial condition.
     (3) Accounts Receivable
     Accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Medicare premium receivables	$54,941	$31,535
Rebates	29,758	25,603
Due from providers	22,278	17,409
Other	3,249	1,871

	$110,226	$76,418
Allowance for doubtful accounts	(2,712)	(2,020)

Total (including non-current receivables)	$107,514	$74,398

     Medicare premium receivables at March 31, 2009 include $48.1 million for receivables from CMS related to the accrual of retroactive risk adjustment payments (including $4.8 million classified as non-current and included in other assets on the company’s balance sheet), which the Company expects to receive in the second half of 2009.
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
     During the 2008 first quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The resulting impact on net income after the expense for risk sharing with providers and income tax expense for the first and second quarters of 2008 was $5.3 million and $8.1 million, respectively. There were no material adjustments made in 2009 relating to 2008 Final CMS Settlements.
     All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and are adjusted to actual amounts when the ultimate settlements are known to the Company.
     Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers which provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
any off-balance sheet credit exposure related to its health plan enrollees. Due from providers primarily includes management fees receivable as well as amounts owed to the Company for the refund of certain medical expenses paid by the Company under risk sharing agreements.
     (4) Fair Value Measurements
     The Company’s 2009 first quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying value of the long-term debt is estimated by management to approximate fair value based upon the terms and nature of the obligations.
     The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at fair value. The fair value of the Company’s interest rate swaps at March 31, 2009 reflected a liability of approximately $3.0 million and is included in other long term liabilities in the accompanying consolidated balance sheet.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table summarizes fair value measurements by level at March 31, 2009 for assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment securities: available for sale	$—	$31,720	$—	$31,720

Liabilities
Derivative — interest rate swaps	$—	$3,041	$—	$3,041

     The fair values of the Company’s available for sale securities is determined by pricing models developed using market data as provided by a third party vendor. The fair value of our interest rate swaps is determined from a discounted cash flow analysis based on the terms of the contract and the interest rate curve as provided by a third party vendor.
     (5) Medical Liabilities
     The Company’s medical liabilities at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Medicare medical liabilities	$145,775	$126,762
Pharmacy liabilities	66,043	63,382

Total	$211,818	$190,144

     (6) Medicare Part D
     Total Part D related net assets (excluding medical claims payable) of $38,793 at December 31, 2008 all relate to the 2008 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at March 31, 2009 were as follows (in thousands):

	Related to the	Related to the
	2008 plan year	2009 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$38,801	$—	$38,801

Risk corridor payable to CMS	$(2,108)	$—	$(2,108)

Non-current assets (liabilities):
Risk corridor receivable from CMS	$—	$13,003	$13,003

Funds held for the benefit of members	$—	$(35,524)	$(35,524)

     Balances associated with risk corridor amounts are expected to be settled in the fourth quarter of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Derivatives
     In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the currently $258.5 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contain an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 4 for a discussion of fair value accounting related to the swap agreements.
     The Company entered into the two interest rate swap derivatives to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company’s objective in entering into these financial instruments is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. The Company does not use any of these instruments for trading or speculative purposes.
     Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to interest rate fluctuations.
     All derivatives are recognized on the balance sheet at their fair value. To date, the two derivatives entered into by the Company qualify for and are designated as cash flow hedges. To the extent that the cash flow hedges are effective, changes in their fair value are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) is recorded in current-period earnings. Also, on a quarterly basis, the Company measures hedge effectiveness by completing a regression analysis comparing the present value of the cumulative change in the expected future interest to be received on the variable leg of our swap against the present value of the cumulative change in the expected future interest payments on our variable rate debt.
     A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at March 31, 2009 is as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)
Interest rate swaps	$100,000	Other noncurrent liabilities	—	3,041

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A summary of the effect of cash flow hedges on our financial statements for the three months ended March 31, 2009 is as follows (in thousands):

	Effective Portion			Ineffective Portion
Hedge
Gain (Loss)
		Income Statement	Reclassified
	Pretax Hedge Gain	Location of Gain	from
	(Loss) Recognized	(Loss) Reclassified	Accumulated
	in Other	from Accumulated	Other	Income Statement
	Comprehensive	Other Comprehensive	Comprehensive	Location of Gain (Loss)	Hedge Gain (Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
Interest rate swaps	$214	Interest Expense	$—	None	$—

     (8) Stock-Based Compensation
Stock Options
     The Company granted options to purchase 440,528 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three months ended March 31, 2009. Options for the purchase of 4,101,116 shares of common stock were outstanding under this plan at March 31, 2009. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     The fair value for all options granted during the three months ended March 31, 2009 and 2008 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	43.6%	36.2%
Expected term	5 years	5 years
Risk-free interest rates	1.88%	2.93%
     The weighted average fair values of stock options granted during the three months ended March 31, 2009 and 2008 were $6.12 and $7.13, respectively. The cash proceeds to the Company from stock options exercised during the three months ended March 31, 2009 were immaterial.
     Total compensation expense related to unvested options not yet recognized was $14.0 million at March 31, 2009. The Company expects to recognize this compensation expense over a weighted average period of 2.3 years.
Restricted Stock
     During the three months ended March 31, 2009, the Company granted 172,575 shares of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which lapse 50%, 25%, and 25% on the second, third, and fourth anniversaries, respectively, of the grant date. Additionally, 67,809 shares were purchased by certain executives pursuant to the Management Stock Purchase Program,

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
or MSPP. The restrictions on shares purchased under the MSPP lapse on the second anniversary of the acquisition date.
     Total compensation expense related to unvested restricted stock awards not yet recognized, including awards made in previous periods, was $2.9 million at March 31, 2009. The Company expects to recognize this compensation expense over a weighted average period of approximately 3.1 years. Unvested restricted stock at March 31, 2009 totaled 472,702 shares.
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended March 31, 2009	$628	$2,276	$2,904

Three months ended March 31, 2008	307	2,049	2,356

Stock Repurchase Program
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. There were no repurchases made under the program during the three months ended March 31, 2009. As of March 31, 2009, the Company had repurchased 2,841,182 shares of its common stock under the program in open market transactions for approximately $47.3 million, or at an average cost of $16.65 per share, and had approximately $2.7 million in remaining repurchase authority under the program.
     (9) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$20,612	$21,058

Denominator:
Weighted average common shares outstanding – basic	54,481,835	56,861,343
Dilutive effect of stock options	77,373	86,970
Dilutive effect of unvested restricted shares	222,183	14,208

Weighted average common shares outstanding – diluted	54,781,391	56,962,521

Net income per common share:
Basic	$0.38	$0.37

Diluted	$0.38	$0.37

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.2 million shares and 3.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively.
     (10) Intangible Assets
     A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at March 31, 2009 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	653	147
Provider network	136,470	14,872	121,598
Medicare member network	93,908	24,804	69,104
Management contract right	1,554	389	1,165

	$257,232	$40,718	$216,514

     Amortization expense on identifiable intangible assets for the three months ended March 31, 2009 and 2008 was approximately $4.6 million and $5.0 million, respectively.
     (11) Comprehensive Income
     The following table presents details supporting the determination of comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$20,612	$21,058
Net unrealized gain on available for sale investment securities, net of tax	124	243
Net gain on interest rate swaps, net of tax	164	—

Comprehensive income, net of tax	$20,900	$21,301

     (12) Segment Information
     The Company reports its business as managed in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of the Company’s commercial health plan business. The Commercial segment was insignificant as of March 31, 2009 as a result of the non-renewal of coverage during 2007 and 2008 by employer groups in Tennessee, which was expected. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which aggregates products with similar economic characteristics.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
These characteristics include the nature of customer groups as well as pricing and benefits. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
     The accounting policies of each segment are the same and are described in Note 1 to the Company’s 2008 Form 10-K. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). The Company does not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to the segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
     Revenue includes premium revenue, management and other fee income, and investment income.
     Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
     Financial data by reportable segment for the three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended March 31, 2009
Revenue	$552,749	$92,618	$736	$12	$646,115
EBITDA	48,821	2,125	(14)	(6,667)	44,265
Depreciation and amortization expense	6,356	20	—	1,148	7,524

Three months ended March 31, 2008
Revenue	$469,805	$80,432	$2,337	$135	$552,709
EBITDA	50,244	1,213	314	(6,143)	45,628
Depreciation and amortization expense	6,240	—	—	1,008	7,248
     As of January 1, 2009, the Company developed a new methodology for allocating the selling, general, and administrative expenses, but only within its prescription drug operations, which resulted in its allocating a greater share of such expenses to its MA-PD segment than in previous years. As such, the MA-PD and PDP segment’s EBITDA amounts for the 2008 period include reclassification adjustments between segments such that the periods presented are comparable.
     A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	2009	2008
EBITDA	$44,265	$45,628
Income tax expense	(11,848)	(11,918)
Interest expense	(4,281)	(5,404)
Depreciation and amortization	(7,524)	(7,248)

Net Income	$20,612	$21,058

     We use segment EBITDA as an analytical indicator for purposes of assessing segment performance, as is common in the healthcare industry. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and segment EBITDA, as presented, may not be comparable to other similarly titled measure of other companies.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2009 (the “2008 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
     In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2008 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
     On April 6, 2009, CMS published its 2010 Medicare Advantage plan capitation rates, which included a risk score coding intensity adjustment, applicable to all Medicare Advantage plans’ enrollees, that substantially reduces anticipated 2010 Medicare Advantage premium rates. The reduction in member risk scores, along with other rate changes, will result in a material reduction in 2010 premium rates paid to health plans. Accordingly, and in connection with the submission of Medicare Advantage plan bids due on June 1, 2009, the company is currently evaluating the potential impacts of the 2010 rate adjustments on 2010 plan benefits, member premiums and co-pays, profitability, and member growth expectations.

     We disclose our results by reportable segment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We report our business as managed in four segments: Medicare Advantage, PDP, Commercial, and Corporate. The following discussion of our results from operations includes a discussion of revenue and certain expenses by reportable segment. See “—Reportable Segments” below for additional information related thereto.
     Results of Operations
     The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated.

	Three Months Ended March 31,
	2009		2008
Revenue:
Premium revenue	$634,596	98.2%	$540,890	97.8%
Management and other fees	9,969	1.6	7,008	1.3
Investment income	1,550	0.2	4,811	0.9

Total revenue	646,115	100.0	552,709	100.0

Operating expenses:
Medical expense	529,600	82.0	444,182	80.4
Selling, general and administrative	72,250	11.2	62,899	11.4
Depreciation and amortization	7,524	1.2	7,248	1.3
Interest expense	4,281	0.6	5,404	1.0

Total operating expenses	613,655	95.0	519,733	94.1

Income before income taxes	32,460	5.0	32,976	5.9
Income tax expense	(11,848)	(1.8)	(11,918)	(2.1)

Net income	$20,612	3.2%	$21,058	3.8%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), PDP, and commercial plan membership as of the dates indicated.

	March 31,	December 31,	March 31,
	2009	2008	2008
Medicare Advantage Membership
Tennessee	53,833	49,933	49,174
Texas	48,456	43,889	38,357
Florida	29,978	27,568	26,681
Alabama	29,385	29,022	28,045
Illinois	10,067	9,245	8,735
Mississippi	3,419	2,425	1,535

Total	175,138	162,082	152,527

Medicare PDP Membership	286,810	282,429	258,012

Commercial Membership
Tennessee(1)	—	— (2)	1,402
Alabama	758	895	1,028

Total	758	895	2,430

(1)	Does not include a health plan maintained by the company for company employees or members of commercial managed care plans owned and operated by unrelated third parties that pay us a network rental fee for access to our contracted provider network.

(2)	As of January 1, 2009, the company has discontinued its commercial business in Tennessee.
     Medicare Advantage. Our Medicare Advantage membership increased by 14.8% to 175,138 members at March 31, 2009 as compared to 152,527 members at March 31, 2008, with membership gains in all our health plans. Our Medicare Advantage net membership gain of 13,056 during the 2009 first quarter reflects both focused and successful sales and marketing efforts through the annual open enrollment and election periods and the relative attractiveness of our various product offerings. We anticipate small but incremental membership growth throughout the remainder of 2009 in our Medicare Advantage membership through the offering of products to beneficiaries whose enrollment is not restricted by lock-in rules, including age-ins, dual-eligibles, and beneficiaries eligible for one of our special needs plans (“SNPs”).
     PDP. PDP membership increased by 11.2% to 286,810 members at March 31, 2009 as compared to 258,012 at March 31, 2008, primarily as a result of the auto-assignment of members at the beginning of the year, despite reducing the CMS regions in which we receive auto-assignments from 31 in 2008 to 24 in 2009. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect continued incremental growth for the balance of the year.
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
     During the 2008 first quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2007 based on its evaluation of additional diagnosis code information reported to CMS in 2008 and updated its estimate again in the 2008 second quarter as a result of receiving notification in July 2008 from CMS of the Final CMS Settlement for 2007. These changes in estimate related to the 2007 plan year resulted in an additional $12.0 million and $17.3 million of premium revenue in the first and second quarters of 2008, respectively. The impact on net income, after the expense for risk sharing with providers and income tax expense, for the first quarter of 2008, was $5.3 million. There were no material adjustments made in the 2009 first quarter relating to 2008 Final CMS Settlement.
Comparison of the Three-Month Period Ended March 31, 2009 to the Three-Month Period Ended March 31, 2008
Revenue
     Total revenue was $646.1 million in the three-month period ended March 31, 2009 as compared with $552.7 million for the same period in 2008, representing an increase of $93.4 million, or 16.9%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended March 31, 2009 was $634.6 million as compared with $540.9 million in the same period in 2008, representing an increase of $93.7 million, or 17.3%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $541.4 million for the three months ended March 31, 2009 versus $459.3 million in the first quarter of 2008, representing an increase of $82.1 million, or 17.9%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in per member per month, or “PMPM,” premium rates in all of our plans. PMPM premiums for the 2009 first quarter averaged $1,047, which reflects an increase of 6.8% as compared to the 2008 first quarter, as adjusted to exclude favorable out-of-period retroactive risk adjustments in the 2008 period. (See “Risk Adjustment Payments” above.) The PMPM premium increase in the current quarter is primarily the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores.
PDP: PDP premiums (after risk corridor adjustments) were $92.5 million in the three months ended March 31, 2009 compared to $79.2 million in the same period of 2008, an increase of $13.2 million, or 16.7%. The increase in premiums for the 2009 first quarter is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) were $108.60 in the 2009 first quarter, as compared to $103.31 during the 2008 first quarter.
     Fee Revenue. Fee revenue was $10.0 million in the first quarter of 2009 compared to $7.0 million for the first quarter of 2008, an increase of $3.0 million. The increase in the current period is attributable to increased management fees as a result of new independent physician associations (“IPAs”) under contract since the 2008 first quarter and higher premiums in managed IPAs compared to the same period last year.

     Investment Income. Investment income was $1.6 million for the first quarter of 2009 versus $4.8 million for the comparable period of 2008, reflecting a decrease of $3.2 million, or 67.8%. The decrease is attributable to a decrease in the average yield on invested and cash balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended March 31, 2009 increased $74.9 million, or 20.5%, to $440.3 million from $365.4 million for the comparable period of 2008, which is primarily attributable to increases in PMPM medical expense and membership increases in the 2009 period as compared to the 2008 period. For the three months ended March 31, 2009, the Medicare Advantage medical loss ratio, or “MLR,” was 81.3% versus 80.9% for the same period of 2008, as adjusted to exclude favorable out-of-period retroactive risk adjustments in the 2008 period. (See “Risk Adjustment Payments” above.) The MLR deterioration in the 2009 first quarter is primarily attributable to increases in PMPM medical expense, primarily unit costs, exceeding PMPM premium increases, as anticipated, which were offset partially by lower utilization and units costs in our Florida plan. The comparative degradation in MA MLR in the 2009 first quarter as compared to the prior year period was also partially offset by MLR improvement in the drug benefit component of our MA-PD plans in the current period.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $852 for the three months ended March 31, 2009, compared with $793 for the comparable 2008 quarter, as adjusted to exclude favorable out-of-period retroactive risk adjustments in the 2008 period.
     PDP. PDP medical expense for the three months ended March 31, 2009 increased $11.9 million to $88.6 million, compared to $76.7 million in the same period last year. PDP MLR for the 2009 first quarter was 95.8%, compared to 96.8% in the 2008 first quarter. The decrease in PDP MLR for the current quarter was primarily attributable to higher PDP revenue resulting from our PDP bid process.
Selling, General, and Administrative Expense
     Selling, general, and administrative expense, or “SG&A,” for the three months ended March 31, 2009 was $72.3 million as compared with $62.9 million for the same prior year period, an increase of $9.4 million, or 14.9%. The increase in the 2009 first quarter as compared to the same period of the prior year is the result of personnel cost increases, primarily related to growth in headcount of approximately 20% subsequent to the 2008 first quarter, and increases in commissions associated with the growth in membership in the current period. As a percentage of revenue, SG&A expense decreased approximately 20 basis points for the three months ended March 31, 2009 compared to the prior year first quarter.
     Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.5 million in the three months ended March 31, 2009 as compared with $7.2 million in the same period of 2008, representing an increase of $0.3 million, or 3.8%. The increase in the current quarter was primarily the result of incremental amortization expense associated with intangible assets recorded as part of the acquisition in October 2008 by our Texas plan of certain Medicare Advantage contracts from Valley Baptist Health Plans operating in the Rio Grande Valley.
Interest Expense
     Interest expense was $4.3 million in the 2009 first quarter, compared with $5.4 million in the 2008 first quarter. The decrease in the current quarter was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the three month periods ended March 31, 2009 and 2008 were 6.4% and 7.2%, respectively (5.2% and 6.2%, respectively, exclusive of amortization of deferred financing costs.)
Income Tax Expense
     For the three months ended March 31, 2009, income tax expense was $11.8 million, reflecting an effective tax rate of 36.5%, versus $11.9 million, reflecting an effective tax rate of 36.1%, for the same period of 2008. The higher rate in 2009 is primarily attributable to the estimated annual decrease in non-taxable investment income. The Company expects the effective tax rate for the full 2009 year will approximate 36.5%.
Segment Information
     We report our business as managed in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of our commercial health plan business. The Commercial segment was insignificant as of December 31, 2008 and continues to be so, as a result of the non-renewal of coverage by employer groups in Tennessee. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
     The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). We do not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to our segments. We evaluate interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
     Revenue includes premium revenue, management and other fee income, and investment income.
     Financial data by reportable segment for three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended March 31, 2009
Revenue	$552,749	$92,618	$736	$12	$646,115
EBITDA	48,821	2,125	(14)	(6,667)	44,265
Depreciation and amortization expense	6,356	20	—	1,148	7,524

Three months ended March 31, 2008
Revenue	$469,805	$80,432	$2,337	$135	$552,709
EBITDA	50,244	1,213	314	(6,143)	45,628
Depreciation and amortization expense	6,240	—	—	1,008	7,248

     As of January 1, 2009, the Company developed a new methodology for allocating the selling, general, and administrative expenses, but only within its prescription drug operations, which resulted in its allocating a greater share of such expenses to its MA-PD segment than in previous years. As such, the MA-PD and PDP segment’s EBITDA amounts for the 2008 period include reclassification adjustments between segments such that the periods presented are comparable.
     A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	2009	2008
EBITDA	$44,265	$45,628
Income tax expense	(11,848)	(11,918)
Interest expense	(4,281)	(5,404)
Depreciation and amortization	(7,524)	(7,248)

Net Income	$20,612	$21,058

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
     The reported changes in cash and cash equivalents for the three month period ended March 31, 2009, compared to the comparable period of 2008, were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$7,860	$14,010
Net cash (used in) provided by investing activities	(12,680)	25,094
Net cash provided by (used in) financing activities	27,443	(2,848)

Net increase in cash and cash equivalents	$22,623	$36,256

Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations and available cash on hand. To date, we have not borrowed under our $100.0 million revolving credit facility. We generated cash from operating activities of $7.9 million during the three months ended March 31, 2009, compared to generating cash of $14.0 million during the three months ended March 31, 2008.
Cash Flows from Investing and Financing Activities
     For the three months ended March 31, 2009, the primary investing activities consisted of $2.8 million in property and equipment additions, expenditures of $24.8 million to purchase investment securities, and the receipt of $15.0 million in proceeds from the maturity of investment securities. The investing activity in the prior year period consisted primarily of $5.5 million used to purchase investments, $32.5 million in proceeds from the maturity of investment securities, and $1.9 million in property and equipment additions. During the three months ended March 31, 2009, the company’s financing activities consisted primarily of $36.9 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $9.5 million for the repayment of long-term debt. The financing activity in the prior year period consisted primarily of $21.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members and $20.6 million used in the purchase of treasury stock. Funds due from CMS received for the benefit of members are recorded as an asset on our balance sheet at March 31, 2009 and at December 31, 2008. We anticipate settling approximately $36.7 million of such Part D related amounts (including risk corridor settlements) relating to 2008 with CMS during the second half of 2009 as part of the final settlement of Part D payments for the 2008 plan year.
     During the three months ended March 31, 2009, the company did not purchase any shares of its common stock under its open market repurchase program. The company currently has approximately $2.7 million in remaining repurchase authority under the existing program.
Cash and Cash Equivalents
     At March 31, 2009, the company’s cash and cash equivalents were $304.9 million, $44.2 million of which was held at unregulated subsidiaries. Approximately $35.5 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle this amount, related to the 2009 plan year, during the second half of 2010.
     The current credit and stock market crises have not had a material effect on the company’s financial condition or results of operations and, at least as currently foreseeable by management of the company, such crises are not expected to adversely affect the company’s liquidity or operations. Substantially all of the company’s sources of liquidity are in the form of cash and cash equivalents ($304.9 million at March 31, 2009), the majority of which ($260.7 million at March 31, 2009) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement, to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($100.3 million at March 31, 2009), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these debt instruments for liquidity, short term fluctuations in market pricing do not generally affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its debt investments. As of March 31, 2009, the company had approximately $9.8 million of investments that are collateralized by mortgages, no material amount of which are collateralized by subprime mortgages.

Statutory Capital Requirements
     Our HMO and regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At March 31, 2009, our Texas (200% of authorized control level was $34.9 million; actual $67.7 million), Tennessee (minimum $17.5 million; actual $95.5 million), Florida (minimum $9.4 million; actual $17.3 million) and Alabama (minimum $1.1 million; actual $47.6 million) HMO subsidiaries as well as our other regulated insurance subsidiary (minimum $1.5 million; actual $7.7 million) were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO and regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
     The HMOs and regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements.
Indebtedness
     Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Senior secured term loan	$258,516	$268,013
Less: current portion of long-term debt	(28,724)	(32,277)

Long-term debt less current portion	$229,792	$235,736

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (collectively, the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report. Due to covenant restrictions, available borrowings under the revolving credit facility at March 31, 2009, were limited to $99.0 million.
Off-Balance Sheet Arrangements
     At March 31, 2009, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended March 31, 2009.
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
     We believe that the accounting policies discussed below are those that are most important to the presentation of our financial condition and results of operations and that require our management’s most difficult, subjective, and complex judgments. For a more complete discussion of these and other critical accounting policies and estimates of the company, see our 2008 Form 10-K.
Medical Expense and Medical Claims Liability
     Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or IBNR. Medical expense includes claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred, net of reinsurance. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expense and related reinsurance recoveries are reported as deductions from medical expense.
     Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans.
     The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR uses standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at March 31, 2009 would cause these estimates to change in the near term and such a change could be material.
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
     We apply different estimation methods depending on the month of service for which incurred claims are being estimated. For the more recent months, which account for the majority of the amount of IBNR, we estimate our claims incurred by applying the observed trend factors to the trailing twelve-month PMPM costs. For prior months, costs have been estimated using completion factors. In order to estimate the PMPMs for the most recent months, we validate our estimates of the most recent months’ utilization levels to the utilization levels in older months using actuarial techniques that incorporate a historical analysis of claim payments, including trends in cost of care provided, and timeliness of submission and processing of claims.

     Actuarial standards of practice generally require the actuarially developed medical claims liability estimates to be sufficient, taking into account an assumption of moderately adverse conditions. As such, we previously recognized in our medical claims liability a separate provision for adverse claims development, which was intended to account for moderately adverse conditions in claims payment patterns, historical trends, and environmental factors. In periods prior to the fourth quarter of 2008, we believed that a separate provision for adverse claims development was appropriate to cover additional unknown adverse claims not anticipated by the standard assumptions used to produce the IBNR estimates that were incurred prior to, but paid after, a period end. When determining our estimate of IBNR at December 31, 2008, however, we determined that a separate provision for adverse claims development was no longer necessary, primarily as a result of the growth and stabilizing trends experienced in our Medicare business, continued favorable development of prior period IBNR estimates, and the declining significance of our commercial line of business.
     The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2009 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
(Dollars in thousands)
3%	$(4,536)	(3)%	$(2,344)
2	(3,059)	(2)	(1,561)
1	(1,547)	(1)	(779)
(1)	1,584	1	777

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at March 31, 2009 or 2008.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, plan benefits, demographics, geographic location, age, gender, and the relative risk score of the plan’s membership.
     We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.
     Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establishes incentives for plans to enroll and treat less healthy Medicare beneficiaries. CMS adopted this payment methodology in 2003, at which time the risk adjustment payment methodology accounted for 10% of the premium payment to Medicare health plans, with the remaining 90% based on demographic factors. With the full phase-in of risk adjustment payments in 2007, risk adjustment payment methodology now accounts for 100% of the premium payment.
     Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). As of January 2008, we estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement.
     We develop our estimates for risk premium adjustment settlement utilizing historical experience and predictive actuarial models as sufficient member risk score data becomes available over the course of each CMS plan year. Our actuarial models are populated with available risk score data on our members. Risk premium adjustments are based on member risk score data from the previous year. Risk score data for members who entered our plans during the current plan year, however, is not available for use in our models; therefore, we make assumptions regarding the risk scores of this subset of our member population.
     All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts. We have refined our process of estimating risk settlements by increasing the frequency of risk data submissions to CMS which results in a more timely and complete data set used to populate our actuarial models.
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

     The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and March 31, 2009 data:

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable (Payable)
(dollars in thousands)
1.5%	$32,335
1.0	21,557
0.5	10,778
(0.5)	(10,778)
Goodwill and Indefinite-Life Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We currently have four reporting units — Alabama, Florida, Tennessee and Texas.
     Goodwill valuations have been determined using an income approach based on the present value of future cash flows of each reporting unit. In assessing the recoverability of goodwill, we consider historical results, current operating trends and results, and we make estimates and assumptions about premiums, medical cost trends, margins and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and regulatory data. Each of these factors contains inherent uncertainties and management exercises substantial judgment and discretion in evaluating and applying these factors.
     Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests. We could also be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience various triggering events, including significant declines in margins or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges, although non-cash in nature, could adversely affect our financial results in the periods of such charges. In addition, impairment charges may limit our ability to obtain financing in the future.
Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for as of the quarter ending June 30,

2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”). FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The FSP will be effective for us as of the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.
     In April 2009, the FASB issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP”). The FSP amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. We do not expect the adoption of FSP 115-2 and FAS 124-2 to have a material impact on our consolidated financial position and results of operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
     No material changes have occurred in our exposure to interest rate risk since the information previously reported under the caption “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Form 10-K, other than an increase in our cash and cash equivalents in the ordinary course of business, the sensitivity of which to changes in interest rates we would not consider material to our business.
     As of March 31, 2009, the Company had approximately $9.8 million of investments that are collateralized by mortgages, no material amounts of which are collateralized by subprime mortgages.
Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, subject to the limitations noted herein, as of March 31, 2009, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II — OTHER INFORMATION
Item 1: Legal Proceedings
     We are not currently involved in any pending legal proceeding that we believe is material to our financial condition or results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our health plans’ contractual relationships with providers and members, and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans. The Company believes that the resolution of existing routine matters and other incidental claims will not have a material adverse effect on our financial condition or results of operations.
Item 1A: Risk Factors
     In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2008 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2008 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2009 the Company did not repurchase any shares of its common stock.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. In May 2008, the Company’s Board of Directors extended the expiration date of the program to June 30, 2009. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of March 31, 2009, the Company had repurchased 2,841,182 shares of its common stock under the program in open market transactions for approximately $47.3 million, or at an average cost of $16.65 per share, and had approximately $2.7 million in remaining repurchase authority under the program.
     Our ability to purchase common stock and to pay cash dividends is limited by our Credit Agreement. As a holding company, our ability to repurchase common stock and to pay cash dividends are dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate and by CMS regulations.
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

HEALTHSPRING, INC.

Date: May 1, 2009	By:	/s/ Kevin M. McNamara

Kevin M. McNamara
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Management Services Agreement, effective as of January 1, 2009, between Argus Health Systems, Inc., and HealthSpring of Tennessee, Inc., a Tennessee corporation; Texas HealthSpring, LLC, HealthSpring Life & Health Insurance Company, Inc., HealthSpring of Florida, Inc., and HealthSpring of Alabama, Inc.*

10.2	Amended and Restated Employment Agreement, effective as of April 19, 2009, between HealthSpring, Inc. and Gerald V. Coil. **

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this agreement have been omitted and filed separately with the United States Securities Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan, contract or arrangement.