Form 10-Q
period 2009-06-30
HealthSpring, Inc.
filed 2009-08-04
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at July 31, 2009
Common Stock, Par Value $0.01 Per Share	57,578,469 Shares

Part I — FINANCIAL INFORMATION

Item 1:	Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$295,010	$282,240
Accounts receivable, net	139,741	74,398
Investment securities available for sale	3,049	3,259
Investment securities held to maturity	24,812	24,750
Funds due for the benefit of members	38,617	40,212
Deferred income taxes	6,303	4,198
Prepaid expenses and other	9,438	6,560

Total current assets	516,970	435,617
Investment securities available for sale	24,095	30,463
Investment securities held to maturity	32,330	20,086
Property and equipment, net	26,397	26,842
Goodwill	590,016	590,016
Intangible assets, net	212,775	221,227
Restricted investments	15,379	11,648
Risk corridor receivable from CMS	21,839	—
Other	17,592	8,878

Total assets	$1,457,393	$1,344,777

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$221,459	$190,144
Accounts payable, accrued expenses and other current liabilities	25,800	35,050
Risk corridor payable to CMS	2,656	1,419
Current portion of long-term debt	28,724	32,277

Total current liabilities	278,639	258,890
Deferred income taxes	85,406	89,615
Long-term debt, less current portion	222,611	235,736
Funds held for the benefit of members	51,934	—
Other long-term liabilities	9,726	9,658

Total liabilities	648,316	593,899

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 58,106,776 shares issued and 54,911,801 outstanding at June 30, 2009, 57,811,927 shares issued and 54,619,488 outstanding at December 31, 2008	581	578
Additional paid in capital	509,579	504,367
Retained earnings	347,673	295,170
Accumulated other comprehensive loss, net of tax	(1,423)	(1,955)
Treasury stock, at cost, 3,194,975 shares at June 30, 2009 and 3,192,439 shares at December 31, 2008	(47,333)	(47,282)

Total stockholders’ equity	809,077	750,878

Total liabilities and stockholders’ equity	$1,457,393	$1,344,777

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Premium revenue	$671,450	$554,667	$1,306,046	$1,095,558
Management and other fees	9,987	8,842	19,956	15,850
Investment income	1,106	3,365	2,656	8,175

Total revenue	682,543	566,874	1,328,658	1,119,583

Operating expenses:
Medical expense	558,403	436,157	1,088,002	880,339
Selling, general and administrative	62,306	55,979	134,557	118,879
Depreciation and amortization	7,642	6,985	15,166	14,233
Interest expense	3,970	4,590	8,251	9,993

Total operating expenses	632,321	503,711	1,245,976	1,023,444

Income before income taxes	50,222	63,163	82,682	96,139
Income tax expense	(18,331)	(22,941)	(30,179)	(34,859)

Net income	$31,891	$40,222	$52,503	$61,280

Net income per common share:
Basic	$0.59	$0.72	$0.96	$1.09

Diluted	$0.58	$0.72	$0.96	$1.09

Weighted average common shares outstanding:
Basic	54,497,780	55,863,208	54,490,155	56,361,007

Diluted	54,770,212	55,959,111	54,794,251	56,460,143

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$52,503	$61,280
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,166	14,233
Stock-based compensation	5,158	4,485
Amortization of deferred financing cost	1,203	1,241
Equity in earnings of unconsolidated affiliate	(103)	(200)
Deferred tax benefit	(6,585)	(3,468)
Increase (decrease) in cash due to:
Accounts receivable	(75,159)	(122,813)
Prepaid expenses and other current assets	(2,734)	(446)
Medical claims liability	31,315	41,504
Accounts payable, accrued expenses, and other current liabilities	(9,246)	15,837
Risk corridor payable to/receivable from CMS	(20,602)	(17,930)
Other	654	(995)

Net cash used in operating activities	(8,430)	(7,272)

Cash flows from investing activities:
Additional consideration paid on acquisition	(910)	—
Purchases of property and equipment	(5,502)	(3,838)
Purchases of investment securities	(28,687)	(31,758)
Maturities of investment securities	23,174	40,115
Purchases of restricted investments	(10,123)	(4,510)
Maturities of restricted investments	6,392	3,951
Distributions to affiliates	—	124

Net cash (used in) provided by investing activities	(15,656)	4,084

Cash flows from financing activities:
Funds received for the benefit of the members	325,004	249,014
Funds withdrawn for the benefit of members	(271,476)	(219,838)
Payments on long-term debt	(16,678)	(17,371)
Proceeds from stock options exercised	6	288
Purchase of treasury stock	—	(28,344)

Net cash provided by (used in) financing activities	36,856	(16,251)

Net increase (decrease) in cash and cash equivalents	12,770	(19,439)
Cash and cash equivalents at beginning of period	282,240	324,090

Cash and cash equivalents at end of period	$295,010	$304,651

Supplemental disclosures:
Cash paid for interest	$7,329	$8,346
Cash paid for taxes	$37,749	$33,909
See accompanying notes to condensed consolidated financial statements

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (1) Organization and Basis of Presentation
     HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is one of the country’s largest coordinated care plans whose primary focus is on Medicare, the federal government sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offers Medicare Part D prescription drug plans on a national basis. The Company also provides management services to health plans and physician partnerships.
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009 (the “2008 Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2009, the Company’s results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2009, and its results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008.
     The results of operations for the 2009 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009. Subsequent events have been evaluated through August 4, 2009, the date of the issuance of the Company’s condensed consolidated financial statements.
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from The Centers for Medicare & Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful life of definite-lived assets, the valuation of debt securities carried at fair value, and certain amounts recorded related to the Part D program. Actual results could differ significantly from those estimates. Illiquid credit markets and volatile equity markets, among other things, have increased the uncertainty inherent in certain estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
     The Company’s HMO and regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements or requirements under the Company’s credit facilities. At June 30, 2009, $337.0 million of the Company’s $394.7 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s HMO and regulated insurance subsidiaries and subject to these dividend restrictions.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (2) Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The adoption of this statement for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for us. The adoption of this statement did not have a material effect on the Company’s financial statements. The provisions of SFAS No. 141(R) will only impact the Company if it is party to a business combination that is consummated after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009. The adoption of this statement did not impact the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for the Company as of the first quarter of fiscal 2009. The adoption of this statement as of January 1, 2009 required additional disclosures related to renewal or extension assumptions, but did not have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For the Company, this FSP requires certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of this FSP did not have a material impact on the Company’s financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of FSP 107-1 and APB 28-1 as of the quarter ending June 30, 2009 required additional disclosures, but did not have a material impact on the Company’s financial statements.
          In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”). FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The adoption of FSP 157-4, as of the quarter ending June 30, 2009 did not impact the Company’s financial statements.
          In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. The adoption of FSP 115-2 and FAS 124-2, as of June 30, 2009 did not impact the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. See Note 1, “Organization and Basis of Presentation” for the related disclosures. The adoption of SFAS No. 165 in the second quarter of 2009 did not impact the Company’s financial statements.
     (3) Accounts Receivable
     Accounts receivable at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Medicare premium receivables	$100,265	$31,535
Rebates	37,350	25,603
Due from providers	13,468	17,409
Other	2,004	1,871

	$153,087	$76,418
Allowance for doubtful accounts	(3,530)	(2,020)

Total (including non-current receivables)	$149,557	$74,398

     Medicare premium receivables at June 30, 2009 include $94.0 million for receivables from CMS related to the accrual of retroactive risk adjustment payments (including $9.8 million which will not be paid until the second half of 2010 and which is classified as non-current and included in other assets on the Company’s balance sheet). Subsequent to June 30, 2009, the Company received retroactive risk payments from CMS of $88.2 million, consisting of the Initial CMS Settlement (as defined below) for the 2009 plan year and Final CMS Settlement (as defined below) amounts for the 2008 plan year.
     The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
methodology, coordinated care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premiums on two separate occasions on a retroactive basis.
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
     During the 2009 second quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2008 as a result of receiving notification in July 2009 from CMS of Final CMS Settlements for 2008. The change in estimate related to the 2008 plan year resulted in an additional $7.9 million of premium revenue in the second quarter of 2009. The impact of the change in estimate during 2009 relating to the 2008 plan year on net income, after the expense for risk sharing with providers and income tax expense, for the three and six months ended June 30, 2009, was $2.6 million and $2.1 million, respectively. Similarly, the impact of the change in estimate related to the 2007 plan year resulted in an additional $17.3 million and $29.3 million of premium revenue for the three and six months ended June 30, 2008, respectively. The resulting impact of such changes on net income, after the expense for risk sharing with providers and income tax expense, for the three and six months ended June 30, 2008, was $8.1 million and $13.4 million, respectively.
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
(4) Investment Securities
     There were no investment securities classified as trading as of June 30, 2009 or December 31, 2008. Investment securities available for sale classified as current assets are as follows (in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal bonds	$3,021	28	—	3,049	$3,195	64	—	3,259

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Investment securities available for sale classified as non-current assets are as follows (in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Municipal bonds	$21,151	345	(39)	21,457	$24,874	262	(206)	24,930
Corporate debt securities	2,638	—	—	2,638	5,533	—	—	5,533

	$23,789	345	(39)	24,095	$30,407	262	(206)	30,463

     Investment securities held to maturity classified as current assets are as follows (in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$2,632	5	—	2,637	$3,649	22	—	3,671
Municipal bonds	1,786	18	—	1,804	1,738	7	—	1,745
Government agencies	11,077	62	—	11,139	10,761	134	—	10,895
Corporate debt securities	9,317	74	(1)	9,390	8,602	15	(26)	8,591

	$24,812	159	(1)	24,970	$24,750	178	(26)	24,902

     Investment securities held to maturity classified as non-current assets are as follows (in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Municipal bonds	$19,269	197	(135)	19,331	$7,500	97	(71)	7,526
Government agencies	3,396	16	—	3,412	3,081	243	—	3,324
Corporate debt securities	9,665	215	(16)	9,864	9,505	85	(70)	9,520

	$32,330	428	(151)	32,607	$20,086	425	(141)	20,370

     There are no realized gains or losses on maturities of investment securities for the three and six months ended June 30, 2009 and 2008.
     Maturities of investments are as follows at June 30, 2009 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$3,021	3,049	$24,812	24,970
Due after one year through five years	11,298	11,637	26,394	26,686
Due after five years through ten years	1,480	1,484	5,936	5,921
Due after ten years	11,011	10,974	—	—

	$26,810	27,144	$57,142	57,577

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Maturities of investments are as follows at December 31, 2008 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$3,195	3,259	$24,750	24,902
Due after one year through five years	11,618	11,847	17,508	17,812
Due after five years through ten years	5,048	5,043	1,582	1,511
Due after ten years	13,741	13,573	996	1,047

	$33,602	33,722	$44,836	45,272

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009, are as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Municipal bonds	$135	7,514	39	996	174	8,510
Corporate debt securities	16	2,294	1	250	17	2,544

Total	$151	9,808	40	1,246	191	11,054

     The Company reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include duration and severity of decline; financial viability and outlook of the issuer; and changes in the regulatory, economic and market environment of the issuer’s industry or geographic region.
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, are as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Municipal bonds	$277	5,894	—	—	277	5,894
Corporate debt securities	95	10,959	1	299	96	11,258

Total	$372	16,853	1	299	373	17,152

     Municipal Bonds and Government Agencies: The unrealized gains/losses on investments in municipal bonds were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For periods prior to April 1, 2009, the Company determined that it had the ability and intent to hold these investments until recovery, thus these investments are not considered other-than-temporarily impaired. For periods beginning on or after April 1, 2009, the Company determined that it did not intend to sell these investments and that it was not more-likely-than-not that it would be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Corporate Debt Securities: The unrealized losses on corporate debt securities were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of the bonds do not allow the issuer to settle the securities at a price less than the face value of the bonds. For periods prior to April 1, 2009, the Company determined that it had the ability and intent to hold these investments until recovery, thus these investments are not considered other-than-temporarily impaired. For periods beginning on or after April 1, 2009, the Company determined that it did not intend to sell these investments and that it was not more-likely-than-not that it would be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
     (5) Fair Value Measurements
     The Company’s 2009 second quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $237.5 million at June 30, 2009 and consisted solely of non-tradable bank debt.
     Cash and cash equivalents consist of such items as certificates of deposit, commercial paper, and money market funds. The original cost of these assets approximates fair value due to their short-term maturity. The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance or credit risk and the counterparties’ non-performance or credit risk in the fair value measurements. Credit risk under these swap arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions and the Company does not anticipate non-performance by the counterparties. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at fair value. The fair value of the Company’s interest rate swaps at June 30, 2009 reflected a liability of approximately $2.7 million and is included in other long term liabilities in the accompanying consolidated balance sheet. The fair values available for sale securities is determined by pricing models developed using market data provided by a third party vendor.
     The following are the levels of the hierarchy as defined by SFAS No. 157 and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

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
     When quoted prices in active markets for identical assets are available, the Company uses these quoted market prices to determine the fair value of financial assets and classifies these assets as Level I. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, the Company obtains the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level II. In the event quoted market prices were not available, the Company would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level III even though there could be some significant inputs that may be readily available.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$295,010	$—	$—	$295,010

Investment securities, available for sale:
Municipal bonds	—	24,506	—	24,506
Corporate debt securities	—	2,638	—	2,638

Total investment securities, available for sale:	$—	$27,144	$—	$27,144

Liabilities
Derivative — interest rate swaps	$—	$2,667	$—	$2,667

     (6) Medical Liabilities
     The Company’s medical liabilities at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Medicare medical liabilities	$160,879	$126,762
Pharmacy liabilities	60,580	63,382

Total	$221,459	$190,144

     (7) Medicare Part D
     Total Part D related net assets (excluding medical claims payable) of $38,793 at December 31, 2008 all relate to the 2008 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at June 30, 2009 were as follows (in thousands):

	Related to the	Related to the
	2008 plan year	2009 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$38,617	$—	$38,617

Risk corridor payable to CMS	$(2,656)	$—	$(2,656)

Non-current assets (liabilities):
Risk corridor receivable from CMS	$—	$21,839	$21,839

Funds held for the benefit of members	$—	$(51,934)	$(51,934)

     Balances associated with risk corridor amounts are expected to be settled in the second half of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.
     (8) Derivatives
     In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its $400.0 million, five year credit facility (collectively, the “Credit Agreement”). The total notional amount covered by the agreements is $100.0 million of the currently $251.3 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contains an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 5 for a discussion of fair value accounting related to the swap agreements.
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
     All derivatives are recognized on the balance sheet at their fair value. To date, the two derivatives entered into by the Company qualify for and are designated as cash flow hedges. To the extent that the cash flow hedges are effective, changes in their fair value are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) is recorded in current-period earnings. Also, on a quarterly basis, the Company measures hedge effectiveness by completing a regression analysis comparing the present value of the cumulative change in the expected future interest to be received on the variable leg of its swap against the present value of the cumulative change in the expected future interest payments on its variable rate debt.
     A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at June 30, 2009 is as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)
Interest rate swaps	$100,000	Other noncurrent liabilities	—	(2,667)

          A summary of the effect of cash flow hedges on our financial statements is as follows (in thousands):

Effective Portion
Hedge
Gain (Loss)
		Income Statement	Reclassified
	Pretax Hedge Gain	Location of Gain	from	Ineffective Portion
	(Loss) Recognized	(Loss) Reclassified	Accumulated	Income Statement
	in Other	from Accumulated	Other	Location of Gain
	Comprehensive	Other Comprehensive	Comprehensive	(Loss)	Hedge Gain (Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
For the three months ended June 30, 2009:
Interest rate swaps	$374	Interest Expense	$—	None	$—

For the six months ended June 30, 2009:
Interest rate swaps	$588	Interest Expense	$—	None	$—

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (9) Stock-Based Compensation
Stock Options
     The Company granted options to purchase 440,528 shares of common stock pursuant to the 2006 Equity Incentive Plan during the six months ended June 30, 2009. Options for the purchase of 4,044,790 shares of common stock were outstanding under this plan at June 30, 2009. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.
     There were no options granted during the three month periods ended June 30, 2009 and 2008. The fair value for all options granted during the six months ended June 30, 2009 and 2008 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2009		2008
Expected dividend yield		0.0%		0.0%
Expected volatility		43.6%		36.2%
Expected term	5	years	5	years
Risk-free interest rates		1.88%		2.93%
     The weighted average fair values of stock options granted during the six months ended June 30, 2009 and 2008 were $6.12 and $7.13, respectively. The cash proceeds to the Company from stock options exercised during the three and six months ended June 30, 2009 were immaterial.
     Total compensation expense related to unvested options not yet recognized was $12.1 million at June 30, 2009. The Company expects to recognize this compensation expense over a weighted average period of 2.2 years.
Restricted Stock
     During the three and six months ended June 30, 2009, the Company granted -0- and 233,091 shares, respectively, of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which lapse 50%, 25%, and 25% on the second, third, and fourth anniversaries, respectively, of the grant date. Additionally, in the first quarter of 2009, 67,809 shares were purchased by certain executives pursuant to the Management Stock Purchase Program (the “MSPP”). The restrictions on shares purchased under the MSPP lapse on the second anniversary of the acquisition date.
     During the three months ended June 30, 2009, the Company awarded 60,516 shares of restricted stock to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at June 30, 2009. The restrictions relating to the restricted stock awarded in the current period lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares would be forfeited unless resignation or failure to attend is caused by disability.
     Total compensation expense related to unvested restricted stock awards not yet recognized, including awards made in previous periods, was $4.1 million at June 30, 2009. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.8 years. Unvested restricted stock at June 30, 2009 totaled 453,340 shares.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-based Compensation
     Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended June 30, 2009	$387	$1,867	$2,254

Three months ended June 30, 2008	396	1,733	2,129

Six months ended June 30, 2009	1,015	4,143	5,158

Six months ended June 30, 2008	703	3,782	4,485

     (10) Net Income Per Common Share
     The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$31,891	$40,222	$52,503	$61,280

Denominator:
Weighted average common shares outstanding — basic	54,497,780	55,863,208	54,490,155	56,361,007
Dilutive effect of stock options	71,278	80,498	74,652	83,931
Dilutive effect of unvested restricted shares	201,154	15,405	229,444	15,205

Weighted average common shares outstanding — diluted	54,770,212	55,959,111	54,794,251	56,460,143

Net income per common share:
Basic	$0.59	$0.72	$0.96	$1.09

Diluted	$0.58	$0.72	$0.96	$1.09

     Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.1 million shares and 3.6 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. On June 30, 2009 the repurchase program expired in accordance with its terms. Over the life of the repurchase program, the Company repurchased approximately 2.8 million shares of its common stock for approximately $47.3 million, at an average cost of $16.65 per share.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (11) Intangible Assets
     A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at June 30, 2009 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,500	$—	$24,500
Noncompete agreements	800	693	107
Provider network	137,619	17,327	120,292
Medicare member network	93,588	26,851	66,737
Management contract right	1,554	415	1,139

	$258,061	$45,286	$212,775

     Amortization expense on identifiable intangible assets for the three months ended June 30, 2009 and 2008 was approximately $4.6 million and $4.7 million, respectively. Amortization expense on identifiable intangible assets for the six months ended June 30, 2009 and 2008 was approximately $9.2 million and $9.8 million, respectively.
     (12) Comprehensive Income
     The following table presents details supporting the determination of comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$31,891	$40,222	$52,503	$61,280
Net unrealized (loss) gain on available for sale investment securities, net of tax	14	(138)	138	105
Net gain on interest rate swaps, net of tax	230	—	394	—

Comprehensive income, net of tax	$32,135	$40,084	$53,035	$61,385

     (13) Segment Information
     The Company reports its business in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of the Company’s commercial health plan business. The Commercial segment was insignificant as of June 30, 2009 and June 30, 2008. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing and benefits. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
     The accounting policies of each segment are the same and are described in Note 1 to the 2008 Form 10-K. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (“EBITDA”). The Company does not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to the segments. The Company evaluates interest expense, income taxes, and asset and liability details

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
     Revenue includes premium revenue, management and other fee income, and investment income.
     Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
     Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended June 30, 2009
Revenue	$594,255	$87,496	$779	$13	$682,543
EBITDA	62,797	5,788	6	(6,757)	61,834
Depreciation and amortization expense	6,366	20	—	1,256	7,642

Three months ended June 30, 2008
Revenue	$494,179	$71,574	$1,049	$72	$566,874
EBITDA	82,757	613	(918)	(7,714)	74,738
Depreciation and amortization expense	5,961	3	—	1,021	6,985

Six months ended June 30, 2009
Revenue	$1,147,004	$180,114	$1,515	$25	$1,328,658
EBITDA	111,882	7,913	(8)	(13,688)	106,099
Depreciation and amortization expense	12,722	40	—	2,404	15,166

Six months ended June 30, 2008
Revenue	$963,984	$152,006	$3,386	$207	$1,119,583
EBITDA	133,281	1,545	(604)	(13,857)	120,365
Depreciation and amortization expense	12,200	3	—	2,030	14,233
     As of January 1, 2009, the Company revised its methodology for allocating the selling, general, and administrative expenses, but only within its prescription drug operations, which resulted in its allocating a greater share of such expenses to its MA-PD segment. As such, the MA-PD and PDP segment EBITDA amounts for the 2008 period include reclassification adjustments between segments such that the periods presented are comparable.
     A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
EBITDA	$61,834	$74,738	$106,099	$120,365
Income tax expense	(18,331)	(22,941)	(30,179)	(34,859)
Interest expense	(3,970)	(4,590)	(8,251)	(9,993)
Depreciation and amortization	(7,642)	(6,985)	(15,166)	(14,233)

Net Income	$31,891	$40,222	$52,503	$61,280

     The Company uses segment EBITDA as an analytical indicator for purposes of assessing segment performance, as is common in the healthcare industry. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and segment EBITDA, as presented, may not be comparable to other companies.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     (14) Related Parties
     Renaissance Physician Organization (“RPO”) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly owned HMO management subsidiaries, and 14 affiliated independent physician associations, comprised of over 1,000 physicians providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to its members. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations.
     FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN46R”), requires an entity to consolidate a variable interest entity (“VIE”) if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. The Company has evaluated its interests in RPO and concluded that it is not the primary beneficiary of RPO, and as such is not required to consolidate RPO. The Company does not carry any investment in RPO on its balance sheet but does record management and other fees as well as medical expenses (under the contractual provisions discussed above) in its results from operations. Under FIN46R, VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE.

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
     In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2008 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
General
     HealthSpring, Inc. (the “company” or “HealthSpring”) is one of the country’s largest coordinated care plans whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease.
     We operate Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offer Medicare Part D prescription drug plans on a national basis. We sometimes refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or “MA-PD,” collectively as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans.
     We disclose our results by reportable segment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We report our business in four segments: Medicare Advantage, PDP, Commercial, and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “— Segment Information” below for additional information related thereto.

     Results of Operations
     The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended June 30,
	2009		2008
Revenue:
Premium revenue	$671,450	98.4%	$554,667	97.8%
Management and other fees	9,987	1.5	8,842	1.6
Investment income	1,106	0.1	3,365	0.6

Total revenue	682,543	100.0	566,874	100.0

Operating expenses:
Medical expense	558,403	81.8	436,157	77.0
Selling, general and administrative	62,306	9.1	55,979	9.9
Depreciation and amortization	7,642	1.1	6,985	1.2
Interest expense	3,970	0.6	4,590	0.8

Total operating expenses	632,321	92.6	503,711	88.9

Income before income taxes	50,222	7.4	63,163	11.1
Income tax expense	(18,331)	(2.7)	(22,941)	(4.0)

Net income	$31,891	4.7%	$40,222	7.1%

	Six Months Ended June 30,
	2009		2008
Revenue:
Premium revenue	$1,306,046	98.3%	$1,095,558	97.9%
Management and other fees	19,956	1.5	15,850	1.4
Investment income	2,656	0.2	8,175	0.7

Total revenue	1,328,658	100.0	1,119,583	100.0

Operating expenses:
Medical expense	1,088,002	81.9	880,339	78.6
Selling, general and administrative	134,557	10.1	118,879	10.6
Depreciation and amortization	15,166	1.1	14,233	1.3
Interest expense	8,251	0.7	9,993	0.9

Total operating expenses	1,245,976	93.8	1,023,444	91.4

Income before income taxes	82,682	6.2	96,139	8.6
Income tax expense	(30,179)	(2.3)	(34,859)	(3.1)

Net income	$52,503	3.9%	$61,280	5.5%

Membership
     Our primary source of revenue is monthly premium payments we receive based on membership enrolled in Medicare. The following table summarizes our Medicare Advantage (including MA-PD) and PDP membership as of the dates specified:

	June 30,	December 31,	June 30,
	2009	2008	2008
Medicare Advantage Membership
Tennessee	55,917	49,933	49,063
Texas	50,348	43,889	39,142
Florida	30,892	27,568	27,017
Alabama	30,101	29,022	28,141
Illinois	10,821	9,245	8,796
Mississippi	4,152	2,425	1,799

Total	182,231	162,082	153,958

Medicare PDP Membership	294,753	282,429	265,435

Commercial	739	895	1,058

     Medicare Advantage. Our Medicare Advantage membership increased by 18.4% to 182,231 members at June 30, 2009, as compared to 153,958 members at June 30, 2008, with membership gains in all our health plans. Our Medicare Advantage net membership gain of 20,149 during the first half of 2009 reflects both focused sales and marketing efforts through the annual open enrollment and election periods and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits. We currently anticipate small but incremental membership growth throughout the remainder of 2009 in our Medicare Advantage membership through the offering of products to beneficiaries whose enrollment is not restricted by lock-in rules, including age-ins, dual-eligibles, and beneficiaries eligible for one of our special needs plans (“SNPs”).
     PDP. PDP membership increased by 11.0% to 294,753 members at June 30, 2009 as compared to 265,435 at June 30, 2008, primarily as a result of the auto-assignment of members at the beginning of the year, despite reducing the CMS regions in which we receive auto-assignments from 31 in 2008 to 24 in 2009. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect incremental growth for the balance of the year.
Risk Adjustment Payments
     The company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, coordinated care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premiums on two separate occasions on a retroactive basis.
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
     During the 2009 second quarter, the Company updated its estimated Final CMS Settlement payment amounts for 2008 as a result of receiving notification from CMS in July 2009 of Final CMS Settlement amounts for 2008. The change in estimate related to the 2008 plan year resulted in an additional $7.9 million of premium revenue in the second quarter of 2009. The impact to net income of the change in estimate during 2009 relating to the 2008 plan year, after the expense for risk sharing with providers and income tax expense, for the three and six months ended June 30, 2009, was $2.6 million and $2.1 million, respectively. Similarly, the change in estimate related to the 2007 plan year resulted in an additional $17.3 million and $29.3 million of premium revenue for the three and six months ended June 30, 2008, respectively. The resulting impact of such changes on net income, after the expense for risk sharing with providers and income tax expense, for the three and six months ended June 30, 2008, was $8.1 million and $13.4 million, respectively.
     Total Final CMS Settlement for the 2008 plan year was $31.8 million and represented 1.8% of total Medicare Advantage premiums, as adjusted for risk payments, for the 2008 plan year. Total Final CMS Settlement for the 2007 plan year was $57.9 million and represented 4.4% of total Medicare Advantage premiums, as adjusted for risk payments, received for the 2007 plan year.
Comparison of the Three-Month Period Ended June 30, 2009 to the Three-Month Period Ended June 30, 2008
Revenue
     Total revenue was $682.5 million in the three-month period ended June 30, 2009 as compared with $566.9 million for the same period in 2008, representing an increase of $115.6 million, or 20.4%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the three months ended June 30, 2009 was $671.5 million as compared with $554.7 million in the same period in 2008, representing an increase of $116.8 million, or 21.1%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $583.2 million for the three months ended June 30, 2009 as compared to $482.9 million in the second quarter of 2008, representing an increase of $100.3 million, or 20.8%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in per member per month, or “PMPM,” premium rates in substantially all of our plans. In addition, the 2009 and 2008 second quarter results include $7.9 million and $17.3 million, respectively, of additional Medicare Advantage premium revenue for final retroactive premium settlements as a result of our adjusting estimated amounts to actual amounts (See “—Risk Adjustment Payments” above). PMPM premiums for the 2009 second quarter averaged $1,060.11, which reflects an increase of 4.9% as compared to the 2008 second quarter, as adjusted to exclude retroactive risk adjustments associated with prior years. The PMPM premium increase in the current quarter is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores.
PDP: PDP premiums (after risk corridor adjustments) were $87.4 million in the three months ended June 30, 2009 compared to $70.7 million in the same period of 2008, an increase of $16.7 million, or 23.6%. The increase in premiums for the 2009 second quarter is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 11.2% to $99.99 in the 2009 second quarter, as compared to $89.89 during the 2008 second quarter.
     Fee Revenue. Fee revenue was $10.0 million in the second quarter of 2009 compared to $8.8 million for the second quarter of 2008, an increase of $1.2 million. The increase in the current period is attributable to increased management fees as a result of new independent physician associations (“IPAs”) under contract since the 2008 second quarter and higher membership in managed IPAs compared to the same period last year.
     Investment Income. Investment income was $1.1 million for the second quarter of 2009 as compared to $3.4 million for the comparable period of 2008, reflecting a decrease of $2.3 million, or 67.1%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances.

Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended June 30, 2009 increased $111.9 million, or 30.6%, to $478.0 million from $366.1 million for the comparable period of 2008, which is primarily attributable to increases in PMPM medical expense and membership increases in the 2009 period as compared to the 2008 period. For the three months ended June 30, 2009, the Medicare Advantage medical loss ratio, or “MLR,” was 82.4% versus 77.7% for the same period of 2008, as adjusted to exclude final CMS settlement adjustments associated with prior years. (See “—Risk Adjustment Payments” above.) The deterioration in the MLR for the current period was primarily attributable to increased inpatient procedure costs in our Tennessee health plan and increases in physician expenses in our Alabama, Tennessee, and Texas health plans. The deterioration was partially offset by improvements in our Florida plan’s MLR attributable primarily to hospital recontracting efforts.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $873.64 for the three months ended June 30, 2009, compared with $784.94 for the comparable 2008 quarter, as adjusted to exclude final CMS settlement adjustments associated with prior years.
     PDP. PDP medical expense for the three months ended June 30, 2009 increased $11.5 million to $79.6 million, compared to $68.1 million in the same period last year. PDP MLR for the 2009 second quarter was 91.1%, compared to 96.3% in the 2008 second quarter. The decrease in PDP MLR for the current quarter was primarily attributable to higher PDP revenue.
Selling, General, and Administrative Expense
     Selling, general, and administrative expense, or “SG&A,” for the three months ended June 30, 2009 was $62.3 million as compared with $56.0 million for the same prior year period, an increase of $6.3 million, or 11.3%. As a percentage of revenue, SG&A expense decreased approximately 80 basis points for the three months ended June 30, 2009 compared to the prior year second quarter. The decrease in SG&A as a percentage of revenue in the current quarter was primarily the result of improved operating leverage, with increases in membership and revenue exceeding increased administrative costs. The $6.3 million increase in the 2009 second quarter as compared to the same period of the prior year is the result of personnel cost increases, primarily related to growth in headcount associated with the management of membership increases.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $7.6 million in the three months ended June 30, 2009 as compared with $7.0 million in the same period of 2008, representing an increase of $0.6 million. The increase in the current quarter was the result of incremental amortization expense associated with intangible assets recorded as part of the acquisition in October 2008 by our Texas plan of certain Medicare Advantage contracts from Valley Baptist Health Plans operating in the Rio Grande Valley and incremental depreciation on property and equipment additions made in 2008 and 2009.
Interest Expense
     Interest expense was $4.0 million in the 2009 second quarter compared with $4.6 million in the 2008 second quarter. The decrease in the current quarter was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the three month periods ended June 30, 2009 and 2008 was 6.1% and 6.3%, respectively (4.9% and 5.2%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
     For the three months ended June 30, 2009, income tax expense was $18.3 million, reflecting an effective tax rate of 36.5%, as compared to $22.9 million, reflecting an effective tax rate of 36.3%, for the same period of 2008. The higher rate in 2009 is primarily attributable to the estimated annual decrease in non-taxable investment income. The Company currently expects the effective tax rate for the full 2009 year will approximate 36.5%.

Comparison of the Six-Month Period Ended June 30, 2009 to the Six-Month Period Ended June 30, 2008
Revenue
     Total revenue was $1,328.7 million in the six-month period ended June 30, 2009 as compared with $1,119.6 million for the same period in 2008, representing an increase of $209.1 million, or 18.7%. The components of revenue were as follows:
     Premium Revenue: Total premium revenue for the six months ended June 30, 2009 was $1,306.0 million as compared with $1,095.6 million in the same period in 2008, representing an increase of $210.5 million, or 19.2%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1,124.6 million for the six months ended June 30, 2009 as compared to $942.2 million in the same period of 2008, representing an increase of $182.4 million, or 19.4%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in PMPM premium rates in all of our plans. In addition, the 2009 and 2008 six month period results include $6.5 million and $29.3 million, respectively, of additional Medicare Advantage premium revenue for final retroactive premium settlements as a result of the company adjusting estimated amounts to actual amounts (See “—Risk Adjustment Payments” above). PMPM premiums for the current six month period averaged $1,055.13, which reflects an increase of 6.0% as compared to the 2008 comparable period, as adjusted to exclude retroactive risk adjustments associated with prior years. The PMPM premium increase in the current period is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores.
PDP: PDP premiums (after risk corridor adjustments) were $179.9 million in the six months ended June 30, 2009 compared to $150.0 million in the same period of 2008, an increase of $29.9 million, or 19.9%. The increase in premiums for the current six month period is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 8.0% to $104.24 in the current six month period, as compared to $96.51 during the same 2008 period.
     Fee Revenue. Fee revenue was $20.0 million in the current six month period of 2009 compared to $15.9 million for the same period of 2008, an increase of $4.1 million. The increase in the current period is attributable to increased management fees as a result of new IPAs under contract since the same period in 2008 and higher membership in managed IPAs compared to the same period last year.
     Investment Income. Investment income was $2.7 million for the first six month period of 2009 as compared to $8.2 million for the comparable period of 2008, reflecting a decrease of $5.5 million, or 67.5%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances.
Medical Expense
     Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the six months ended June 30, 2009 increased $186.8 million, or 25.5%, to $918.3 million from $731.5 million for the comparable period of 2008, which is primarily attributable to increases in PMPM medical expense and membership increases in the 2009 period as compared to the 2008 period. For the six months ended June 30, 2009, the Medicare Advantage MLR, was 81.8% as compared to 79.2% for the same period of 2008, as adjusted to exclude favorable final CMS settlement adjustments associated with prior years. (See “—Risk Adjustment Payments” above.) The deterioration in the MLR for the current period was primarily attributable to increased inpatient procedure costs in our Tennessee health plan and increases in physician expenses in our Alabama, Tennessee, and Texas health plans. The deterioration was partially offset by improvements in our Florida plan’s MLR attributable primarily to hospital recontracting efforts. The comparative degradation in MA MLR in the 2009 period as compared to the prior year period was also partially offset by MLR improvement in the drug benefit component of our MA-PD plans in the current period.
     Our Medicare Advantage medical expense calculated on a PMPM basis was $863.52 for the six months ended June 30, 2009, compared with $788.90 for the comparable 2008 period, as adjusted to exclude favorable retroactive risk adjustments associated with prior years.

     PDP. PDP medical expense for the six months ended June 30, 2009 increased $23.4 million to $168.2 million, compared to $144.8 million in the same period last year. PDP MLR for the 2009 six month period was 93.5%, compared to 96.6% in the same period in 2008. The decrease in PDP MLR for the current period was primarily attributable to higher PDP revenue.
Selling, General, and Administrative Expense
     SG&A for the six months ended June 30, 2009 was $134.6 million as compared with $118.9 million for the same prior year period, an increase of $15.7 million, or 13.2%. As a percentage of revenue, SG&A expense decreased approximately 50 basis points for the six months ended June 30, 2009 compared to the prior year same period, primarily as a result of improved operating leverage. The $15.7 million increase in the 2009 period as compared to the same period of the prior year is the result of personnel cost increases, primarily related to growth in headcount and increases in commissions associated with the growth in membership in the current period.
     Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $15.2 million in the six months ended June 30, 2009 as compared with $14.2 million in the same period of 2008, representing an increase of $1.0 million, or 6.6%. The increase in the current period was the result of incremental amortization expense associated with the acquisition in October 2008 of certain Medicare Advantage contracts from Valley Baptist Health Plans operating in the Rio Grande Valley and incremental depreciation on property and equipment additions.
Interest Expense
     Interest expense was $8.3 million in the 2009 six month period, compared with $10.0 million in the 2008 same period. The decrease in the current period was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the six month periods ended June 30, 2009 and 2008 was 6.2% and 6.8%, respectively (5.1% and 5.7%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
     For the six months ended June 30, 2009, income tax expense was $30.2 million, reflecting an effective tax rate of 36.5%, versus $34.9 million, reflecting an effective tax rate of 36.3%, for the same period of 2008. The higher rate in 2009 is primarily attributable to the estimated annual decrease in non-taxable investment income.
Segment Information
     We report our business in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of our commercial health plan business. The Commercial segment was insignificant as of June 30, 2009 and June 30, 2008. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
     The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (“EBITDA”). We do not allocate certain corporate overhead amounts (classified as SG&A expense) or interest expense to our segments. We evaluate interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
     Revenue includes premium revenue, management and other fee income, and investment income.

     Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended June 30, 2009
Revenue	$594,255	$87,496	$779	$13	$682,543
EBITDA	62,797	5,788	6	(6,757)	61,834
Depreciation and amortization expense	6,366	20	—	1,256	7,642

Three months ended June 30, 2008
Revenue	$494,179	$71,574	$1,049	$72	$566,874
EBITDA	82,757	613	(918)	(7,714)	74,738
Depreciation and amortization expense	5,961	3	—	1,021	6,985

Six months ended June 30, 2009
Revenue	$1,147,004	$180,114	$1,515	$25	$1,328,658
EBITDA	111,882	7,913	(8)	(13,688)	106,099
Depreciation and amortization expense	12,722	40	—	2,404	15,166

Six months ended June 30, 2008
Revenue	$963,984	$152,006	$3,386	$207	$1,119,583
EBITDA	133,281	1,545	(604)	(13,857)	120,365
Depreciation and amortization expense	12,200	3	—	2,030	14,233
     As of January 1, 2009, the company revised its methodology for allocating the selling SG&A expense, but only within its prescription drug operations, which resulted in allocating a greater share of such expenses to the company’s MA-PD segment. As such, the MA-PD and PDP segments’ EBITDA amounts for the 2008 period include reclassification adjustments between segments such that the periods presented are comparable.
     A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
EBITDA	$61,834	$74,738	$106,099	$120,365
Income tax expense	(18,331)	(22,941)	(30,179)	(34,859)
Interest expense	(3,970)	(4,590)	(8,251)	(9,993)
Depreciation and amortization	(7,642)	(6,985)	(15,166)	(14,233)

Net Income	$31,891	$40,222	$52,503	$61,280

     We use segment EBITDA as an analytical indicator for purposes of assessing segment performance, as is common in the healthcare industry. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and segment EBITDA, as presented, may not be comparable to other companies.
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

     The reported changes in cash and cash equivalents for the six month period ended June 30, 2009, compared to the comparable period of 2008, were as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash used in operating activities	$(8,430)	$(7,272)
Net cash (used in) provided by investing activities	(15,656)	4,084
Net cash provided by (used in) financing activities	36,856	(16,251)

Net increase (decrease) in cash and cash equivalents	$12,770	$(19,439)

     We received risk premium settlement payments from CMS of approximately $88.2 million in the 2009 third quarter.
Cash Flows from Operating Activities
     Our primary sources of liquidity are cash flow provided by our operations and available cash on hand. To date, we have not borrowed under our $100.0 million revolving credit facility. We used cash from operating activities of $8.4 million during the six months ended June 30, 2009, compared to using cash of $7.3 million during the six months ended June 30, 2008. Additionally, current period cash flows from operations were negatively impacted by the timing of incentive compensation and income tax payments in 2009.
Cash Flows from Investing and Financing Activities
     For the six months ended June 30, 2009, the primary investing activities consisted of expenditures of $38.8 million to purchase investment securities, the receipt of $29.6 million in proceeds from the maturity of investment securities, $5.5 million in property and equipment additions, and the expenditure of $0.9 million in additional consideration paid for the Valley Baptist Health Plans acquisition. The investing activity in the prior year period consisted primarily of $36.3 million used to purchase investments, $44.1 million in proceeds from the maturity of investment securities, and $3.8 million in property and equipment additions. During the six months ended June 30, 2009, the company’s financing activities consisted primarily of $53.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $16.7 million for the repayment of long-term debt. The financing activity in the prior year period consisted primarily of $29.2 million of funds received in excess of funds withdrawn from CMS for the benefit of members, $28.3 million used for the purchase of treasury stock and $17.4 million for the repayment of long-term debt. Funds due from CMS (received for the benefit) of members are recorded on our balance sheet at June 30, 2009 and at December 31, 2008. We anticipate settling approximately $36.0 million of such Part D related amounts (including risk corridor settlements) relating to 2008 with CMS during the second half of 2009 as part of the final settlement of Part D payments for the 2008 plan year.
Cash and Cash Equivalents
     At June 30, 2009, the company’s cash and cash equivalents were $295.0 million, $57.7 million of which was held at unregulated subsidiaries. Approximately $51.9 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle this amount, related to the 2009 plan year, during the second half of 2010.
     The volatility and uncertainty in the current credit and stock markets have not had a material effect on the company’s financial condition or results of operations and, at least as currently foreseeable by management of the company, such conditions are not expected to adversely affect the company’s liquidity or operations. Substantially all of the company’s sources of liquidity are in the form of cash and cash equivalents ($295.0 million at June 30, 2009), the majority of which ($237.3 million at June 30, 2009) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($99.7 million at June 30, 2009), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these debt instruments for liquidity, short term fluctuations in market pricing generally do not affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its debt investments. As of June 30, 2009, the company had approximately $9.8 million of investments that are collateralized by mortgages, no material amount of which are collateralized by subprime mortgages.
Statutory Capital Requirements
     Our HMO and regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At June 30, 2009, our Texas (200% of authorized control level was $29.4 million; actual $57.7 million), Tennessee (minimum $17.5 million; actual $92.7 million), Florida (minimum $9.9 million; actual $21.4 million) and Alabama (minimum $1.1 million; actual $43.1 million) HMO subsidiaries as well as our life and health insurance subsidiary (minimum $1.4 million; actual $10.5 million) were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO and regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
     The HMOs and regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. During the six months ended June 30, 2009, our Alabama and Texas HMO subsidiaries distributed $8.0 million and $15.0 million in cash, respectively, to the parent company.
     Effective July 31, 2009, we novated our PDP members and transferred the related assets and liabilities of the PDP business from the Company’s Tennessee insurance subsidiary to our life and health insurance subsidiary. In anticipation of the novation, we were required to infuse $2.5 million of capital into our life and health subsidiary in the second quarter and agree to other financial measures relating to such subsidiary’s net worth and capital in order to comply with various state regulatory requirements. As a result of the novation and corresponding asset transfer, our Tennessee HMO’s statutory capital requirements will no longer be impacted by the PDP business segment’s operating results and financial position.
Indebtedness
     Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior secured term loan	$251,335	$268,013
Less: current portion of long-term debt	(28,724)	(32,277)

Long-term debt less current portion	$222,611	$235,736

     In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (collectively, the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report. Due to Credit Agreement covenants restricting the company’s leverage, available borrowings under the revolving credit facility at June 30, 2009 were limited to $34.0 million.
Off-Balance Sheet Arrangements
     At June 30, 2009, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
     We did not experience any material changes to contractual obligations outside the ordinary course of business during the six months ended June 30, 2009.

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
     Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported.
     The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at June 30, 2009 would cause these estimates to change in the near term and such a change could be material.
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
     Our policy is to record the best estimate of medical expense IBNR. Using actuarial models, we calculate a minimum amount and maximum amount of the IBNR component. To most accurately determine the best estimate, our actuaries determine the point estimate within their minimum and maximum range by similar medical expense categories within lines of business. The medical expense categories we use are: in-patient facility, outpatient facility, all professional expense, and pharmacy. The lines of business are Medicare and commercial.
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
     The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2009 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(4,749)	(3)%	$(2,590)
2	(3,202)	(2)	(1,724)
1	(1,619)	(1)	(861)
(1)	1,658	1	859

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
     In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at June 30, 2009 or December 31, 2008.
Premium Revenue Recognition
     We generate revenues primarily from premiums we receive from CMS to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, plan benefits, demographics, geographic location, age, gender, and the relative risk score of the membership.
     We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the balance sheet as accounts receivable.

     Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establishes incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under the risk adjustment payment methodology, coordinated care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year (the “Final CMS Settlement”). As of January 2008, we estimate and record on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement.
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
     All such estimated amounts are periodically updated as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the company receives notification from CMS of such settlement amounts. We have refined our process of estimating risk settlements by increasing the frequency of risk data submissions to CMS which results in a more timely and complete data set used to populate our actuarial models.
     As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of settlement premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. There can be no assurances that any such differences will not have a material effect on any future quarterly or annual results of operations.
     The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the six months ending June 30, 2009 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$16,619
1.0	11,079
0.5	5,540
(0.5)	(5,540)

Goodwill and Indefinite-Life Intangible Assets
     Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141 (Revised 2007), “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. We currently have four reporting units — Alabama, Florida, Tennessee and Texas.
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
     Although we believe we have sufficient current and historical information available to us to test for impairment, it is possible that actual cash flows could differ from the estimated cash flows used in our impairment tests. We could also be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience various triggering events, including significant declines in margins or sustained and significant market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges, although non-cash in nature, could adversely affect our financial results in the periods of such charges. In addition, impairment charges may limit our ability to obtain financing in the future.
Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. SFAS No. 166 will be effective as of January 1, 2010. We are currently evaluating the impact that this statement will have on our financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 will be effective as of January 1, 2010. We are currently evaluating the impact that this statement will have on our financial statements.

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
     As of June 30, 2009, the Company had approximately $9.8 million of investments that are collateralized by mortgages, no material amounts of which are collateralized by subprime mortgages.
Item 4: Controls and Procedures
     Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of June 30, 2009, our Disclosure Controls were effective.
     There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The following risk factor is updated or otherwise revised from our 2008 Form 10-K to reflect new or additional risks and uncertainties:
Reductions or Less Than Expected Increases in Funding for Medicare Programs and other Healthcare Reform Initiatives Could Significantly Reduce Our Profitability.
     Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. The President and both houses of Congress are currently engaged in active debate concerning the reformation of the structure and funding for the U.S. healthcare system, including the Medicare program. Although none of the bills currently being considered have become law, various proposals contain items that would have a material adverse impact on Medicare Advantage members and Medicare Advantage plans, generally, and our members and plans, specifically, including, without limitation, provisions reducing Medicare funding, requiring “competitive bidding” against a reduced plan benefit design, legally-imposed minimum medical loss ratios, and further limitations on Medicare Advantage marketing and enrollment periods. We are not able to predict with any certainty what provisions will become law, if any, or the potential impact on the profitability or viability of any of our Medicare Advantage plans.
     As currently structured, the premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and a member’s risk score.
     In April 2009, CMS published its 2010 Medicare Advantage plan capitation rates, which included a risk scoring coding intensity adjustment, applicable to all Medicare Advantage members that substantially reduced previously-anticipated 2010 Medicare Advantage premium rates. Before taking into account premium changes relating to changes in our plan members’ specific risk scores, we estimate that CMS’s plan-wide reduction in members’ risk scores and other rate changes will result in a decrease by 4-5% in 2010 premium rates payable to our health plans as compared to 2009 premium rates. In June 2009 we submitted our 2010 Medicare Advantage plan bids to CMS that took into account the rate reductions by, among other things, adjusting plan benefits, member premiums, and co-pays from those currently being offered to our Medicare Advantage plan members. We believe that our proposed 2010 plan benefits, although reduced from 2009 levels, are competitive and will be relatively attractive to our existing and prospective members. Moreover, we believe our 2010 plan bids are structured to be consistent with our historical MLR targets and profit margins. There can be no assurance, however, that the reduction in government capitation rates and our plans’ bids in response thereto will not have a material adverse impact on our member growth expectations and profitability.

          The 2008 Medicare Improvements for Patients and Providers Act (“MIPPA”) provides for reduced federal spending on the Medicare Advantage program by a total of $48.7 billion over the 2008-2018 period, and MIPPA requires the Medicare Payment Advisory Commission, or MedPac, to report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans. In June 2009, MedPac released its report concluding that, in 2009, the Medicare program will pay substantially more for Medicare Advantage enrollees than if such enrollees were in traditional fee-for-service Medicare and recommending lower payments to, and quality performance standards, for Medicare Advantage plans. There can be no assurance that Congress will not adopt into law some or all of MedPac’s recommendations, which, if so adopted, could adversely affect plan revenues.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     Our ability to purchase common stock and to pay cash dividends is limited by our Credit Agreement. As a holding company, our ability to repurchase common stock and to pay cash dividends are dependent to a large extent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate and by CMS regulations.
     During the quarter and six months ended June 30, 2009, the Company did not repurchase any shares of its common stock.
     In June 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $50.0 million of the Company’s common stock over the succeeding 12 months. In May 2008, the Company’s Board of Directors extended the expiration date of the program to June 30, 2009. Pursuant to the open market repurchase program, which expired in accordance with its terms on June 30, 2009, the Company repurchased a total of 2,841,182 shares of its common stock for approximately $47.3 million, or at an average cost of $16.65 per share.

Item 3:	Defaults Upon Senior Securities
  Inapplicable.

Item 4:	Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 19, 2009. At the Annual Meeting, the stockholders voted on the election of three Class I Directors to three-year terms and the ratification of the selection of KPMG, LLP as the Company’s independent accounting firm for the year ending December 31, 2009. Proxies were solicited pursuant to and in accordance with Section 14(a) and Regulation 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
     The three Class I Directors elected at the Annual Meeting were Bruce M. Fried, with 46,371,513 votes cast for his election and 1,616,077 votes withheld, Herbert A. Fritch, with 45,133,085 votes cast for his election and 2,854,505 votes withheld, and Joseph P. Nolan, with 46,435,345 votes cast for his election and 1,552,245 votes withheld. The other directors, whose terms of office as directors continued after the Annual Meeting, are Robert Z. Hensley, Benjamin Leon, Jr., Sharad Mansukani, Russell K. Mayerfeld, and Martin S. Rash.
     The selection of KPMG as the Company’s independent accounting firm for the year ending December 31, 2009 was approved at the Annual Meeting with 47,435,583 votes cast in favor, 549,123 votes cast against, and 2,884 votes abstaining.

Item 5:	Other Information
     Inapplicable.

Item 6:	Exhibits
     See Exhibit Index following signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.
Date: August 4, 2009	By:	/s/ Karey L. Witty
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Severance and Noncompetition Agreement between Karey L. Witty and HealthSpring, Inc.*

10.2	Severance and Noncompetition Agreement between Michael G. Mirt and HealthSpring, Inc.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract, or arrangement.