Form 10-Q
period 2009-09-30
HealthSpring, Inc.
filed 2009-10-29
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 27, 2009
Common Stock, Par Value $0.01 Per Share	57,583,405 Shares

Part I — FINANCIAL INFORMATION

Item 1:	Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$389,766	$282,240
Accounts receivable, net	71,546	74,398
Investment securities available for sale	6,066	3,259
Investment securities held to maturity	16,040	24,750
Funds due for the benefit of members	4,085	40,212
Deferred income taxes	3,458	4,198
Prepaid expenses and other	8,794	6,560

Total current assets	499,755	435,617
Investment securities available for sale	18,480	30,463
Investment securities held to maturity	41,924	20,086
Property and equipment, net	29,177	26,842
Goodwill	589,760	590,016
Intangible assets, net	207,739	221,227
Restricted investments	16,260	11,648
Risk corridor receivable from CMS	8,967	—
Other	7,176	8,878

Total assets	$1,419,238	$1,344,777

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$200,372	$190,144
Accounts payable, accrued expenses and other current liabilities	28,305	35,050
Risk corridor payable to CMS	3,089	1,419
Current portion of long-term debt	35,729	32,277

Total current liabilities	267,495	258,890
Deferred income taxes	80,433	89,615
Long-term debt, less current portion	208,425	235,736
Other long-term liabilities	9,027	9,658

Total liabilities	565,380	593,899

Stockholders’ equity:
Common stock, $0.01 par value, 180,000,000 shares authorized, 58,113,246 shares issued and 54,916,737 outstanding at September 30, 2009, 57,811,927 shares issued and 54,619,488 outstanding at December 31, 2008	581	578
Additional paid in capital	511,933	504,367
Retained earnings	389,986	295,170
Accumulated other comprehensive loss, net of tax	(1,288)	(1,955)
Treasury stock, at cost, 3,196,509 shares at September 30, 2009 and 3,192,439 shares at December 31, 2008	(47,354)	(47,282)

Total stockholders’ equity	853,858	750,878

Total liabilities and stockholders’ equity	$1,419,238	$1,344,777

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Premium revenue	$649,795	$515,892	$1,955,842	$1,611,450
Management and other fees	9,108	8,207	29,065	24,056
Investment income	877	3,800	3,532	11,975

Total revenue	659,780	527,899	1,988,439	1,647,481

Operating expenses:
Medical expense	519,478	411,703	1,607,481	1,292,042
Selling, general and administrative	65,851	58,634	200,408	177,512
Depreciation and amortization	7,782	7,047	22,948	21,280
Interest expense	3,762	4,520	12,014	14,513

Total operating expenses	596,873	481,904	1,842,851	1,505,347

Income before income taxes	62,907	45,995	145,588	142,134
Income tax expense	(20,593)	(16,635)	(50,772)	(51,494)

Net income	$42,314	$29,360	$94,816	$90,640

Net income per common share:
Basic	$0.78	$0.53	$1.74	$1.61

Diluted	$0.77	$0.53	$1.73	$1.61

Weighted average common shares outstanding:
Basic	54,518,162	55,693,943	54,502,081	56,137,029

Diluted	54,700,390	55,811,236	54,653,367	56,243,533

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$94,816	$90,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,948	21,280
Stock-based compensation	7,513	6,722
Amortization of deferred financing cost	1,785	1,840
Equity in earnings of unconsolidated affiliate	(281)	(357)
Deferred tax (benefit) expense	(8,794)	680
Increase (decrease) in cash due to:
Accounts receivable	3,446	3,997
Prepaid expenses and other current assets	(2,231)	(1,284)
Medical claims liability	10,228	29,570
Accounts payable, accrued expenses, and other current liabilities	(6,766)	9,029
Risk corridor payable to/receivable from CMS	(7,298)	(8,794)
Other	94	(772)

Net cash provided by operating activities	115,460	152,551

Cash flows from investing activities:
Purchases of property and equipment	(11,519)	(8,386)
Purchases of investment securities	(39,766)	(41,181)
Maturities of investment securities	36,107	51,296
Deposit made for acquisition	—	(7,200)
Additional consideration paid on acquisition	(910)	—
Proceeds received on disposition	297	—
Purchases of restricted investments	(16,015)	(6,410)
Maturities of restricted investments	11,403	5,857
Distributions from affiliates	196	309

Net cash (used in) investing activities	(20,207)	(5,715)

Cash flows from financing activities:
Funds received for the benefit of the members	494,591	378,950
Funds withdrawn for the benefit of members	(458,465)	(374,557)
Payments on long-term debt	(23,859)	(20,994)
Proceeds from stock options exercised	6	1,210
Purchase of treasury stock	—	(28,347)

Net cash provided by (used in) financing activities	12,273	(43,738)

Net increase in cash and cash equivalents	107,526	103,098
Cash and cash equivalents at beginning of period	282,240	324,090

Cash and cash equivalents at end of period	$389,766	$427,188

Supplemental disclosures:
Cash paid for interest	$10,454	$12,803
Cash paid for taxes	$62,992	$48,017
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
The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2009, the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008.
The results of operations for the 2009 interim period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009. Subsequent events have been evaluated through October 29, 2009, the date of the issuance of the Company’s condensed consolidated financial statements.
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
The Company’s HMO and regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements or requirements under the Company’s credit facilities. At September 30, 2009, $413.3 million of the Company’s $488.5 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s HMO and regulated insurance subsidiaries and subject to these dividend restrictions.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) Recently Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” as codified in the FASB’s Accounting Standards Codification (“ASC”) topic 820 (“ASC 820”). ASC 820 establishes a common definition for fair value to be applied to GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. ASC 820 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” as codified in FASB ASC subtopic 820-10, deferred the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of ASC 820 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s financial statements and results of operations. The adoption ASC 820 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” as codified in FASB ASC topic 805 (“ASC 805”). ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning January 1, 2009 for the Company. The adoption of this ASC did not have a material effect on the Company’s financial statements. The provisions of ASC 805 will impact the Company if it is party to a business combination that is consummated after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” as codified in FASB ASC topic 810 (“ASC 810”). ASC 810 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, ASC 810 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 1, 2009. The adoption of this ASC did not impact the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” as codified in FASB ASC topic 815 (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and was effective for the Company as of the first quarter of fiscal 2009. The adoption of this ASC as of January 1, 2009 required additional disclosures related to renewal or extension assumptions, but did not have a material impact on the Company’s financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” as codified in FASB ASC subtopic 350-30 (“ASC 350-30”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” as codified in FASB ASC topic 350. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under ASC 350-30, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For the Company, ASC 350-30 requires certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of this ASC did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified in FASB ASC section 825-10-65 (“ASC 825-10-65”), ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of ASC 825-10-65 as of the quarter ending June 30, 2009 required additional disclosures, but did not have a material impact on the Company’s financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as codified in FASB ASC section 820-10-65 (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65 also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). The adoption of ASC 820-10-65 as of the quarter ending June 30, 2009 did not impact the Company’s financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as codified in FASB ASC section 320-10-65 (“ASC 320-10-65”). ASC 320-10-65 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. The adoption of ASC 320-10-65 as of June 30, 2009 did not impact the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified in FASB ASC section 855-10-05 (“ASC 855-10-05”). ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. See Note 1, “Organization and Basis of Presentation” for the related disclosures. The adoption of ASC 855-10-05 in the second quarter of 2009 did not impact the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accounts Receivable
Accounts receivable at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Medicare premium receivables	$27,299	$31,535
Rebates	33,524	25,603
Due from providers	11,976	17,409
Other	3,011	1,871

	$75,810	$76,418
Allowance for doubtful accounts	(4,264)	(2,020)

Total	$71,546	$74,398

Medicare premium receivables at September 30, 2009 include $24.3 million for receivables from CMS related to the accrual of retroactive risk adjustment payments for the Final CMS Settlement (as defined below) for the 2009 plan year which will not be paid until the second half of 2010.
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
During the first half of 2009, the company updated its estimated Final CMS Settlement payment amounts for 2008 as a result of additional diagnosis code information and ultimately upon receiving notification in July 2009 from CMS of Final CMS Settlements for 2008. The change in estimate related to the 2008 plan year resulted in an additional $-0- and $6.5 million of premium revenue for the three and nine months ended September 30, 2009. The impact of the change in estimate during 2009 relating to the 2008 plan year on net income, after the expense for risk sharing with providers and income tax expense, for the nine months ended September 30, 2009, was $2.1 million. Similarly, the impact of the change in estimate related to the 2007 plan year resulted in an additional $29.3 million of premium revenue for the nine months ended September 30, 2008. The resulting impact of such changes on net income, after the expense for risk sharing with providers and income tax expense, for the nine months ended September 30, 2008, was $13.4 million.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Investment Securities
There were no investment securities classified as trading as of September 30, 2009 or December 31, 2008. Investment securities available for sale classified as current assets were as follows (in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Municipal bonds	$5,962	104	—	6,066	$3,195	64	—	3,259

Investment securities available for sale classified as non-current assets were as follows (in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Municipal bonds	$18,172	308	—	18,480	$24,874	262	(206)	24,930
Corporate debt securities	—	—	—	—	5,533	—	—	5,533

	$18,172	308	—	18,480	$30,407	262	(206)	30,463

Investment securities held to maturity classified as current assets were as follows (in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$1,815	2	—	1,817	$3,649	22	—	3,671
Municipal bonds	2,024	21	—	2,045	1,738	7	—	1,745
Government agencies	5,111	21	—	5,132	10,761	134	—	10,895
Corporate debt securities	7,090	71	—	7,161	8,602	15	(26)	8,591

	$16,040	115	—	16,155	$24,750	178	(26)	24,902

Investment securities held to maturity classified as non-current assets were as follows (in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Municipal bonds	$22,988	454	(48)	23,394	$7,500	97	(71)	7,526
Government agencies	4,628	35	—	4,663	3,081	243	—	3,324
Corporate debt securities	14,308	350	—	14,658	9,505	85	(70)	9,520

	$41,924	839	(48)	42,715	$20,086	425	(141)	20,370

There were no realized gains or losses on maturities of investment securities for the three and nine months ended September 30, 2009 and 2008.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of investments were as follows at September 30, 2009 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within one year	$5,962	6,066	$16,040	16,155
Due after one year through five years	8,327	8,599	36,761	37,350
Due after five years through ten years	1,475	1,505	5,163	5,365
Due after ten years	8,370	8,376	—	—

	$24,134	24,546	$57,964	58,870

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$20	2,921	28	803	48	3,724

The Company reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include duration and severity of decline; financial viability and outlook of the issuer; and changes in the regulatory, economic and market environment of the issuer’s industry or geographic region.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$277	5,894	—	—	277	5,894
Corporate debt securities	95	10,959	1	299	96	11,258

Total	$372	16,853	1	299	373	17,152

Municipal Bonds and Government Agencies: The unrealized losses on investments in municipal bonds were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. For periods prior to April 1, 2009, the Company determined that it had the ability and intent to hold these investments until maturity, thus these investments are not considered other-than-temporarily impaired. For periods beginning on or after April 1, 2009, the Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Corporate Debt Securities: The unrealized losses on corporate debt securities were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of the bonds do not allow the issuer to settle the securities at a price less than the face value of the bonds. For periods prior to April 1, 2009, the Company determined that it had the ability and intent to hold these investments until maturity, thus these investments are not considered other-than-temporarily impaired. For periods beginning on or after April 1, 2009, the Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(5) Fair Value Measurements
The Company’s 2009 third quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $225.8 million at September 30, 2009 and consisted solely of non-tradable bank debt.
Cash and cash equivalents consist of such items as certificates of deposit, commercial paper, and money market funds. The original cost of these assets approximates fair value due to their short-term maturity. The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance or credit risk and the counterparties’ non-performance or credit risk in the fair value measurements. Credit risk under these swap arrangements is believed to be remote as the counterparties to the Company’s interest rate swap agreements are major financial institutions and the Company does not anticipate non-performance by the counterparties. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at fair value. The fair value of the Company’s interest rate swaps at September 30, 2009 reflected a liability of approximately $2.5 million and is included in other long term liabilities in the accompanying consolidated balance sheet. The fair values of available for sale securities is determined by pricing models developed using market data provided by a third party vendor.
The following are the levels of the hierarchy as defined by SFAS No. 157, as codified in FASB ASC topic 820, and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$389,766	$—	$—	$389,766

Investment securities, available for sale:
municipal bonds	$—	$24,546	$—	$24,546

Liabilities
Derivative — interest rate swaps	$—	$2,530	$—	$2,530

(6) Medical Liabilities
The Company’s medical liabilities at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Medicare medical liabilities	$146,270	$126,762
Pharmacy liabilities	54,102	63,382

Total	$200,372	$190,144

(7) Medicare Part D
Total Part D related net assets (excluding medical claims payable) of $38,793 at December 31, 2008 all relate to the 2008 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at September 30, 2009 were as follows (in thousands):

	Related to the	Related to the
	2008 plan year	2009 plan year	Total
Current assets (liabilities):
Funds due (held) for the benefit of members	$38,972	$(34,887)	$4,085

Risk corridor payable to CMS	$(3,089)	$—	$(3,089)

Non-current assets:
Risk corridor receivable from CMS	$—	$8,967	$8,967

Balances associated with risk corridor amounts are expected to be settled in the second half of the year following the year to which they relate. In October 2009, the Company received notification from CMS that net settlement amounts due to the Company from CMS totaled $36.6 million. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.
(8) Derivatives
In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its $400.0 million, five year credit facility (collectively, the “Credit Agreement”). The total notional amount covered by the agreements is $100.0 million of the currently $244.2 million outstanding under the term loan agreement. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contains an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as codified in FASB ASC topic 815. See Note 5 for a discussion of fair value accounting related to the swap agreements.

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
A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at September 30, 2009 is as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)

Interest rate swaps	$100,000	Other noncurrent liabilities	—	(2,530)

A summary of the effect of cash flow hedges on the Company’s financial statements is as follows (in thousands):

	Effective Portion			Ineffective Portion
Hedge Gain
		Income Statement	(Loss)
	Pretax Hedge	Location of Gain	Reclassified
	Gain (Loss)	(Loss) Reclassified	from	Income
	Recognized in	from Accumulated	Accumulated	Statement
	Other	Other	Other	Location of	Hedge Gain
	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	(Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
For the three months ended September 30, 2009:
Interest rate swaps	$137	Interest Expense	$—	None	$—

For the nine months ended September 30, 2009:
Interest rate swaps	$725	Interest Expense	$—	None	$—

(9) Stock-Based Compensation
Stock Options
The Company granted options to purchase 150,000 and 590,528 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three and nine months ended September 30, 2009, respectively. Options for the purchase of 4,103,132 shares of common stock were outstanding under this plan at September 30, 2009. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Upon exercise, options are settled with authorized but unissued Company common stock or treasury shares.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value for all options granted during the three and nine months ended September 30, 2009 and 2008 was determined on the date of grant and was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.0%	39.5%	43.6-58.0%	36.2-39.5%
Expected term	5 years	5 years	5 years	5 years
Risk-free interest rates	2.84%	3.23%	1.88-2.84%	2.93-3.23%
The weighted average fair values of stock options granted during the nine months ended September 30, 2009 and 2008 were $6.32 and $7.28, respectively. The cash proceeds to the Company from stock options exercised during the three and nine months ended September 30, 2009 were immaterial.
Total compensation expense related to unvested options not yet recognized was $11.2 million at September 30, 2009. The Company expects to recognize this compensation expense over a weighted average period of 2.2 years.
Restricted Stock
During the three and nine months ended September 30, 2009, the Company granted 12,500 and 185,075 shares, respectively, of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which generally lapse over a four-year period. Additionally, in the first quarter of 2009, 67,809 shares were purchased by certain executives pursuant to the Management Stock Purchase Program (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date.
During the three and nine months ended September 30, 2009, the Company awarded -0- and 60,516 shares, respectively, of restricted stock to non-employee directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at September 30, 2009. The restrictions relating to the restricted stock awarded in the current period lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares would be forfeited unless resignation or failure to attend is caused by death or disability.
Total compensation expense related to unvested restricted stock awards not yet recognized, including awards made in previous periods, was $3.8 million at September 30, 2009. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.7 years. Unvested restricted stock at September 30, 2009 totaled 417,438 shares.
Stock-based Compensation
Stock-based compensation is included in selling, general and administrative expense. Stock-based compensation for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Three months ended September 30, 2009	$426	$1,929	$2,355

Three months ended September 30, 2008	391	1,844	2,235

Nine months ended September 30, 2009	1,441	6,072	7,513

Nine months ended September 30, 2008	1,096	5,626	6,722

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$42,314	$29,360	$94,816	$90,640

Denominator:
Weighted average common shares outstanding — basic	54,518,162	55,693,943	54,502,081	56,137,029
Dilutive effect of stock options	77,250	94,599	75,857	91,838
Dilutive effect of unvested restricted shares	104,978	22,694	75,429	14,666

Weighted average common shares outstanding — diluted	54,700,390	55,811,236	54,653,367	56,243,533

Net income per common share:
Basic	$0.78	$0.53	$1.74	$1.61

Diluted	$0.77	$0.53	$1.73	$1.61

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.2 million shares and 3.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively. Approximately 2.7 million shares of common stock held in escrow are excluded from the computation of basic and diluted earnings per share until such time that all conditions for their release from escrow have been satisfied. See Note 15 — Subsequent Event, for further discussion of escrowed shares.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Intangible Assets
A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at September 30, 2009 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,497	$—	$24,497
Noncompete agreements	800	733	67
Provider network	137,098	19,642	117,456
Medicare member network	93,620	29,016	64,604
Management contract right	1,555	440	1,115

	$257,570	$49,831	$207,739

Amortization expense on identifiable intangible assets for the three months ended September 30, 2009 and 2008 was approximately $4.5 million and $4.7 million, respectively. Amortization expense on identifiable intangible assets for the nine months ended September 30, 2009 and 2008 was approximately $13.8 million and $14.5 million, respectively.
(12) Comprehensive Income
The following table presents details supporting the determination of comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$42,314	$29,360	$94,816	$90,640
Net unrealized gain on available for sale investment securities, net of tax	51	4	189	109
Net gain on interest rate swaps, net of tax	84	—	478	—

Comprehensive income, net of tax	$42,449	$29,364	$95,483	$90,749

(13) Segment Information
The Company reports its business in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of the Company’s commercial health plan business. The Commercial segment was insignificant as of September 30, 2009 and 2008. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as codified in FASB ASC topic 280 which aggregates products with similar economic characteristics. These characteristics include the nature of customer groups as well as pricing and benefits. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended September 30, 2009
Revenue	$589,966	$69,044	$754	$16	$659,780
EBITDA	71,983	10,644	(269)	(7,907)	74,451
Depreciation and amortization expense	6,330	20	—	1,432	7,782

Three months ended September 30, 2008
Revenue	$466,916	$59,917	$960	$106	$527,899
EBITDA	57,477	6,429	670	(7,014)	57,562
Depreciation and amortization expense	6,060	2	—	985	7,047

Nine months ended September 30, 2009
Revenue	$1,736,970	$249,158	$2,269	$42	$1,988,439
EBITDA	183,866	18,557	(277)	(21,596)	180,550
Depreciation and amortization expense	19,052	60	—	3,836	22,948

Nine months ended September 30, 2008
Revenue	$1,430,899	$211,923	$4,346	$313	$1,647,481
EBITDA	190,758	7,974	66	(20,871)	177,927
Depreciation and amortization expense	18,261	5	—	3,014	21,280
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
EBITDA	$74,451	$57,562	$180,550	$177,927
Income tax expense	(20,593)	(16,635)	(50,772)	(51,494)
Interest expense	(3,762)	(4,520)	(12,014)	(14,513)
Depreciation and amortization	(7,782)	(7,047)	(22,948)	(21,280)

Net Income	$42,314	$29,360	$94,816	$90,640

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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(14) Related Parties
Renaissance Physician Organization (“RPO”) is a Texas non-profit corporation the members of which are GulfQuest L.P., one of the Company’s wholly-owned HMO management subsidiaries, and 14 affiliated independent physician associations, comprised of over 1,000 physicians providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to its members. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations.
FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” as codified in FASB ASC topic 810 (“ASC 810”) requires an entity to consolidate a variable interest entity (“VIE”) if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. The Company has evaluated its interests in RPO and concluded that it is not the primary beneficiary of RPO, and as such is not required to consolidate RPO. The Company does not carry any investment in RPO on its balance sheet but does record management and other fees as well as medical expenses (under the contractual provisions discussed above) in its results from operations. Under ASC 810, VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE.
(15) Subsequent Event
In October 2007, the Company acquired LMC Health Plans for $355.0 million in cash and 2,666,667 shares of the Company’s common stock, which share consideration was deposited in escrow and would be released to the former stockholders of LMC Health Plans if Leon Medical Centers, Inc. completed the construction of two additional medical centers in accordance with the timetable set forth in the stock purchase agreement. As of September 30, 2009, the contingent consideration represented by the 2,666,667 shares placed in escrow were not included in the purchase price and were excluded from outstanding and issued shares on the Company’s consolidated balance sheet.
In late October 2009, the second new medical center was completed, thereby satisfying the contingency for the release of the escrowed shares. As such, these shares will be included in the computation of basic and diluted earnings per share in the fourth quarter of 2009 and as issued and outstanding on the Company’s balance sheet as of the end of October 2009. The Company will also record additional purchase price in the fourth quarter of 2009 associated with the release of such shares.

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
In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2008 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained in our 2009 periodic filings and elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. The President and both houses of Congress are currently engaged in active debate concerning the reformation of the structure and funding for the U.S. healthcare system, including the Medicare program. Although the bills currently being considered have not become law, various proposals contain items that, if adopted as law, we expect would have a material adverse impact on Medicare Advantage plans, generally, and our plans, specifically. Such proposals include, without limitation, provisions reducing Medicare funding, provisions requiring “competitive bidding” against a reduced plan benefit design, legally-imposed minimum medical loss ratios, premium excise taxes, and further limitations on Medicare Advantage marketing and enrollment periods. Given the inherent uncertainty in the legislative process, we are not currently able to predict what provisions will become law, if any, or the potential impact on the profitability or viability of any of our Medicare Advantage plans, or the potential impact of legislative changes on our Medicare Advantage plan members and their benefits.
We disclose our results by reportable segment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as codified in the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) topic 280. We report our business in four segments: Medicare Advantage; PDP; Commercial; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “—Segment Information” below for additional information related thereto.

In late October 2009, Leon Medical Centers (“LMC”) completed the second new medical center in Miami-Dade County, Florida, thereby satisfying the contingency for the release of 2,666,667 shares (the “Leon Shares”) of company common stock to the former shareholders of Leon Medical Centers Health Plans, Inc., which was acquired by the company in October 2007. The Leon Shares were placed in escrow at the time of the acquisition pending completion of the two new centers by LMC, which brings the total number of LMC medical centers under exclusive arrangements with the company to seven. The Leon Shares will be included in the computation of basic and diluted earnings per share in the fourth quarter of 2009 and as issued and outstanding on the company’s balance sheet at year end 2009. The company will also record additional purchase price in the fourth quarter of 2009 associated with the release of such shares.
Results of Operations
The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following tables set forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended September 30,
	2009		2008
Revenue:
Premium revenue	$649,795	98.5%	$515,892	97.7%
Management and other fees	9,108	1.4	8,207	1.6
Investment income	877	0.1	3,800	0.7

Total revenue	659,780	100.0	527,899	100.0

Operating expenses:
Medical expense	519,478	78.7	411,703	78.0
Selling, general and administrative	65,851	10.0	58,634	11.1
Depreciation and amortization	7,782	1.2	7,047	1.3
Interest expense	3,762	0.6	4,520	0.9

Total operating expenses	596,873	90.5	481,904	91.3

Income before income taxes	62,907	9.5	45,995	8.7
Income tax expense	(20,593)	(3.1)	(16,635)	(3.1)

Net income	$42,314	6.4%	$29,360	5.6%

	Nine Months Ended September 30,
	2009		2008
Revenue:
Premium revenue	$1,955,842	98.3%	$1,611,450	97.8%
Management and other fees	29,065	1.5	24,056	1.5
Investment income	3,532	0.2	11,975	0.7

Total revenue	1,988,439	100.0	1,647,481	100.0

Operating expenses:
Medical expense	1,607,481	80.8	1,292,042	78.4
Selling, general and administrative	200,408	10.1	177,512	10.8
Depreciation and amortization	22,948	1.2	21,280	1.3
Interest expense	12,014	0.6	14,513	0.9

Total operating expenses	1,842,851	92.7	1,505,347	91.4

Income before income taxes	145,588	7.3	142,134	8.6
Income tax expense	(50,772)	(2.5)	(51,494)	(3.1)

Net income	$94,816	4.8%	$90,640	5.5%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in Medicare. The following table summarizes our membership as of the dates specified:

	September 30,	December 31,	September 30,
	2009	2008	2008
Medicare Advantage Membership
Alabama	31,007	29,022	28,651
Florida	31,513	27,568	27,204
Illinois	11,077	9,245	9,005
Mississippi	4,473	2,425	2,183
Tennessee	57,240	49,933	49,366
Texas	51,325	43,889	39,896

Total	186,635	162,082	156,305

Medicare PDP Membership	303,975	282,429	272,469

Commercial	735	895	921

Medicare Advantage. Our Medicare Advantage membership increased by 19.4% to 186,635 members at September 30, 2009, as compared to 156,305 members at September 30, 2008, with membership gains in all our health plans. Our Medicare Advantage net membership gain of 30,330 since September 30, 2008 reflects both focused sales and marketing efforts through the annual open enrollment and election periods and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits. We currently anticipate small but incremental membership growth throughout the remainder of 2009 in our Medicare Advantage membership through the offering of products to beneficiaries whose enrollment is not restricted by lock-in rules, including age-ins, dual-eligibles, and beneficiaries eligible for one of our special needs plans (“SNPs”).
PDP. PDP membership increased by 11.6% to 303,975 members at September 30, 2009 as compared to 272,469 at September 30, 2008, primarily as a result of the auto-assignment of members at the beginning of the year, despite reducing the CMS regions in which we receive auto-assignments from 31 in 2008 to 24 in 2009. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect incremental growth for the balance of the year. The company’s membership in its stand-alone PDP as of November 1, 2009 was approximately 309,500.
According to a release by The Centers for Medicare & Medicaid Services (“CMS”), we are again below the relevant benchmarks in 24 of the 34 CMS PDP regions for 2010, although the regions have changed. Based upon recent data released by CMS, the company now estimates that it will have approximately 380,000 — 390,000 members in these 24 regions as of January 1, 2010.
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
During the first half of 2009, the company updated its estimated Final CMS Settlement payment amounts for 2008 as a result of additional diagnosis code information and ultimately upon receiving notification from CMS in July 2009 of Final CMS Settlement amounts for 2008. The change in estimate related to the 2008 plan year resulted in an additional $-0- and $6.5 million of premium revenue for the three and nine months ended September 30, 2009, respectively. The impact to net income of the change in estimate during 2009 relating to the 2008 plan year, after the expense for risk sharing with providers and income tax expense, for the three and nine months ended September 30, 2009, was $-0- million and $2.1 million, respectively. Similarly, the change in estimate related to the 2007 plan year resulted in an additional $-0- million and $29.3 million of premium revenue for the three and nine months ended September 30, 2008, respectively. The resulting impact of such changes on net income, after the expense for risk sharing with providers and income tax expense, for the three and nine months ended September 30, 2008, was $-0- million and $13.4 million, respectively.

Total Final CMS Settlement for the 2008 plan year was $31.8 million and represented 1.8% of total Medicare Advantage premiums, as adjusted for risk payments, for the 2008 plan year. Total Final CMS Settlement for the 2007 plan year was $57.9 million and represented 4.4% of total Medicare Advantage premiums, as adjusted for risk payments, received for the 2007 plan year.
Reconciliation of 2008 Part D Activity with CMS
In October 2009, the company received notification from CMS that the company’s receivable from CMS for all Part D activity for the 2008 plan year totaled $36.6 million. The company anticipates settling such amounts from 2008 with CMS in the fourth quarter of 2009. There was no material impact on the company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2009 as a result of adjusting our estimates to final settlement amounts.
Comparison of the Three-Month Period Ended September 30, 2009 to the Three-Month Period Ended September 30, 2008
Revenue
Total revenue was $659.8 million in the three-month period ended September 30, 2009 as compared with $527.9 million for the same period in 2008, representing an increase of $131.9 million, or 25.0%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the three months ended September 30, 2009 was $649.8 million as compared with $515.9 million in the same period in 2008, representing an increase of $133.9 million, or 26.0%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $580.0 million for the three months ended September 30, 2009 as compared to $455.8 million in the third quarter of 2008, representing an increase of $124.2 million, or 27.3%. The increase in Medicare Advantage premiums in 2009 is attributable to increases in membership and in per member per month, or “PMPM,” premium rates in all of our plans. Additionally, the 2009 third quarter included $6.4 million of premium revenue for changes in estimates for current-year retroactive risk settlements related to the first half of 2009. PMPM premiums for the 2009 third quarter averaged $1,043.09, which reflects an increase of 6.7% as compared to the 2008 third quarter. The PMPM premium increase in the current quarter is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores.
PDP: PDP premiums (after risk corridor adjustments) were $69.0 million in the three months ended September 30, 2009 compared to $59.1 million in the same period of 2008, an increase of $9.9 million, or 16.8%. The increase in premiums for the 2009 third quarter is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 4.7% to $76.34 in the 2009 third quarter, as compared to $72.92 during the 2008 third quarter.
Fee Revenue. Fee revenue was $9.1 million in the third quarter of 2009 compared to $8.2 million for the third quarter of 2008, an increase of $0.9 million. The increase in the current period is attributable to increased management fees as a result of new independent physician associations (“IPAs”) under contract since the 2008 third quarter and higher membership in managed IPAs compared to the same period last year.
Investment Income. Investment income was $0.9 million for the third quarter of 2009 as compared to $3.8 million for the comparable period of 2008, reflecting a decrease of $2.9 million, or 76.9%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances.

Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2009 increased $101.1 million, or 28.0%, to $462.2 million from $361.1 million for the comparable period of 2008, which is primarily attributable to membership increases in the 2009 period as compared to the 2008 period and increases in PMPM medical expense. For the three months ended September 30, 2009, the Medicare Advantage medical loss ratio, or “MLR,” was 79.7% versus 79.2% for the same period of 2008. The impact from risk adjustment payments relating to current year periods was favorable by 0.7% on the 2009 third quarter. Higher outpatient expenses and increases in physician expenses in Alabama, Tennessee, and Texas health plans resulted in deterioration in the current period MLR. In addition, degradation in the results for the drug benefit component of our MA-PD plans during the current period contributed to the deterioration in the MLR. The deterioration in the current period was partially offset by improvements in inpatient admissions across all markets and continued strong performance in the Florida plan.
Our Medicare Advantage medical expense calculated on a PMPM basis was $831.18 for the three months ended September 30, 2009, compared with $774.36 for the comparable 2008 quarter.
PDP. PDP medical expense for the three months ended September 30, 2009 increased $6.0 million to $56.3 million, compared to $50.3 million in the same period last year. PDP MLR for the 2009 third quarter was 81.5%, compared to 85.1% in the 2008 third quarter. The decrease in PDP MLR for the current quarter was primarily attributable to higher PDP PMPM revenue.
Selling, General, and Administrative Expense
Selling, general, and administrative expense, or “SG&A,” for the three months ended September 30, 2009 was $65.9 million as compared with $58.6 million for the same prior year period, an increase of $7.3 million, or 12.3%. As a percentage of revenue, SG&A expense decreased approximately 110 basis points for the three months ended September 30, 2009 compared to the prior year third quarter. The decrease in SG&A as a percentage of revenue in the current quarter was primarily the result of improved operating leverage, with increases in revenue exceeding increased administrative costs. The $7.3 million increase in the 2009 third quarter as compared to the same period of the prior year is the result of personnel cost increases, primarily related to growth in headcount associated with the management of membership increases.
Depreciation and Amortization Expense
Depreciation and amortization expense was $7.8 million in the three months ended September 30, 2009 as compared with $7.1 million in the same period of 2008, representing an increase of $0.7 million. The increase in the current quarter was the result of incremental amortization expense associated with intangible assets recorded as part of the acquisition in October 2008 by our Texas plan of certain Medicare Advantage contracts from Valley Baptist Health Plans operating in the Rio Grande Valley and incremental depreciation on property and equipment additions made in 2008 and 2009.
Interest Expense
Interest expense was $3.8 million in the 2009 third quarter compared with $4.5 million in the 2008 third quarter. The decrease in the current quarter was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the three month periods ended September 30, 2009 and 2008 was 5.9% and 6.3%, respectively (4.7% and 5.3%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
For the three months ended September 30, 2009, income tax expense was $20.6 million, reflecting an effective tax rate of 32.7% for the 2009 third quarter versus $16.6 million, reflecting a tax rate of 36.2% for the same period of 2008. This lower tax rate principally resulted from a favorable tax impact related to business combination accounting for the Florida health plan acquisition as well as the finalization of the calendar year 2008 tax returns. The Company currently expects the effective income tax rate for the full year will approximate 35.2% after consideration of these items reported in the third quarter.

Comparison of the Nine-Month Period Ended September 30, 2009 to the Nine-Month Period Ended September 30, 2008
Revenue
Total revenue was $1,988.4 million in the nine-month period ended September 30, 2009 as compared with $1,647.5 million for the same period in 2008, representing an increase of $340.9 million, or 20.7%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the nine months ended September 30, 2009 was $1,955.8 million as compared with $1,611.5 million in the same period in 2008, representing an increase of $344.3 million, or 21.4%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1,704.6 million for the nine months ended September 30, 2009 as compared to $1,398.0 million in the same period of 2008, representing an increase of $306.6 million, or 21.9%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in PMPM premium rates in substantially all of our plans. PMPM premiums for the current nine month period averaged $1,050.99, which reflects an increase of 6.2% as compared to the 2008 comparable period, as adjusted to exclude retroactive risk adjustments associated with prior years. The PMPM premium increase in the current period is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores.
PDP: PDP premiums (after risk corridor adjustments) were $248.9 million in the nine months ended September 30, 2009 compared to $209.1 million in the same period of 2008, an increase of $39.8 million, or 19.1%. The increase in premiums for the current nine month period is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 7.0% to $94.65 in the current nine month period, as compared to $88.43 during the same 2008 period.
Fee Revenue. Fee revenue was $29.1 million in the current nine month period of 2009 compared to $24.1 million for the same period of 2008, an increase of $5.0 million. The increase in the current period is attributable to increased management fees as a result of new IPAs under contract since the same period in 2008 and higher membership in managed IPAs compared to the same period last year.
Investment Income. Investment income was $3.5 million for the first nine month period of 2009 as compared to $12.0 million for the comparable period of 2008, reflecting a decrease of $8.5 million, or 70.5%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2009 increased $287.9 million, or 26.3%, to $1,380.5 million from $1,092.6 million for the comparable period of 2008, which is primarily attributable to membership increases in the 2009 period as compared to the 2008 period and increases in PMPM medical expense. For the nine months ended September 30, 2009, the Medicare Advantage MLR, was 81.1% as compared to 79.2% for the same period of 2008, as adjusted to exclude favorable final CMS settlement adjustments associated with prior years. (See “—Risk Adjustment Payments” above.) The deterioration in the MLR for the current period was primarily attributable to increased inpatient procedure costs in our Tennessee health plan and increases in physician and outpatient expenses in our Alabama, Tennessee, and Texas health plans. The deterioration was partially offset by improvements in our Florida plan’s MLR attributable primarily to hospital recontracting efforts.
Our Medicare Advantage medical expense calculated on a PMPM basis was $852.39 for the nine months ended September 30, 2009, compared with $783.99 for the comparable 2008 period, as adjusted to exclude favorable retroactive risk adjustments associated with prior years.
PDP. PDP medical expense for the nine months ended September 30, 2009 increased $29.4 million to $224.5 million, compared to $195.1 million in the same period last year. PDP MLR for the 2009 nine month period was 90.2%, compared to 93.3% in the same period in 2008. The decrease in PDP MLR for the current period was primarily attributable to higher PDP revenue and higher utilization of generic prescription drugs.

Selling, General, and Administrative Expense
SG&A for the nine months ended September 30, 2009 was $200.4 million as compared with $177.5 million for the same prior year period, an increase of $22.9 million, or 12.9%. As a percentage of revenue, SG&A expense decreased approximately 70 basis points for the nine months ended September 30, 2009 compared to the prior year same period, primarily as a result of improved operating leverage. The $22.9 million increase in the 2009 period as compared to the same period of the prior year is the result of personnel cost increases, primarily related to growth in headcount and increases in commissions associated with the anticipated growth in membership in the current period.
Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Depreciation and Amortization Expense
Depreciation and amortization expense was $22.9 million in the nine months ended September 30, 2009 as compared with $21.3 million in the same period of 2008, representing an increase of $1.6 million, or 7.8%. The increase in the current period was the result of incremental amortization expense associated with the acquisition in October 2008 of certain Medicare Advantage contracts from Valley Baptist Health Plans operating in the Rio Grande Valley and incremental depreciation on property and equipment additions.
Interest Expense
Interest expense was $12.0 million in the 2009 nine month period, compared with $14.5 million in the 2008 same period. The decrease in the current period was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the nine month periods ended September 30, 2009 and 2008 was 6.1% and 6.6%, respectively (4.9% and 5.6%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
For the nine months ended September 30, 2009, income tax expense was $50.8 million, reflecting an effective tax rate of 34.9%, versus $51.5 million, reflecting an effective tax rate of 36.2%, for the same period of 2008. This lower tax rate resulted from a favorable tax impact related to business combination accounting for the Florida health plan acquisition as well as the finalization of the calendar year 2008 tax returns. The Company currently expects the effective income tax rate for the full year will approximate 35.2% after consideration of these items reported in the third quarter.
Segment Information
We report our business in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of our commercial health plan business. The Commercial segment was insignificant as of September 30, 2009 and 2008. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
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
Revenue includes premium revenue, management and other fee income, and investment income.

Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Commercial	Corporate	Total
Three months ended September 30, 2009
Revenue	$589,966	$69,044	$754	$16	$659,780
EBITDA	71,983	10,644	(269)	(7,907)	74,451
Depreciation and amortization expense	6,330	20	—	1,432	7,782

Three months ended September 30, 2008
Revenue	$466,916	$59,917	$960	$106	$527,899
EBITDA	57,477	6,429	670	(7,014)	57,562
Depreciation and amortization expense	6,060	2	—	985	7,047

Nine months ended September 30, 2009
Revenue	$1,736,970	$249,158	$2,269	$42	$1,988,439
EBITDA	183,866	18,557	(277)	(21,596)	180,550
Depreciation and amortization expense	19,052	60	—	3,836	22,948

Nine months ended September 30, 2008
Revenue	$1,430,899	$211,923	$4,346	$313	$1,647,481
EBITDA	190,758	7,974	66	(20,871)	177,927
Depreciation and amortization expense	18,261	5	—	3,014	21,280
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
EBITDA	$74,451	$57,562	$180,550	$177,927
Income tax expense	(20,593)	(16,635)	(50,772)	(51,494)
Interest expense	(3,762)	(4,520)	(12,014)	(14,513)
Depreciation and amortization	(7,782)	(7,047)	(22,948)	(21,280)

Net Income	$42,314	$29,360	$94,816	$90,640

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

The reported changes in cash and cash equivalents for the nine month period ended September 30, 2009, compared to the comparable period of 2008, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$115,460	$152,551
Net cash (used in) investing activities	(20,207)	(5,715)
Net cash provided by (used in) financing activities	12,273	(43,738)

Net increase in cash and cash equivalents	$107,526	$103,098

Cash Flows from Operating Activities
Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. To date, we have not borrowed under our $100.0 million revolving credit facility. We generated cash from operating activities of $115.5 million during the nine months ended September 30, 2009, compared to generating cash of $152.6 million during the nine months ended September 30, 2008. Cash flows from operations for the 2009 period was favorably impacted by the receipt of approximately $31.8 million of prior year Final CMS Settlements compared to similar net amounts received in the 2008 period of $57.9 million. Additionally, current period cash flows from operations were negatively impacted by the timing of incentive compensation and income tax payments in 2009.
Cash Flows from Investing and Financing Activities
For the nine months ended September 30, 2009, the primary investing activities consisted of expenditures of $55.8 million to purchase investment securities, the receipt of $47.5 million in proceeds from the maturity of investment securities and $11.5 million in property and equipment additions. The investing activity in the prior year period consisted primarily of $47.6 million used to purchase investments, $57.2 million in proceeds from the maturity of investment securities, $8.4 million in property and equipment additions, and the expenditure of $7.2 million for the Valley Plan acquisition. During the nine months ended September 30, 2009, the company’s financing activities consisted primarily of $36.1 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $23.9 million for the repayment of long-term debt. The financing activity in the prior year period consisted primarily of $4.4 million of funds received in excess of funds withdrawn from CMS for the benefit of members, $28.3 million used for the purchase of treasury stock and $21.0 million for the repayment of long-term debt. Funds due (held) for the benefit of members from CMS are recorded on our balance sheet at September 30, 2009 and at December 31, 2008. We anticipate settling approximately $36.6 million of such Part D related amounts (including risk corridor settlements) relating to 2008 with CMS during the fourth quarter of 2009 as part of the final settlement of Part D payments for the 2008 plan year.
Cash and Cash Equivalents
At September 30, 2009, the company’s cash and cash equivalents were $389.8 million, $75.3 million of which was held at unregulated subsidiaries. Approximately $34.9 million of the cash balance relates to amounts held by the company for the benefit of its Part D members. We expect CMS to settle this amount, related to the 2009 plan year, during the second half of 2010.
Substantially all of the company’s sources of liquidity are in the form of cash and cash equivalents ($389.8 million at September 30, 2009), the majority of which ($314.5 million at September 30, 2009) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($98.8 million at September 30, 2009), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these debt instruments for liquidity, short term fluctuations in market pricing generally do not affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its debt investments.

Statutory Capital Requirements
Our HMO and regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At September 30, 2009, our Texas (200% of authorized control level was $29.4 million; actual $67.6 million), Tennessee (minimum $17.5 million; actual $93.3 million), Florida (minimum $9.8 million; actual $22.9 million) and Alabama (minimum $1.1 million; actual $41.6 million) HMO subsidiaries as well as our life and health insurance subsidiary (minimum $1.4 million; actual $18.8 million) were in compliance with statutory minimum net worth requirements. Notwithstanding the foregoing, the state departments of insurance can require our HMO and regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
The HMOs and regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. During the nine months ended September 30, 2009, our Alabama and Texas HMO subsidiaries distributed $14.0 million and $15.0 million in cash, respectively, to the parent company.
Effective July 31, 2009, we novated our PDP members and transferred the related assets and liabilities of the PDP business from the company’s Tennessee insurance subsidiary to our life and health insurance subsidiary. We obtained approvals for the transaction from CMS, the Tennessee Department of Commerce and Insurance, and the Texas Department of Insurance. In connection with the novation, we were required to infuse $2.5 million of capital into our life and health subsidiary in the second quarter and agree to other financial measures relating to such subsidiary’s net worth and capital in order to comply with various state regulatory requirements. As a result of the novation and corresponding asset transfer, our Tennessee HMO’s statutory capital requirements will no longer be impacted by the PDP business segment’s operating results and financial position.
Indebtedness
Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior secured term loan	$244,154	$268,013
Less: current portion of long-term debt	(35,729)	(32,277)

Long-term debt less current portion	$208,425	$235,736

In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (collectively, the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, is undrawn as of the date of this report. Due to Credit Agreement covenants restricting the company’s leverage, available borrowings under the revolving credit facility at September 30, 2009 were limited to $63.0 million.
Off-Balance Sheet Arrangements
At September 30, 2009, we did not have any off-balance sheet arrangement requiring disclosure.
Commitments and Contingencies
We did not experience any material changes to contractual obligations outside the ordinary course of business during the nine months ended September 30, 2009.

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
The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at September 30, 2009 would cause these estimates to change in the near term and such a change could be material.
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
The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2009 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(4,886)	(3)%	$(2,598)
2	(3,294)	(2)	(1,730)
1	(1,666)	(1)	(864)
(1)	1,705	1	862

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at September 30, 2009 or December 31, 2008.
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
The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the nine months ending September 30, 2009 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$25,107
1.0	16,738
0.5	8,369
(0.5)	(8,369)

Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation, in accordance with SFAS No. 141 (Revised 2007), “Business Combinations,” as codified in FASB ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Goodwill currently exists at four of our reporting units — Alabama, Florida, Tennessee and Texas.
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
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified in the FASB ASC subtopic 810-10 (“ASC 810-10”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities,” as codified in the FASB ASC section 810-10-10 (“ASC 810-10-10”) for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810-10, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810-10 will be effective as of January 1, 2010. We are currently evaluating the impact that ASC 810-10 will have on our financial statements.
On August 28, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, an update to ASC 820, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.” The ASU provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The guidance is effective for the first reporting period beginning after issuance. We are currently evaluating the impact that ASU 2009-05 will have on our financial statements.
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

As of September 30, 2009, the company had approximately $6.7 million of investments that are collateralized by mortgages, no material amounts of which are collateralized by subprime mortgages.
Item 4: Controls and Procedures
Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of September 30, 2009, our Disclosure Controls were effective.
There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the caption “Part I — Item 1A. Risk Factors” in the 2008 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, or operating results. The risks previously reported and described in our 2008 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share (1)($)	Programs	the Plans or Programs
07/01/09 — 07/31/09	—	—	—	—
08/01/09 — 08/31/09	—	—	—	—
09/01/09 — 09/30/09	1,534	13.97	—	—

Total	1,534	13.97	—	—

(1)	Shares purchased are attributable to the withholding of shares by the company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.
Item 3. Defaults Upon Senior Securities.
Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Inapplicable.
Item 5. Other Information.
On October 29, 2009, the company, through its subsidiaries, entered into an amendment (the “Amendment”) to HealthSpring’s management services agreement with Argus Health Systems, Inc. (“Argus”), the company’s contracted pharmacy benefits manager. Pursuant to the management services agreement, Argus disburses amounts payable for members in HealthSpring’s Medicare plans with prescription drug coverage and provides certain other administrative services to HealthSpring, primarily with respect to its Medicare Part D prescription drug benefit plans. The material provisions of the Amendment (i) reduced the initial term to expire on December 31, 2010, (ii) implemented a revised fee schedule, and (iii) modified certain performance standards.
Item 6. Exhibits.
See Exhibit Index following signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.

Date: October 29, 2009	By:	/s/ Karey L. Witty

Karey L. Witty
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment to Amended and Restated Management Services Agreement, dated as of April 2, 2009, between Argus Health Systems, Inc. and HealthSpring of Tennessee, Inc., Texas HealthSpring, LLC, HealthSpring Life & Health Insurance Company, Inc., HealthSpring of Florida, Inc., and HealthSpring of Alabama, Inc.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002