Form 10-K
period 2009-12-31
HealthSpring, Inc.
filed 2010-02-11
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2009, was approximately $535.5 million. For the purposes of this disclosure only, the registrant has included shares beneficially owned by its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock, as of such date, as stock held by affiliates of the registrant, notwithstanding that such persons may disclaim affiliate status.
As of February 8, 2010 there were 57,571,089 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions concerning our prospects, objectives, plans, or intentions are forward-looking statements. All statements made related to our estimated or projected members, revenues, medical loss ratios, medical expenses, profitability, cash flows, access to capital, compliance with statutory capital or net worth requirements, payments from or to The Centers for Medicare and Medicaid Services, or CMS, litigation settlements, expansion and growth plans, sales and marketing strategies, new products or initiatives, information technology solutions, and the impact of existing or proposed laws or regulations described herein are forward-looking statements. The company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those described in “Item 1A. Risk Factors,” that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

PART I

Item 1.	Business
Overview
HealthSpring, Inc., incorporated under the laws of the state of Delaware in 2004, is a managed care organization operating in the United States whose primary focus is Medicare, the federal government-sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Pursuant to the Medicare program, Medicare-eligible beneficiaries may receive healthcare benefits, including prescription drugs, through a managed care health plan. Medicare premiums, including premiums paid pursuant to our stand-alone prescription drug plan, account for substantially all of our revenue. Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare program, design competitive products, better manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our service areas. Our Medicare Advantage experience also allows us to create coordinated care structures of comprehensive networks of local hospitals and physicians. We attempt to center our networks on a primary care physician who is experienced and effective in managing the healthcare needs of Medicare populations and align our incentives with those of the primary care physician through a payment structure that rewards cost-effective care and improved outcomes.
As of December 31, 2009, we operated coordinated care Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas. Effective as of January 1, 2010, we also commenced operations of Medicare Advantage plans in three counties in Northern Georgia. As of December 31, 2009, our Medicare Advantage plans had over 189,000 members.
We offer prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to providing other medical benefits, which we refer to as our “MA-PD” plans. We also offer prescription drug benefits nationally on a stand-alone basis in accordance with Medicare Part D, which we refer to as “PDP.” As of December 31, 2009, our PDP had over 313,000 members, substantially all of which had been automatically assigned to us by The Centers for Medicare and Medicaid Services, or CMS, in connection with the CMS annual premium bid process.
Our corporate headquarters are located at 9009 Carothers Parkway, Suite 501, Franklin, Tennessee 37067, and our telephone number is (615) 291-7000. Our corporate website address is www.healthspring.com. Information contained or accessible on our website is not incorporated by reference into this report, and we do not intend for the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in obtaining such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “the company,” “we,” “our,” and “us” refer to HealthSpring, Inc. together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.
The Medicare Program and Medicare Advantage
Medicare is the health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and certain other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which was $96.40 for most beneficiaries in 2009, that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible, which was $135.00 in 2009. To fill the gaps in traditional fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.

Initially, Medicare was offered only on a fee-for-service basis, which continues as an option for Medicare beneficiaries today. According to CMS data, there were approximately 46.3 million people eligible for Medicare in December 2009. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare patients and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses, hearing aids, and certain preventive services, such as annual physicals and wellness visits, although recent legislation permits the Secretary of the Department of Health and Human Services to extend fee-for-service coverage to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.
As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a private fee-for-service, or PFFS, plan, a preferred provider organization, or PPO, or coordinated care plan such as our Medicare Advantage plans. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C. Pursuant to Medicare Part C (and, as of January 1, 2006, Medicare Part D), Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional Medicare fee-for-service program in exchange for a fixed monthly premium payment per member from CMS. CMS reimburses health plans participating in the Medicare Advantage program pursuant to a risk adjustment payment methodology based on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from hospital outpatient services and physician visits, gender, age, and eligibility status. All Medicare Advantage plans are required to capture, collect, and report the necessary diagnosis code information to CMS on a regular basis, which information is subject to review and audit for accuracy by CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare beneficiaries, including as in our Medicare Advantage plans, additional preventive services and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members generally do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits in coordinated care plans such as ours, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Many Medicare Advantage plans have no additional monthly premiums. In some geographic areas, however, and for plans with greater benefits or more open access to providers, members may be required to pay a monthly premium. PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than coordinated care Medicare Advantage plans such as ours allow, which typically requires members to coordinate care through a primary care physician. PFFS plans and PPOs may, however, require higher co-payments than coordinated care Medicare Advantage plans.
The 2003 Medicare Modernization Act
Overview. In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005, and added a Medicare Part D prescription drug benefit that began in 2006, as further described below. In addition, MMA allowed various new Medicare Advantage products, including PFFS plans and regional PPOs, that allowed enrollees increased flexibility in selecting providers outside a designated network.
One of the goals of MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. According to CMS data, enrollment in Medicare Advantage plans has increased from 5.3 million in December 2003 (pre-MMA) to approximately 11.3 million members in December 2009. Under MMA, Medicare Advantage plans are required to use increased payments to improve the healthcare benefits that are offered, to reduce premiums, or to strengthen provider networks.

Prescription Drug Benefit. As part of MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. According to CMS reports, as of December 31, 2009, approximately 27.2 million senior citizens were receiving their prescription drugs under the Medicare program, 17.6 million of which were in stand-alone prescription drug plans. The Medicare Part D prescription drug benefit is subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the losses and any gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
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
Under the standard Part D drug coverage for 2010, beneficiaries who are not eligible for low income subsidies pay a $310 annual deductible, co-insurance payments equal to 25% of the drug costs between $310 and the annual coverage limit of $2,830, and all drug costs between $2,830 and $6,440, which is commonly referred to as the Part D “gap.” After the beneficiary incurs $4,550 in out-of-pocket drug expenses, 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage prescribed by law. The deductible, co-pay, and coverage amounts are adjusted by CMS on an annual basis. As an additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage organization is required to offer at least one Part D prescription drug plan as part of its benefits. We currently offer prescription drug benefits through our national PDP and through our MA-PD plans in each of our markets.
Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries generally receive higher premiums from CMS for dual-eligible members, primarily because a dual-eligible member tends to have a higher risk score corresponding to his or her higher medical costs. Pursuant to MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Companies offering stand-alone PDPs with bids at or below the CMS low income subsidy premium benchmark receive a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region. Substantially all of our PDP members result from CMS’s auto-enrollment of dual-eligibles. For 2009, our PDP bid was below the relevant benchmarks in 24 of the 34 CMS regions. For 2010, our PDP bid was again below the relevant benchmarks in 24 of the 34 CMS regions, although the regions changed from the prior year.
Medicare Premium Rates. Since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is a calculation derived from CMS’s estimated fee-for-service expenses and adjusted annually for medical inflation and other adjustment factors, is known as the “benchmark” amount. In average many counties, including some in which our members reside, the benchmark amount is substantially higher than CMS’s current estimate of per beneficiary fee-for-service expenses. Local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, adjusted based on county of residence and members’ risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which has made such plans charging premiums less attractive to potential members.

Annual Enrollment and Lock-in. Prior to MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As a result of MMA, Medicare beneficiaries now have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. The annual enrollment period is from November 15 through December 31 each year. Medicare Advantage beneficiaries have an additional election period that runs from January 1 to March 31 of each year to make one equivalent election. Generally, only persons turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible and institutional beneficiaries and others who qualify as disabled or for special needs plans, and employer group retirees are permitted to enroll in or change health plans outside of the defined enrollment period for that plan year.
The Medicare Improvements for Patients and Providers Act of 2008
In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, commonly referred to as MIPPA. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on special needs plans, increased penalties for reimbursement delays by Medicare Part D plans, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office has estimated that the Medicare Advantage provisions of MIPPA will reduce federal spending on Medicare Advantage by $48.7 billion over the 2008-2018 period.
Products and Services
As of December 31, 2009, we offered Medicare Advantage health plans, including MA-PD, in local service areas in six states and a national stand-alone PDP plan. Effective as of January 1, 2010, we also began operating Medicare Advantage health plans in three counties in Northern Georgia. We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting, and other general business office services.
Medicare Advantage Plans. Our Medicare Advantage plans cover Medicare eligible members with benefits that are at least comparable to those offered under traditional Medicare fee-for-service plans. Through our plans, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Our plans are designed to be attractive to seniors and offer a broad range of benefits that vary across our markets and service areas but may include mental health benefits, vision and hearing benefits, transportation services, preventive health services such as health and fitness programs, routine physicals, various health screenings, immunizations, chiropractic services, and mammograms. We offer prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to providing other medical benefits.
Most of our Medicare Advantage members pay no monthly premium but are subject in some cases to co-payments and deductibles, depending upon the market and benefit. Our Medicare Advantage members are required to use a primary care physician within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their primary care physician in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer several different types of special needs zero premium, zero co-payment plans, or SNPs, to dual-eligible individuals and to institutions and chronic care plans targeting individuals with chronic conditions such as diabetes in certain of our markets.
The amount of premiums we receive for each Medicare Advantage member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member’s location, age, gender, and eligibility status, and is further adjusted based on the member’s risk score. During 2009, our Medicare Advantage(including MA-PD) per member per month, or PMPM, premiums across our service areas ranged from approximately $847 to approximately $1,367. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare Advantage and PDP products.

National Part D Plan. On January 1, 2006, we began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets, which we expanded nationally in 2007. Under our national PDP program, members pay a monthly premium depending upon their residence in the relevant CMS region. The plan offers national in-network prescription drug coverage that is subject to limitations in certain circumstances. Our PDP uses a specific prescription drug formulary. Different out-of-pocket costs, in the form of federal subsidies, may apply for specified low income beneficiaries. For PDP members who do not qualify for a federal subsidy, the PDP has a $310 in-network deductible, after which the member pays 25% of the costs of prescription drugs until total drug costs reach $2,830. After exceeding this amount, the member must pay 100% of the cost of prescription drugs until out-of-pocket costs reach $4,550, at which point benefits resume and the member must make copayments per prescription (which vary based upon the type of drug prescribed). For 2010, our national PDP bid was below the benchmark in 24 of the 34 CMS regions. Of our December 31, 2009 PDP membership of 313,000, approximately 38% reside in the six states where we offered Medicare Advantage plans. Substantially all of our stand-alone PDP members result from CMS’s assignment of dual-eligibles.
Our Medicare Plans
We operate our health plans primarily through our health maintenance organization, or HMO, subsidiaries. Each of the HMO subsidiaries is regulated by the department of insurance, and in some cases the department of health, in each state in which it operates. We have transitioned some of our health plan operations, including our PDP, to an accident and health insurance subsidiary, which is also regulated by state insurance departments. In addition, we own and operate non-regulated management company subsidiaries that provide administrative and management services to our HMO and regulated insurance subsidiaries in exchange for a percentage of the regulated subsidiaries’ revenue pursuant to management agreements and administrative services agreements. Management services provided to the regulated subsidiaries include:
•	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;

•	medical management, credentialing, marketing, and product promotion;

•	support services and administration;

•	financial services; and

•	claims processing and other general business office services.
The following table summarizes our Medicare Advantage (including MA-PD), PDP, and commercial plan membership as of the dates indicated:

	December 31,
	2009	2008		2007
Medicare Advantage Membership
Alabama	31,330	29,022		30,600
Florida	32,606	27,568		25,946	(1)
Illinois	11,261	9,245		8,639
Mississippi	4,591	2,425		841
Tennessee	58,252	49,933		50,510
Texas	51,201	43,889	(2)	36,661

Total	189,241	162,082		153,197

Medicare Stand-Alone PDP Membership	313,045	282,429		139,212

Commercial Membership(3)
Alabama	722	895		755
Tennessee (4)	—	—		11,046

Total	722	895		11,801

(1)	The company acquired Leon Medical Centers Health Plans, Inc., or LMC Health Plans, on October 1, 2007. As of the acquisition date, the health plan had approximately 25,800 members.

(2)	The company acquired Valley Baptist Health Plans on October 1, 2008. As of the acquisition date, the health plan had approximately 2,700 members.

(3)	Does not include a health plan maintained by the company for company employees.

(4)	As of January 1, 2009, the company ceased operations in its commercial business in Tennessee.

Tennessee
We began operations in Tennessee in September 2000 when we purchased a 50% interest in an HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased the balance of the interests in the HMO in 2003 and 2005. Our Tennessee market is primarily divided into three major service areas including Nashville/Middle Tennessee, Memphis/West Tennessee, and Chattanooga/East Tennessee.
As of December 31, 2009, we had approximately 58,300 Medicare Advantage members in 32 Tennessee counties. In 2008, in selected middle-Tennessee counties, we began offering tiered network products providing Medicare Advantage members the option of joining a “preferred” network of highly organized primary care physicians offering enhanced benefits or a separate network with reduced benefits and a monthly premium. This method of network tiering was expanded to include East and West Tennessee for the 2010 benefit year. As of January 1, 2010, we also commenced operations of Medicare Advantage plans in three counties in Northern Georgia. We currently consider these three counties to be part of the greater service area of Chattanooga.
Based upon the number of members, we believe we are the largest Medicare Advantage provider in the State of Tennessee. We believe the primary competing Medicare Advantage plans in our service areas in Tennessee are UnitedHealth Group, Windsor Health Group, Inc., Humana, Inc., and Blue Cross Blue Shield of Tennessee.
Texas
We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare members from a managed care plan in state receivership.
As of December 31, 2009, we had approximately 51,200 Medicare Advantage members in 38 Texas counties. Our Texas market is primarily divided into distinct major service areas, including the 14-county greater Houston area, an eight-county area northeast of Houston, and a three-county area in the Rio Grande Valley. In 2009, we expanded to 13 counties in and around Dallas — Fort Worth and the county around Lubbock. Effective October 1, 2008, the company acquired the Medicare Advantage contract from Valley Baptist Health Plan operating in three counties in the Rio Grande Valley and consisting of approximately 2,700 members and entered into a contract with Valley Baptist Health System to provide services to the members.
We believe our primary competitors in our Texas service areas include traditional Medicare Advantage and PFFS plans operated by Universal American Corporation, Humana, Inc., UnitedHealth Group, Bravo Health, Inc., and KelseyCare Advantage.
Alabama
We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. In 2005, we expanded our Alabama service area to substantially all of the state. In 2008, we reduced our Medicare Advantage service areas in Alabama from 33 to 21 counties. As of December 31, 2009, we had approximately 32,000 members in Alabama, including approximately 31,300 Medicare Advantage members.

In 2006, we discontinued offering commercial benefits to new individuals and small group employers in Alabama. Pursuant to Alabama and federal law, as a result of our decision to exit the individual and small group commercial markets, we may not reenter the individual and small group employer commercial markets in Alabama until late 2010. As of December 31, 2009, there were 722 commercial members participating in our large group employer plan in Alabama.
Based upon the number of members, we believe we are the second largest Medicare Advantage provider in Alabama. Our primary competitors are UnitedHealth Group, Viva Health, a member of the University of Alabama at Birmingham Health System, Blue Cross Blue Shield of Alabama, and Humana, Inc.
Florida
On October 1, 2007, we completed our acquisition of LMC Health Plans, which had approximately 25,800 members as of that date. As of December 31, 2009, LMC Health Plans had approximately 32,600 members. As part of the acquisition, we entered into an exclusive long-term provider contract with Leon Medical Centers, Inc. (“LMC”), which currently operates seven Medicare-only medical clinics located in Miami-Dade County and has over a 13-year history of providing medical care and customer service to the Hispanic community of South Florida. Services offered in the medical clinics include primary care, specialty-care, dental, vision, radiology, and pharmacy services as well as transportation for members to and from the clinics. In 2009, we expanded our South Florida dental benefit to cover restorative and replacement dentistry as well as preventive services. In 2009, we also began offering Medicare Advantage plans in two counties in the Florida panhandle.
We believe LMC Health Plans’ primary competitors in Miami-Dade County are Humana, Inc., Care Plus, Inc. (an affiliate of Humana), Preferred Care Partners, Inc., Medica Health Plans, Inc., and Avmed, Inc.
Illinois
We began operations in Illinois in December 2004 and, as of December 31, 2009, our Medical Advantage plans served approximately 11,300 Medicare Advantage members in five counties comprising the greater Chicago area. We believe our primary competitors in this market are Humana, Inc., Wellcare Health Plans, Inc., Aetna, Inc., and UnitedHealth Group.
Mississippi
We commenced our enrollment efforts in 2005 for Medicare Advantage plans in two counties in Northern Mississippi located near Memphis, Tennessee, consistent with our growth strategy to leverage existing operations to expand to new service areas located near or contiguous to our existing service areas. In 2006, we expanded in Southern Mississippi near Mobile, Alabama, and, as of December 31, 2009, we were operating in a total of 11 counties in Mississippi, serving approximately 4,600 members. Currently, we believe Humana, Inc. is the only other managed care company offering a competing Medicare Advantage plan in our service areas in Mississippi.
Medical Health Services Management and Provider Networks
To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs. Our quality initiatives focus on key quality areas to enhance the delivery and quality of care within our networks and to our members. We gauge our progress on these initiatives by reference, in part, to Healthcare Effectiveness Data and Information Set (HEDIS) and National Committee for Quality Assurance (NCQA) quality standards. Our health services quality management programs integrate comprehensive case management and utilization management programs into one overall program to better coordinate the care of the Medicare population.
We have implemented case management programs that provide more efficient and effective use of healthcare resources by our members. These programs are designed to improve outcomes for members with chronic conditions through use of evidence-based guidelines, coordinating fragmented healthcare systems to reduce healthcare duplication, providing “gate-keeping” services, and improving collaboration with physicians. A key focus of these programs is the coordination of care transitions among care settings and targeted reduction in readmissions. We utilize on-site critical care intensivists, hospitalists, and concurrent review nurses, who manage the transitions to and from outpatient care, hospitalization, rehabilitation, or home care. Our chronic care program focuses on care management, both telephonic and in-person, and treatment of our members with specific high risk or co-morbid chronic conditions such as coronary artery disease, congestive heart failure, end stage renal disease, diabetes, asthma-related conditions, and certain other conditions.

We have initiated a program designed to provide comprehensive examinations for our members by medical providers within the community. This process allows the member to be evaluated for care and case management concerns and be referred for further care within the community. This program has been active in our markets for almost a year.
In 2009, we developed internal behavioral health services to better coordinate the care for our population. By bringing this service within the company, we believe we are better able to address behavioral and medical concerns in a coordinated manner. With respect to such services, we have contracted with an extensive network of providers, developed a centralized telephonic case management unit, and placed community-based case managers within key areas of our markets to provide face-to-face service with good results.
We have information technology systems that support our quality improvement and management activities by allowing us to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements. We utilize this information as part of our monthly analytical reviews and to enhance our preventive care and case management programs where appropriate.
Additionally, we internally monitor and evaluate, and seek to enhance, the performance of our providers. Our related programs include:
•	review of utilization of preventive measures and case management resources and related outcomes;

•	member satisfaction surveys;

•	patient safety initiatives;

•	integration of pharmacy services;

•	review of grievances and appeals by members and providers;

•	orientation visits to, and site audits of, select providers;

•	ongoing provider and member education programs; and

•	medical record reviews.
As more fully described below under “— Provider Arrangements and Payment Methods,” our reimbursement methods are also designed to encourage providers to utilize preventive care and our other disease and case management services in an effort to improve clinical outcomes.
The following table shows the number of primary care physicians, hospitals, and specialists and other providers participating in our Medicare Advantage networks as of December 31, 2009:

			Specialists
	Primary Care		and Other
Market	Physicians	Hospitals	Providers
Alabama	723	53	3,192
Florida	133	19	891
Illinois	705	36	2,768
Mississippi	239	7	645
Tennessee	1,255	56	4,048
Texas	1,665	107	3,821

Total	4,720	278	15,365

We maintain a “partnership-for-quality” program that offers financial incentives to medical practices that meet clinical care improvement goals, along with onsite resources and support that typically includes IT support and an in-office practice coordinator, usually a nurse, that is dedicated to serving our members. We believe this initiative is leading to significant, broad based improvement in the quality and consistency of care provided to our members, along with increases in key preventive measures (including mammograms, diabetic exams, and vaccinations) and decreases in members’ emergency room visits, hospitalizations, and total medical expenses. As of December 2009, the program included approximately 90 offices, 730 physicians and 73,600 members.

HealthSpring currently operates three LivingWell Health Centers. The first center was opened in middle Tennessee in December 2006. A second center was opened in Mobile, Alabama in October 2007. The third center was opened in August 2008 in Houston, Texas. The centers are designed with the Medicare member in mind, and the physical space is easily accessible to patients, with wide corridors and doors, adjacent parking or valet service, and open reception areas. Members receive care from an expanded team, which includes their physician, nurse, a pharmacist, and nurse educator. An electronic medical record ensures that information is shared among all the care providers. The centers also offer a range of social and community events tailored to meet the needs of our Medicare members. We believe the centers improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. We continue to believe and see evidence that the unique solution and experience created through LivingWell Health Centers will give us an advantage over our competitors not offering clinics, creating a more attractive network and healthcare delivery for our members.
Generally, we contract for pharmacy services through an unrelated pharmacy benefits manager, or PBM, who is reimbursed at a discount to the “average wholesale price” or “maximum allowable cost” for the provision of covered outpatient drugs. We also pay our PBM claims processing, administrative, and other program-related fees. Pursuant to contracts between the company and pharmaceutical companies, we are entitled to share in drug manufacturers’ rebates based on pharmacy utilization relating to certain qualifying medications.
Physician Engagement Strategy
We believe strong provider relationships are essential to increasing our membership and improving the quality of care to our members on a cost-efficient basis. We have established comprehensive networks of providers in each of our markets. We seek providers who have experience in managing the Medicare population, including through a risk-sharing or other relationship with a Medicare Advantage plan. Our goal is to create mutually beneficial and collaborative arrangements with our providers. We believe provider incentive arrangements should not only help us attract providers, but also help align their interests with our objective of providing high-quality, cost-effective healthcare and ultimately encourage providers to deliver a level of care that promotes member wellness, reduces avoidable catastrophic outcomes, and improves clinical results.
In some markets, we have entered into semi-exclusive arrangements with provider organizations or networks. For example, in Texas we have partnered with Renaissance Physician Organization, or RPO, a large group of 13 independent physician associations with over 1,300 physicians, including approximately 500 primary care physicians, and approximately 32,000 enrolled members located primarily in and around the Houston, Texas metropolitan area. In Florida, pursuant to our exclusive arrangement with LMC, LMC provides services to our members at its seven medical clinics, including primary care, specialty care, dental, vision, radiology, and pharmacy services, as well as transportation for our members to and from the clinics. These arrangements increase our level of engagement with our providers and allow us to offer a high quality of care to our members while more effectively managing our medical expense.
We strive to be the preferred Medicare Advantage partner for providers in each market we serve. In addition to risk-sharing and other incentive-based financial arrangements, we seek to address administrative and resource issues commonly experienced by physicians, particularly PCPs, and to promote a provider-friendly relationship by paying claims promptly, providing periodic performance and efficiency evaluations, providing convenient, web-based access to eligibility data and other information, together with additional IT support, and offering additional clinical and point-of-care support. By fostering a collaborative, interactive relationship with our providers, we are better able to gather data relevant to improving the level of preventive healthcare available under our plans, monitor the utilization of medical treatment and the accuracy of patient encounter data, risk coding and the risk scores of our plans, and otherwise ensure our contracted providers are providing high-quality and timely medical care.

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
We also have a risk-sharing arrangement with LMC, our exclusive clinic model provider in South Florida, whereby we annually adjust such advance amounts based on our annual institutional and professional medical loss ratio, or MLR, for LMC Health Plan members.
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
In a limited number of cases, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop-loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare. In non-Medicare cases, we may be obligated to pay the full rate billed by the provider.

Sales and Marketing Programs
Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues. To date, we have not actively marketed our PDP and have relied primarily on auto-assignments of dual-eligibles by CMS. As of December 31, 2009, our sales force consisted of approximately 1,430 appointed third party agents and 108 internal licensed sales employees (including in-house telemarketing personnel). For most of our markets, our third party agents are not exclusive to our plans. All of our third party sales agents are compensated on a commission basis in accordance with MIPPA and related regulations.
In addition to traditional marketing methods including direct mail, radio, television, internet and other mass media, and cooperative advertising with participating hospitals and medical groups to generate leads, we also hold educational meetings in churches and community centers and in coordination with government agencies. We regularly participate in local community health fairs and events, and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care. Recently enacted MIPPA-related regulations affect where and how our marketing activities are conducted. For example, we cannot engage in marketing activities in health care settings or at educational events.
Our sales and marketing programs include an integrated multimedia advertising campaign. Major League Baseball Hall of Fame member Willie Mays, is our national spokesperson. Campaigns are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining members and providers. In addition, we seek to create ethnically and culturally competent marketing programs, where appropriate, that reflect the diversity of the areas that we serve.
Our marketing and sales activities are regulated by CMS and other governmental agencies. CMS has oversight over all, and has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. MIPPA expanded the list of prohibited activities beginning in 2009 to include providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling. Under MIPPA, the scope of all marketing appointments with potential beneficiaries and products to be discussed must be agreed to by the beneficiary in advance of the meeting. Further, all Medicare Advantage plans are required to have the plan type included in the plan name.
The activities of our third-party brokers and agents are also heavily regulated. MIPPA requires all agents, brokers and other third parties to be trained annually and to complete annual testing regarding Medicare Advantage marketing rules. We require background checks and maintain active and ongoing training and oversight of all employed and contracted sales representatives, agents, and brokers.
Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible and institutional beneficiaries and others who qualify as disabled or for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. The annual enrollment period is from November 15 through December 31 each year. Medicare Advantage beneficiaries have an additional election period that runs from January 1 to March 31 of each year to make one equivalent election. Since the implementation of MMA, we have significantly adjusted the timing and intensity of our marketing efforts to align with the limited open enrollment period.

Competition
Our principal competitors for contracts, members, and providers vary by local service area and are generally national, regional, and local commercial managed care organizations, including PDPs, targeting Medicare recipients including, among others, UnitedHealth Group, Humana, Inc., and Universal American Corporation. In addition, MMA caused a number of other managed care organizations, some of which were already in our service areas, to decide to enter the Medicare Advantage market. Moreover, the implementation of Medicare Part D prescription drug benefits caused national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to enter our markets and provide services and benefits to the Medicare-eligible population.
We believe the primary factors influencing a Medicare recipient’s choice among health plan options are:
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
Our right to obtain payment from Medicare is subject to compliance with numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage and PDP plans, our Medicare revenues are completely dependent upon the premium rates and coverage determinations in effect from time to time in the Medicare program.
In addition, in order to operate our Medicare Advantage plans and PDP, we must obtain and maintain certificates of authority or licenses from each state in which we operate. In order to remain certified we generally must demonstrate, among other things that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs and otherwise meet applicable licensing requirements. Each of our health plans is also required to report quarterly on its financial performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic reviews of quality of care and financial status by the applicable state agencies. Accordingly, in order to remain qualified for the Medicare program, it may be necessary for our Medicare plans to make changes from time to time in their operations, personnel, and services. Although we intend for our Medicare plans to maintain certification and to continue to participate in those reimbursement programs, there can be no assurance that our Medicare plans will continue to qualify for participation.

PDP sponsors are required to be licensed under state law as risk-bearing entities eligible to offer health insurance or health benefits coverage in each state in which a PDP is offered. In connection with the implementation of MMA, CMS implemented waiver processes to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they did business, even if the state already had in place a licensing process for PDP sponsors, by submitting a “single state waiver” in such states. As of January 1, 2010, we had obtained licenses to operate as a risk-bearing entity in 41 states, and single state waivers for 9 states that will expire on December 31, 2010. Although the company believes it will be able to obtain licenses or additional waivers in each jurisdiction in which the PDP operates, there can be no assurance that the company will be successful in doing so.
Federal Regulation
Medicare. We contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare program. As a result, we are subject to extensive federal regulations. CMS may, and does, audit any health plan operating under a Medicare contract to determine the plan’s compliance with federal regulations and contractual obligations.
Additionally, the marketing activities of Medicare plans are strictly regulated by CMS. For example, CMS has oversight over all, and in some cases has imposed advance approval requirements with respect to, marketing materials used by our Medicare plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. Failure to comply with these marketing regulations could result in the imposition of sanctions by CMS, such as prohibitions from marketing a Medicare Advantage plan during the annual enrollment period, restrictions on a Medicare Advantage plan’s enrollment of new members for a specified period, fines, and civil monetary penalties.
Fraud and Abuse Laws. The federal anti-kickback statute imposes criminal and civil penalties for paying or receiving remuneration (which includes kickbacks, bribes, and rebates) in connection with any federal healthcare program, including the Medicare program. The law and related regulations have been interpreted to prohibit the payment, solicitation, offering, or receipt of any form of remuneration in return for the referral of federal healthcare program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. In some of our markets, states have adopted similar anti-kickback provisions, which apply regardless of the source of reimbursement.
The federal anti-kickback statute contains two statutory safe harbors addressing certain risk-sharing arrangements. In addition, the Office of Inspector General has adopted regulatory safe harbors related to managed care arrangements. These safe harbors describe relationships and activities that are deemed not to violate the federal anti-kickback statute. Failure to satisfy each criterion of an applicable safe harbor does not mean that an arrangement constitutes a violation of the law; rather, the arrangement must be analyzed on the basis of its specific facts and circumstances. Business arrangements that do not fall within a safe harbor create a risk of increased scrutiny by government enforcement authorities. We have attempted to structure our risk-sharing arrangements with providers, the incentives offered by our health plans to Medicare beneficiaries, and the discounts our plans receive from contracting healthcare providers to satisfy the requirements of these safe harbors. There can be no assurance, however, that upon review regulatory authorities will determine that our arrangements satisfy the requirements of the safe harbors and do not violate the federal anti-kickback statute.
CMS has promulgated regulations that prohibit health plans with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans including bonuses or withholdings that could result in a physician being at “substantial financial risk” as defined in Medicare regulations. Our ability to maintain compliance with these regulations depends, in part, on our receipt of timely and accurate information from our providers. Although we strive to conduct our operations in compliance with these regulations, we are subject to audit and review. It is possible that regulatory authorities may challenge our provider arrangements and operations, and there can be no assurance that we would prevail if challenged.

Federal False Claims Act. We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act prohibits a person or entity from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or making a false statement or using a false record to get a claim approved. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for “whistleblowers”. The False Claims Act defines the term “knowingly” broadly. The federal government has taken the position, and some courts have held, that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, the qui tam provisions of the False Claims Act allow a private person (for example, a “whistleblower” such as a former employee, competitor, or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government. The private person may share in any settlement or judgment that may result from that lawsuit. When a private person brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. We may be subject to investigations and lawsuits under the False Claims Act that may be initiated either by the government or a whistleblower. It is not possible to predict the impact such actions may have on our business.
Federal law provides an incentive to states to enact false claims laws that are comparable to the False Claims Act. A number of states, including states in which we operate, have adopted false claims acts as well as other laws whereby a private party may file a civil lawsuit on behalf of the government in state court.
HIPAA Administrative Simplification and Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to a variety of issues that affect our business, including the privacy and security of medical information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans, to implement administrative, physical, and technical safeguards to protect the security of such information. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.
As required by ARRA, the Department of Health & Human Services, or DHHS published an interim final rule on August 24, 2009 that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, DHHS is required to conduct periodic compliance audits of covered entities and their business associates. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. We remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

Pursuant to HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and that health plans must support. In addition, HIPAA requires that each provider use and plans support a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. Use of the ICD-10 code sets is not mandatory until October 1, 2013. We believe that use of the ICD-10 code sets will require significant administrative changes to our operations.
On January 8, 2001, the U.S. Department of Labor’s Pension and Welfare Benefits Administration, the Internal Revenue Service, or IRS, and DHHS adopted two regulations that provide guidance on the nondiscrimination provisions under HIPAA as they relate to health factors and wellness programs. These provisions prohibit a group health plan or group health insurance issuer from denying an individual eligibility for benefits or charging an individual a higher premium based on a health factor. These regulations have not had a material adverse effect on our business.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include health providers and health plans, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The enforcement date for this rule has been postponed multiple times, most recently until June 1, 2010.
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
State Regulation
Each of our HMO and regulated insurance subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO and regulated insurance subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions, and business operations. Our HMO and regulated insurance subsidiaries are also generally required to demonstrate, among other things, that we have an adequate provider network, that our systems are capable of processing providers’ claims in a timely fashion and collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving our regulated subsidiaries and of certain transactions between the regulated subsidiaries and affiliated entities or persons, such as the payment of dividends.
Our HMO and regulated insurance subsidiaries are required to maintain minimum levels of statutory capital. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs, or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. Currently, only our Texas HMO and accident and health insurance subsidiaries are subject to statutory RBC requirements. Our other HMO subsidiaries are subject to other minimum statutory capital requirements mandated by the states in which they are licensed. These requirements assess the capital adequacy of the regulated subsidiary based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If a regulated insurance subsidiary’s statutory capital level falls below certain required capital levels, the subsidiary may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation, or liquidation proceedings.

Effective January 1, 2009, MIPPA required that all Medicare Advantage and PDP agents and brokers be licensed by their respective states. In addition, where applicable, Medicare Advantage and PDP organizations must also comply with state appointment laws. MIPPA further requires that Medicare Advantage and PDP organizations report to the applicable state, as required by state law, the termination of any agent or broker, including the reasons for such termination. Medicare Advantage and PDP organizations must also timely comply with a state’s request for information regarding the performance of a licensed agent, broker, or other third party representing the organization pursuant to a state’s investigation.
Technology
We have developed and implemented information technology solutions that we believe are critical to providing accurate data for and about our members and for complying with governmental and contractual requirements. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, and planning and analysis. These systems also support various member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. We continue to enhance our in-house case management software functionality and expand electronic medical records to improve the quality of care.
We have recently completed an enterprise-wide migration to a new “voice over IP” telephony and call center platform, increasing call center functionality and allowing for virtualized enterprise capability and redundancy. We have also enhanced our data security and compliance through, among other things encrypting all information on laptop, desktop, and personal devices. We continue our custom development of an internal data warehouse, which enhances our ability to analyze data as well as rapidly respond to changing market, regulatory, and operational requirements.
Employees
As of December 31, 2009, we had approximately 1,800 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good.

Service Marks
The name “HealthSpring” is a registered service mark with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.
EXECUTIVE OFFICERS OF THE COMPANY
The following are our executive officers and their biographies and ages as of February 4, 2010:
Herbert A. Fritch, age 59, has served as the Chairman of the Board of Directors and Chief Executive Officer of the company and its predecessor, NewQuest, LLC, since the commencement of operations in September 2000. He also served as our President from commencement of operations until October 2008. Beginning his career in 1973 as an actuary, Mr. Fritch has over 35 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch also served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to founding NAMM, Mr. Fritch served as a regional vice president for Partners National Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
Michael G. Mirt, age 58, has served as President of the company since November 2008. Prior to joining the company, Mr. Mirt served as executive vice president and chief operating officer of AmeriChoice, a UnitedHealth Group company and public-sector-focused managed care organization, from May 2005 to August 2007. Prior to his service with AmeriChoice, Mr. Mirt worked as a private consultant in the healthcare industry from 2004 through May 2005 after serving as a regional president for Cigna Healthcare from 1999 to 2003. Mr. Mirt holds Bachelor of Science and Master of Health Sciences degrees from Wichita State University.
Karey L. Witty, age 45, has served as Executive Vice President and Chief Financial Officer of the company since July 2009. Mr. Witty has over 15 years of experience in financial management positions in the healthcare industry, including most recently as executive vice president and chief financial officer of Valitàs Health Services Inc., a clinical contract and healthcare management services company, from March 2007 to July 2009. Prior to that, beginning in 1999, Mr. Witty served in various capacities for Centene Corporation, a Medicaid-focused, multi-line managed care organization, including as chief financial officer of the parent company for approximately six years, including during its 2001 initial public offering, and as chief executive of the health plan business unit overseeing Medicaid operations in eight states. Mr. Witty holds a B.B.A. in Accounting from Middle Tennessee State University and is a certified public accountant.
Sharad Mansukani, age 40, has served as one of the company’s directors since June 2007 and has served as the company’s Executive Vice President — Chief Strategy Officer since November 2008. Dr. Mansukani also serves as a senior advisor of Texas Pacific Group, a private equity investment firm (“TPG”), and serves on the faculties at University of Pennsylvania and Temple University schools of medicine. Dr. Mansukani previously served as senior advisor to the administrator of CMS from 2003 to 2005, and as senior vice president and chief medical officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by certain Philadelphia-area hospitals, from 1999 to 2003. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani serves as a director of IASIS Healthcare, LLC, an owner and operator of acute care hospitals, Moksha8 Pharmaceuticals, Inc., a pharmaceutical company specializing in emerging markets, and Surgical Care Affiliates, an operator of ambulatory surgery centers, all of which are TPG portfolio companies.

Scott C. Huebner, age 37, has served as Executive Vice President since March 2009 and as the President of the HealthSpring’s Texas market and of HealthSpring’s GulfQuest management operations since January 2006. Prior to that, he served as a Senior Vice President of the company and Vice President of Network Operations of Texas HealthSpring. Prior to joining HealthSpring in 2000, Mr. Huebner served as senior administrator for NAMM. Mr. Huebner holds a B.A. in Marketing from Texas A&M University.
M. Shawn Morris, age 46, has served as Executive Vice President since March 2009 and as the President of HealthSpring’s Tennessee market since January 2007. Prior to that, he served as Senior Vice President of the company and as the Vice President of Operations. Before joining HealthSpring in 2005, Mr. Morris served as a regional manager for Manheim, a provider of automotive remarketing services, from 2003 to 2005. Mr. Morris also served as the executive chief financial officer and executive vice president of operations at Digital Connections Inc. from 1999 to 2003, and as the vice president of managed care operations for NAMM from 1995 to 1999. Mr. Morris holds a B.S. in Accounting from Western Kentucky University.
Mark A. Tulloch, age 47, has served as Executive Vice President-Enterprise Operations since March 2009. Prior to that, he served as Senior Vice President of Managed Care Operations from January 2007 to March 2009 and Senior Vice President of Pharmacy Operations from July through December 2006. Prior to joining the company, he served from March 2003 to July 2006 as senior vice president of operations for United Surgical Partners International, Inc. (“USPI”), an owner and operator of short-stay surgical facilities. Prior to March 2003, Mr. Tulloch spent seven years with OrthoLink Physicians Corporation, a subsidiary of USPI specializing in orthopaedic practice management and ancillary development. Mr. Tulloch served in various capacities for Ortholink, including as president and chief operating officer. Mr. Tulloch holds an M.B.A. from the Massey School at Belmont University, a M.Ed. from Vanderbilt University, and a B.S. from Middle Tennessee State University.
J. Gentry Barden, age 48, has served as Senior Vice President, General Counsel, and Secretary of the company since July 2005. From September 2003 to July 2005, Mr. Barden was a member of Brentwood Capital Advisors LLC, an investment banking firm based in Nashville, Tennessee. From December 1998 to February 2003, Mr. Barden was a managing director of two different investment banking firms. For over 12 years prior to December 1998, Mr. Barden was a corporate and securities lawyer, including with Bass, Berry & Sims PLC. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.
David L. Terry, Jr., age 58, has served as Senior Vice President and Chief Actuary of the company since March 2005, and served in various capacities, including Chief Actuary, for the company’s predecessor since July 2003. Prior to that, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in actuarial science from the University of Nebraska.
Dirk O. Wales, M.D., age 52, has served as Senior Vice President and Chief Medical Officer of the company since February 2008. Dr. Wales has also served as Chief Clinical Officer of the company since July 2007 and as Senior Medical Director of the company’s Texas health plan since February 2003. For over four years prior to joining the company, Dr. Wales served as chief medical officer of NAMM. Dr. Wales obtained an M.D. and a Psy.D. from Wright State University and a B.S. from Emory University.

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
MIPPA provides for reduced federal spending on the Medicare Advantage program by a total of $48.7 billion over the 2008 to 2018 period. MIPPA also requires the Medicare Payment Advisory Commission, or MedPac, to report on both the quality of care provided under Medicare Advantage plans and the cost to the Medicare program of such plans. In June 2009, MedPac released its report concluding that, in 2009, the Medicare program will pay substantially more for Medicare Advantage enrollees than if such enrollees were in traditional fee-for-service Medicare and recommending lower payments to, and quality performance standards for, Medicare Advantage plans. In November 2009, MedPac approved an eight part methodology for comparing performance measures among Medicare Advantage plans and between the Medicare Advantage and traditional Medicare fee-for-service programs. There can be no assurance whether Congress will adopt into law some or all of MedPac’s recommendations, which, if so adopted, could adversely affect plan revenues.
Medicare currently compensates teaching hospitals for the graduate medical education costs incurred when treating Medicare beneficiaries by providing such hospitals with indirect medical education (“IME”) payments. Under the Medicare fee-for-service program, IME is paid directly to a teaching hospital; however, under Part C, CMS also provides IME payments to Medicare Advantage organizations as part of the overall Medicare Advantage plan payment rate. MIPPA requires CMS to phase out IME payments to Medicare Advantage organizations beginning in 2010. The phase out of IME payments to Medicare Advantage organizations is limited to no more than 0.6% per county in 2010. Because of the gradual nature of the phase-out, we do not expect a material reduction in our PMPM premiums; it will, however, result in a decrease in our revenues derived from IME payments and may negatively impact our future profitability.
In April 2009, CMS published its 2010 Medicare Advantage plan capitation rates, which included a risk scoring coding intensity adjustment, applicable to all Medicare Advantage members that substantially reduced previously-anticipated 2010 Medicare Advantage premium rates. Taking into account premium changes relating to changes in our plan members’ specific risk scores, CMS’s plan-wide reduction in members’ risk scores, and other rate changes, we estimate that 2010 premium rates payable to our health plans have decreased by approximately 2.5% as compared to 2009 premium rates. Notwithstanding the reduction in premium rates, we believe our 2010 plans’ benefit designs will allow us to operate at levels near our historical MLR targets and profit margins. There can be no assurance, however, that the reduction in government capitation rates and our plans’ responses, including changes in benefit design, will not have a material adverse impact on our member growth expectations and profitability.
Currently Pending Healthcare Reform Proposals, if Passed into Law, Would Reduce our Revenue and Profitability.
Both houses of the U.S. Congress have passed bills that would reform the structure and funding of the U.S. healthcare system, including the Medicare program. Both bills include provisions that would adjust payments to Medicare Advantage plans in an effort to achieve budgetary neutrality, or parity, between traditional fee-for-service Medicare and Medicare Advantage. Both bills also contain other items that, if adopted as law, we expect would have a material adverse impact on Medicare Advantage plans, including our plans. These items include, without limitation, provisions requiring “competitive bidding” against a reduced plan benefit design, legally-imposed minimum medical loss ratios, premium excise taxes, and additional limitations on Medicare Advantage marketing and enrollment periods. Given the inherent uncertainty in the legislative process, we are not able to predict if and how these bills will be reconciled and what provisions will become law, if any, or the actual impact on the profitability or viability of any of our Medicare Advantage plans.

CMS’s Risk Adjustment Payment System Makes Our Revenue and Profitability Difficult to Predict and Could Result In Material Retroactive Adjustments to Our Results of Operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish appropriate compensation for Medicare plans that enroll and treat less healthy Medicare beneficiaries. CMS’s risk adjustment model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from hospital outpatient facilities and physician visits, gender, age, and Medicaid eligibility. CMS requires that all managed care companies capture, collect, and report the necessary diagnosis code information to CMS, which information is subject to review and audit for accuracy by CMS. Because Medicare Advantage premiums are risk-based, it is difficult to predict with certainty our future revenue or profitability.
CMS establishes premium payments to Medicare plans based on the plans’ approved bids at the beginning of the calendar year. Based on the members’ known demographic and risk information, CMS then adjusts premium levels on two separate occasions during the year on a retroactive basis to take into account additional member risk data. The first such adjustment updates the risk scores for the current year based on prior year’s dates of service. The second such adjustment is a final retroactive risk premium settlement for the prior year. Beginning in January 2008, the Company accounts for estimates of such adjustments on a monthly basis. As a result of the variability of factors increasing plan risk scores that determine such estimations, the actual amount of CMS’s retroactive payment could be materially more or less than our estimates. Consequently, our estimate of our plans’ aggregate member risk scores for any period, and our accrual of premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability.
Our Records and Submissions to CMS May Contain Inaccurate or Unsupportable Information Regarding the Risk Adjustment Scores of Our Members, Which Could Cause Us to Overstate or Understate Our Revenue.
We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to CMS by us based on medical charts and diagnosis codes prepared and submitted to us by providers of medical care. We generally rely on providers to appropriately document and support such risk-adjustment data in their medical records and appropriately code their claims. We sometimes experience errors in information and data reporting systems relating to claims, encounters, and diagnoses. Inaccurate or unsupportable coding by medical providers, inaccurate records for new members in our plans, and erroneous claims and encounter recording and submissions could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods. Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We, or CMS through a medical records review and risk adjustment validation, may also find that data regarding our members’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our results of operations.
In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS announced that it would regularly audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices (sometimes referred to as “RADV Audits”). The Company’s Tennessee Medicare Advantage plan has been selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. The Company is in the process of responding to the RADV Audit request, including retrieving and providing medical records supporting diagnoses codes and risk scores and, where appropriate, provider attestations, all of which are due to CMS on February 18, 2010. CMS has indicated that payment adjustments resulting from its RADV Audits will not be limited to risk scores for the specific beneficiaries for which errors are found but will be extrapolated to the relevant plan population. CMS’s methodology for extrapolation remains unclear, however. The Company is in the process of gathering records responsive to the RADV Audit and is currently unable to calculate a payment error rate or predict the impact of extrapolating that error rate to 2007 Tennessee plan premiums. There can be no assurance, however, that the conclusion of the Tennessee RADV Audit will not result in a material adverse impact to the Company’s results of operations or cash flows, or that the Company’s other plans will not be randomly selected or targeted for a RADV Audit by CMS or, in the event that another plan is so selected, that the outcome of such RADV Audit will not result in a material adverse impact to the Company’s results of operations and cash flows.

Statutory Authority for SNPs Could Expire and Federal Limitations on SNP Expansion and Other Recent Limitations on SNP Activities Could Adversely Impact our Growth Plans.
Under current law, CMS’s authority to designate SNPs expires on December 31, 2010. Unless this law is changed, CMS may not be able to renew our SNP contracts after December 31, 2010. Additionally, federal law prohibits CMS from designating additional disproportionate share SNPs. Failure to renew our SNP contracts could adversely impact our operating results. In addition, effective for plan year 2010, SNPs are required to meet additional CMS requirements, including requirements relating to model of care, cost-sharing, disclosure of information, and reporting of quality measures.
Legislative Changes to the Medicare Program Have Materially Impacted Our Operations and Increased Competition for Members.
MMA substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA increased competition and created challenges for us with respect to educating our existing and potential members about the changes. MIPPA, enacted in July 2008, added, among other things, restrictions on Medicare Advantage sales and marketing activities. MMA and MIPPA may create other substantial and potentially adverse risks including the following:
Increased competition has and may continue to adversely affect our enrollment and results of operations.
•	MMA generally increased reimbursement rates for Medicare Advantage plans, which we believe resulted in an increase in the number of plans that participate in the Medicare program and created additional competition. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, established PDPs that compete with some of our Medicare programs.
•	Managed care companies began offering various new products beginning in 2006 pursuant to MMA, including PFFS plans and regional PPOs. Medicare PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than Medicare Advantage HMOs such as ours allow, which typically require members to coordinate care through a primary care physician. MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. Although recent legislation limits the continuing viability of PFFS plans, particularly beginning in 2011, there can be no assurance that PFFS plans and regional Medicare PPOs in our service areas will not continue to adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.
The limited annual enrollment process and additional marketing restrictions have limited our ability to market our products.
Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of MMA have restricted our growth as they have limited our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment periods. MIPPA further restricted where and how our marketing activities may be conducted. For example, the list of prohibited marketing activities was expanded by MIPPA to include providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling. Currently proposed legislation further restricts the annual marketing and enrollment periods.

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
In 2009, approximately 20.6% of our revenue was attributable to Medicare Part D premiums (MA-PD and PDP), up from 14.7% in 2006, the first year of Part D’s implementation. Failure to sustain our PDP operations’ profitability could have an adverse effect on our financial condition and results of operations. Factors that could adversely affect our PDP operations include:
•	Congress may make changes to the Medicare program, including changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenue or medical expense or plans for growth.
•	We are making actuarial assumptions about the utilization of prescription drug benefits in our MA-PD plans and our PDP and about member turnover and the timing of member enrollment into our PDP during the year. We cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.
•	Substantially all of our PDP membership is the result of CMS’s auto-assignment of dual-eligible beneficiaries in regions where our Part D premium bids are below CMS benchmarks. In general, our premium bids are based on assumptions regarding total PDP enrollment and the timing during the year thereof, utilization, drug costs, and other factors. For 2010, our bid was below the benchmark in 24 of the 34 CMS regions. Our continued participation in the Part D program is conditional on our meeting certain contractual performance standards and otherwise complying with CMS regulations governing our operating compliance. If our future Part D premium bid is not below CMS’s thresholds, or if CMS determines we have not met contractual or regulatory performance standards, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us.
•	Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP. Medicare beneficiaries who are not dually eligible will be able to change PDPs during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDP, and we may not be able to attract new PDP members.

Financial accounting for the Medicare Part D benefits requires difficult estimates and assumptions.
MMA provides for “risk corridors” that are designed to limit to some extent the gains or losses MA-PDs or PDPs would incur if their costs were lower or higher than those in the plans’ bids submitted to CMS. Currently, health plans bear all gains and losses of up to 5% of their expected costs and retain 50% of the gains or are reimbursed 50% of the loss between 5% and 10% and retain 20% of the gain or are reimbursed for 80% of the loss in excess of 10%.
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
For example, in October 2009 CMS proposed regulations that would, among other things, require Medicare Advantage plans to use standardized marketing materials without modification, increase reporting obligations, and require hiring an independent auditor to conduct annual data validations. The proposed regulations would also allow CMS to find a Medicare Advantage plan noncompliant based on a determination that such plan is an “outlier” compared to other plans. It is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under the Medicare program and to continue to serve our members and attract new members.
If We Are Required to Maintain Higher Statutory Capital Levels for Our Existing Operations or if We Are Subject to Additional Capital Reserve Requirements as We Pursue New Business Opportunities, Our Cash Flows and Liquidity May Be Adversely Affected.
Our health plans are operated through regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Currently, Texas is the only jurisdiction in which we have a regulated subsidiary that has adopted risk-based capital requirements. A Texas accident and health insurance subsidiary, to which we transferred substantially all of our PDP operations in 2009, is subject to risk-based capital requirements in certain other jurisdictions in which it does business. Regardless whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our regulated insurance and HMO subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to maintain additional statutory capital. For example, in connection with its order approving our acquisition of LMC Health Plans, the Florida Office of Insurance Regulation has required LMC Health Plans to maintain until September 2010 at least 115% of the statutory surplus otherwise required by Florida law. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.
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
Despite structuring these arrangements in ways that we believe comply with applicable law, regulatory authorities may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with providers constitute unlawful fee-splitting. Moreover, we cannot predict whether changes will be made to existing laws or whether new ones will be enacted, which could cause us to be out of compliance with these requirements. If our arrangements are found to violate corporate practice of medicine or fee-splitting laws, our provider or independent physician association management contracts could be found legally invalid and unenforceable, which could adversely affect our operations and profitability, and we could be subject to civil or, in some cases, criminal, penalties.

We Are Required to Comply With Laws Governing the Transmission, Security, and Privacy of Health Information That Require Significant Compliance Costs, and Any Failure to Comply With These Laws Could Result in Material Criminal and Civil Penalties.
Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, including healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. Recently, ARRA broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA increased the penalties for violations of HIPAA. Pursuant to ARRA, DHHS has published an interim final rule requiring covered entities to report breaches of unsecured protected health information to affected individuals following discovery of the breach by a covered entity or its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information. HIPAA also provides that, to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, such standards and laws are not preempted.
We conduct our operations in an attempt to comply with all applicable privacy and security requirements. Given the recent changes to HIPAA, the complexity of the HIPAA regulations, and the fact that the regulations are subject to changing and, at times, conflicting interpretation, our ongoing ability to comply with the HIPAA requirements cannot be guaranteed. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance more difficult. In addition, other government agencies may from time to time promulgate rules relating to privacy and security with which we may be required to comply. To the extent that we are unable to support unique identifiers and electronic healthcare claims and payment transactions that comply with the electronic data transmission standards established under HIPAA, we may be subject to penalties and operations may be adversely impacted. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.
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
Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by CMS for our Medicare Advantage plans and PDP. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under CMS’s annual contracts during the then-current terms. Relatively small changes in our medical loss ratio, or MLR, will create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.

Historically, our medical expenses as a percentage of premium revenue have fluctuated. Factors that may cause medical expenses to exceed our estimates include:
•	an increase in the cost of healthcare services and supplies, including prescription drugs, whether as a result of inflation or otherwise;

•	higher than expected utilization of healthcare services, particularly in-patient hospital services and out-patient professional settings, or unexpected utilization patterns and member turnover in our PDP operations;

•	periodic renegotiation of hospital, physician, and other provider contracts;

•	changes in the demographics of our members and medical trends affecting them;

•	new mandated benefits or other changes in healthcare laws, regulations, and practices;

•	new treatments and technologies;

•	consolidation of physician, hospital, and other provider groups;

•	contractual disputes with providers, hospitals, or other service providers; and

•	the occurrence of catastrophes, major epidemics, or acts of terrorism.
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

A Disruption in Our Healthcare Provider Networks Could Have an Adverse Effect on Our Operations and Profitability.
Our operations and profitability are dependent, in large part, upon our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks could refuse to contract with us, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to our members, or difficulty in meeting our regulatory or accreditation requirements. In some service areas, healthcare providers may have significant market positions. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those service areas could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. In addition, a prolonged economic downturn or recession could negatively impact the financial condition of our providers, which could adversely affect our medical costs. Any disruption in our provider network could result in a loss of membership and management fee revenue and in higher healthcare costs.
Our Texas operations comprised 27.1% of our Medicare Advantage members as of December 31, 2009 and 25.4% of our total revenue for the year ended December 31, 2009. A significant proportion of our providers in our Texas market are affiliated with RPO, a large group of independent physician associations. As of December 31, 2009, physicians associated with RPO served as the primary care physicians for approximately 63% of our members in our Texas market. Our agreements with RPO generally have terms expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform under the agreements. If our Texas HMO subsidiary’s agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care for our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This could result in loss of membership. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the company could have the effect of delaying or frustrating a potential acquisition or other change in control of the company.
As of December 31, 2009, our LMC Health Plans subsidiary comprised 16.9% of our Medicare Advantage membership and 18.2% of our total revenue for the year then ended. A substantial portion of the medical services provided to our LMC Health Plans’ members is provided by LMC pursuant to a long-term medical services agreement. Any material breach or other material non-performance by LMC of its obligations to us under the medical services agreement could result in a significant disruption in the medical services provided to our Florida plan members, for which we would have no immediately acceptable alternative service provider, and would adversely affect our results of operations. In addition, the medical services agreement could be terminated by LMC for cause or in connection with certain changes in control of the Florida plan.
Competition in Our Industry May Limit Our Ability to Attract or Retain Members, Which Could Adversely Affect Our Results of Operations.
We operate in a highly competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products (including PPOs and PFFS plans), new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Corporation. In addition, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors whose PFFS plans and stand-alone PDPs have been attracting our Medicare Advantage and PDP members. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to attract and retain members in our health plans as a result of such competition could adversely affect our results of operations.

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
Delegated and Outsourced Service Providers May Make Mistakes and Subject Us to Financial Loss or Legal Liability.
We delegate or outsource certain of the functions associated with the provision of managed care and management services, including claims processing related to the provision of Medicare Part D prescription drug benefits. The service providers to whom we delegate or outsource these functions could inadvertently or incorrectly adjust, revise, omit, or transmit the data that we provide them in a manner that could create inaccuracies in our risk adjustment data, cause us to overstate or understate our revenue, cause us to authorize incorrect payment levels to providers and violate certain laws and regulations, such as HIPAA.
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
To the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:
•	additional employees who are not familiar with our operations;

•	new provider networks, which may operate on terms different from our existing networks;

•	additional members, who may decide to transfer to other healthcare providers or health plans;

•	disparate information technology, claims processing, and record-keeping systems; and

•	accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, estimates of risk adjustment payments, accounting for goodwill, intangible assets, stock-based compensation, and income tax matters.

For all of the above reasons, we may not be able to successfully implement our acquisition strategy. Furthermore, in the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership and incur additional debt that would restrict our cash flow, as we did in the acquisition of LMC Health Plans. We may also assume known and unknown liabilities, not (or only partially) covered by acquisition agreement indemnification provisions, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
Our Substantial Debt Obligations Pursuant to Our Credit Agreement Could Restrict Our Operations.
In connection with the acquisition of LMC Health Plans on October 1, 2007, we entered into a credit agreement (the “ 2007 Credit Agreement”) providing for a $300.0 million term facility and a $100.0 million revolving credit facility. Borrowings of $300.0 million under the term facility, together with our available cash on hand, were used to fund the acquisition and expenses related thereto. As of December 31, 2009, $237.0 million of debt was outstanding under the term loan facility of the 2007 Credit Agreement, and no amounts were outstanding under the revolver.
On February 11, 2010, the company entered into a new credit agreement (the “New Credit Agreement”) providing for a five-year, $175.0 million term loan credit facility, and a four-year, $175.0 million revolving credit facility. Upon closing of the New Credit Agreement and repayment of amounts owing under the 2007 Credit Agreement, the company had approximately $200.0 million of indebtedness outstanding. Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the company and its non-HMO subsidiaries, including a pledge by the company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries (including HMO subsidiaries).
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
The New Credit Agreement contains customary events of default and, if we fail to comply with specified financial and operating ratios, we could be in breach of the New Credit Agreement. Any breach or default could allow our lenders to accelerate our indebtedness, charge a default interest rate, and terminate all commitments to extend additional credit.
Our ability to maintain specified financial and operating ratios and operate within the contractual limitations can be affected by a number of factors, many of which are beyond our control, and we cannot assure you that we will be able to satisfy them.
Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.
In some cases, the credit markets have exerted downward pressure on the availability of liquidity and credit capacity. Although we do not currently anticipate needing financing in excess of amounts available to us under the New Credit Agreement in the event we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay capital expenditures, or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to such additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, and our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

The value of our investments is influenced by economic and market conditions, and a decrease in value could have an adverse effect on our results of operations, liquidity, and financial condition.
Our investment portfolio is comprised of investments, consisting primarily of highly-liquid government and corporate debt securities, that are classified as held-to-maturity and available-for-sale. Available-for-sale investments are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we intend to sell the securities or determine it is not more-likely-than-not we will be required to sell the securities prior to their recovery. For both available-for-sale investments and held-to-maturity investments, if a decline in value is deemed to be other-than-temporary and we intend to sell the securities or determine it is more-likely-than-not we will be required to sell the securities prior to their recovery, the security is deemed to be other-than-temporarily impaired and it is written down to fair value.
In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires judgment. We conduct this review on a quarterly basis using both quantitative and qualitative factors to determine whether a decline in value is other-than-temporary. Such factors considered include, the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, changes in credit issuer ratings by ratings agencies, recommendations of investment advisors, and forecasts of economic, market, or industry trends. We also regularly evaluate our intent to sell, or requirement to sell individual securities prior to maturity or before the full cost can be recovered.
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
From time to time, our health plans are subject to corrective action plans implemented by CMS to resolve identified compliance deficiencies. We take CMS compliance matters very seriously and work diligently to implement corrective action plans and resolve deficiencies effectively and timely. We cannot assure you that any CMS-imposed corrective action plans currently existing or in the future will be resolved satisfactorily or that any such corrective action plan will not have a materially adverse impact on the conduct of our business or the results of our operations.
The DHHS Office of the Inspector General, Office of Audit Services, or OIG, is conducting a national review of Medicare Advantage plans to determine whether they used payment increases consistent with the requirements of MMA. Under MMA, the bidding process requires that payment increases be used to cover increased medical costs, reduce beneficiary premiums or cost sharing, enhance benefits, put additional payment amounts in a benefit stabilization fund, or stabilize or enhance access. We cannot assure you that the findings of an audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations.
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
Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, diagnosis capture and risk score submissions, medical management, medical care cost and utilization trending, financial and management accounting, reporting, and planning and analysis. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems or related disaster recovery programs, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.
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
Provisions of our amended and restated certificate of incorporation and our second amended and restated bylaws may delay or prevent an acquisition of us or a change in our management or similar change in control transaction, including transactions in which stockholders might otherwise receive a premium for their shares over then current prices or that stockholders may deem to be in their best interests. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:
•	special meetings of our stockholders may be called only by the chairman of the board of directors, by our chief executive officer, or by the board of directors pursuant to a resolution adopted by a majority of the directors;
•	any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements;

•	actions taken by the written consent of our stockholders require the consent of the holders of at least 66 2/3% of our outstanding shares;
•	our board of directors is classified into three classes, with each class serving a staggered three-year term;
•	the authorized number of directors may be changed only by resolution of the board of directors;
•	our second amended and restated bylaws and certain sections of our amended and restated certificate of incorporation relating to anti-takeover provisions may generally only be amended with the consent of the holders of at least 66 2/3 % of our outstanding shares;
•	directors may be removed other than at an annual meeting only for cause;
•	any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors; and
•	our board of directors has the ability to issue preferred stock without stockholder approval.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease office space in a number of locations for our business operations. The following are our significant leased offices.

Location	Primary Use	Square footage	Expiration Date
Nashville, Tennessee	Tennessee Plan Headquarters	78,155	September 2011
Birmingham, Alabama	Alabama Plan Headquarters	71,923	April 2016
Nashville, Tennessee	Enterprise-wide Operations Center	54,000	May 2014
Houston, Texas	Texas Plan Headquarters	53,985	May 2018
Franklin, Tennessee	Corporate Headquarters	23,654	December 2014
Miami, Florida	Florida Plan Headquarters	15,925	February 2013
We believe our facilities are adequate for our present and currently anticipated needs.

Item 3.	Legal Proceedings
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

	2009
	High	Low
First Quarter	$20.36	$4.27
Second Quarter	11.91	7.91
Third Quarter	14.80	10.12
Fourth Quarter	18.38	11.83

	2008
	High	Low
First Quarter	$22.93	$13.39
Second Quarter	19.44	13.73
Third Quarter	22.63	15.35
Fourth Quarter	22.50	12.18
The last reported sale price of our common stock on the NYSE on February 8, 2010 was $17.18 and we had approximately 133 holders of record of our common stock on such date.
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
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2009, the Company repurchased the following shares of its common stock:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share ($)	Programs	Programs
10/01/09 – 10/31/09	—	—	—	—
11/01/09 – 11/30/09	2,099	0.31	—	—
12/01/09 – 12/31/09	—	—	—	—

Total	2,099	0.31	—	—

The number of shares purchased includes 2,084 shares repurchased from an employee at a price of $0.20 per share following his termination in accordance with the terms of a restricted stock purchase agreement and 15 shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.

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
The Peer Group Index consists of the following companies, which is a group of companies in the healthcare services industry of comparable market capitalization that we have used to assist in evaluating the competitiveness of our executive compensation plans and policies: AMERIGROUP Corporation, AmSurg Corp., Centene Corporation, Emergency Medical Services Corporation, Healthways, Inc., Lifepoint Hospitals, Inc., Magellan Health Services, Inc., MEDNAX, Inc. (formerly known as Pediatrix Medical Group, Inc.), Psychiatric Solutions, Inc., Universal American Corp., and WellCare Health Plans, Inc.

	2/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07
HealthSpring, Inc	100.00	84.67	85.30	87.58	92.58	107.14	86.72	88.72	86.67
S&P 500	100.00	101.52	100.06	105.73	112.81	113.53	120.66	123.11	119.01
Peer Group	100.00	106.63	107.03	108.57	121.01	128.82	128.77	137.90	125.30

		3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
HealthSpring, Inc		64.06	76.80	96.27	90.86	38.08	49.41	55.73	80.12
S&P 500		107.77	104.83	96.05	74.98	66.72	77.35	89.42	94.82
Peer Group		100.67	91.96	97.29	74.50	63.21	76.22	82.93	95.37

Item 6. Selected Financial Data
The following tables present selected historical financial data and other information for the company and its predecessor, NewQuest, LLC. We derived the selected historical statement of income, cash flow, and balance sheet data for each of the four years ended December 31, 2009 and as of and for the period from March 1, 2005 to December 31, 2005 from the audited consolidated financial statements of the company and for the period from January 1, 2005 to February 28, 2005 from the audited consolidated financial statements of NewQuest, LLC. We derived the selected balance sheet data as of February 28, 2005 from the unaudited consolidated financial statements of NewQuest, LLC.
The selected consolidated financial data and other information set forth below should be read in conjunction with the audited consolidated financial statements and notes included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

						HealthSpring
						Inc.	Predecessor
						Period from	Period from
	HealthSpring, Inc.				Combined Twelve	March 1, 2005	January 1, 2005
	Year Ended December 31,				Months Ended	to	to
	2009	2008	2007 (1)	2006	December 31, 2005 (2)	December 31, 2005 (3)	February 28, 2005 (3)
	(dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare	$2,616,529	$2,135,548	$1,479,576	$1,149,844	$705,677	$610,913	$94,764
Commercial	2,976	5,144	46,648	120,504	126,872	106,168	20,704

Total premiums	2,619,505	2,140,692	1,526,224	1,270,348	832,549	717,081	115,468
Management and other fees	42,250	32,602	24,958	26,997	20,698	17,237	3,461
Investment income	4,290	15,026	23,943	11,920	3,798	3,337	461

Total revenue	2,666,045	2,188,320	1,575,125	1,309,265	857,045	737,655	119,390

Operating expenses:
Medical expense:

Medicare	2,126,760	1,702,745	1,187,331	900,358	553,084	478,553	74,531
Commercial	3,186	5,146	38,662	108,168	107,095	90,783	16,312

Total medical expense	2,129,946	1,707,891	1,225,993	1,008,526	660,179	569,336	90,843
Selling, general and administrative	279,822	246,294	186,154	156,940	111,854	97,187	14,667
Transaction expense	—	—	—	—	10,941	4,000	6,941
Depreciation and amortization	30,726	28,547	16,220	10,154	7,305	6,990	315
Impairment of intangible assets	—	—	4,537	—	—	—	—
Interest expense	15,614	19,124	7,466	8,695	14,511	14,469	42

Total operating expenses	2,456,108	2,001,856	1,440,370	1,184,315	804,790	691,982	112,808

Income before minority interest and income taxes	209,937	186,464	134,755	124,950	52,255	45,673	6,582
Minority interest	—	—	—	(303)	(3,227)	(1,979)	(1,248)

Income before income taxes	209,937	186,464	134,755	124,647	49,028	43,694	5,334
Income tax expense	(76,342)	(67,512)	(48,295)	(43,811)	(19,772)	(17,144)	(2,628)

Net income	133,595	118,952	86,460	80,836	29,256	26,550	2,706
Preferred dividends	—	—	—	(2,021)	(15,607)	(15,607)	—

Net income available to common stockholders and members	$133,595	$118,952	$86,460	$78,815	$13,649	$10,943	$2,706

Net income per share available to common stockholders:
Basic	$2.43	$2.13	$1.51	$1.44	$—	$0.34	$—

Diluted	$2.41	$2.12	$1.51	$1.44	—	$0.34	—

Weighted average common shares outstanding:
Basic	54,973,690	55,904,246	57,249,252	54,617,744	—	32,173,707	—

Diluted	55,426,929	56,005,102	57,348,196	54,720,373	—	32,215,288	—

Net income per unit:
Basic	—	—	—	—	—	—	$0.55

Diluted	—	—	—	—	—	—	$0.55

Weighted average units outstanding:
Basic	—	—	—	—	—	—	4,884,176

Diluted	—	—	—	—	—	—	4,884,176

						HealthSpring
						Inc.	Predecessor
						Period from	Period from
	HealthSpring, Inc.				Combined Twelve	March 1, 2005	January 1, 2005
	Year Ended December 31,				Months Ended	to	to
	2009	2008	2007 (1)	2006	December 31, 2005 (2)	December 31, 2005 (3)	February 28, 2005 (3)
	(dollars in thousands, except share and unit data)
Cash Flow Data:
Capital expenditures	$15,828	$11,657	$15,886	$7,063	$2,802	$2,653	$149
Cash provided by (used in):
Operating activities	169,959	161,985	72,752	167,621	72,103	57,139	14,964
Investing activities	(17,951)	(7,035)	(389,195)	(336)	(276,346)	(270,877)	(5,469)
Financing activities	5,175	(196,800)	302,090	61,073	322,935	323,823	(888)
Cash and cash equivalents	$439,423	$282,240	$324,090	$338,443	$110,085	$110,085	$76,441
Total assets	1,508,267	1,344,777	1,351,073	842,645	591,838	591,838	157,350
Total long-term debt, including current maturities	236,973	268,013	296,250	—	188,526	188,526	5,358
Stockholders’/members’ equity	929,456	750,878	671,355	575,282	260,544	260,544	58,131
Operating Statistics:
Medical loss ratio — Medicare Advantage (4)	81.0%	78.3%	79.7%	78.8%	78.4%	78.3%	78.7%
Medical loss ratio — PDP (4)	83.3%	89.6%	86.3%	73.4%	—	—	—
Selling, general and administrative expense ratio(5)	10.5%	11.3%	11.8%	12.0%	13.1%	13.2%	12.3%
Members — Medicare Advantage (6)	189,241	162,082	153,197	115,132	101,281	101,281	69,236
Members — Commercial (6)	722	895	11,801	31,970	41,769	41,769	40,523
Members — PDP (6)	313,045	282,429	139,212	88,753	—	—	—

(1)	The financial and statistical information for the year ended December 31, 2007 includes the results of the Leon Medical Centers Health Plans, Inc. from October 1, 2007, the date acquired by the company and the effect of the company’s recording final retroactive rate settlement premiums and related risk sharing medical expenses for both the 2006 and 2007 plan years.

(2)	The combined financial information for the twelve months ended December 31, 2005 includes the results of operations of NewQuest, LLC, for the period from January 1, 2005 through February 28, 2005 and the results of operations of the company for the period from March 1, 2005 through December 31, 2005. The combined financial information is for illustrative purposes only, reflects the combination of the two-month period and the ten month period to provide a comparison with the twelve month periods, and is not presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

(3)	On November 10, 2004, NewQuest, LLC and its members entered into a purchase and exchange agreement with the company as part of a recapitalization. Pursuant to this agreement and a related stock purchase agreement, on March 1, 2005, the GTCR Funds and certain other persons contributed $139.7 million of cash to the company and the members of NewQuest, LLC contributed a portion of their membership units in exchange for preferred and common stock of the company. Additionally, we entered into a $165.0 million term loan, with an additional $15.0 million available pursuant to a revolving loan facility, and issued $35.0 million of subordinated notes. We used the cash contribution and borrowings to acquire the members’ remaining membership units in NewQuest, LLC for approximately $295.4 million in cash. The aggregate transaction value for the recapitalization was $438.6 million, which included $5.3 million of capitalized acquisition related costs. Additionally, the company incurred $6.3 million of deferred financing costs. In addition, NewQuest, LLC incurred $6.9 million of transaction costs which were expensed during the two-month period ended February 28, 2005 and the company incurred $4.0 million of transaction costs that were expensed during the ten-month period ended December 31, 2005. The transactions resulted in the company recording $315.0 million in goodwill and $91.2 million in identifiable intangible assets.

(4)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(5)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(6)	As of the end of each period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes as well as certain material trends or uncertainties we have observed. It includes the following sections:
•	Overview;

•	Results of Operations;

•	Segment Information;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Commitments and Contingencies;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
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
Overview
HealthSpring, Inc. (the “company” or “HealthSpring”) is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. As of December 31, 2009, we operated Medicare Advantage plans in Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas. As of January 1, 2010, we also commenced operations of Medicare Advantage plans in three counties in Northern Georgia. We also offer a national stand-alone Medicare prescription drug plan. We refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or MA-PD, as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans. We report our business in four segments: Medicare Advantage; PDP; Commercial; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “—Segment Information” below for additional information related thereto.
The Centers for Medicare and Medicaid Services (“CMS”) is the federal agency responsible for overseeing the Medicare program. The company’s Tennessee Medicare Advantage plan is currently undergoing an audit by CMS relating to compliance with CMS’s risk score coding requirements. The company is in the process of responding to CMS’s information request, including retrieving and providing medical records that support diagnosis codes and risk scores relating to 2006 dates of service and 2007 plan premiums. The company is currently unable to predict the outcome of CMS’s audit, calculate a payment error rate, or predict the amount of premiums, if any, that may be subject to repayment by the Tennessee plan to CMS. No assurance can be provided at this time as to the outcome of the current CMS audit or whether other company plans will be selected or targeted for such audits.

2009 Highlights
•	Net income increased $14.6 million, or 12.3%, in 2009 to $133.6 million compared to 2008.
•	Our diluted earnings per share, or EPS, was $2.41 for 2009 compared with $2.12 for 2008.
•	Medicare Advantage membership at 2009 year-end increased 16.8% over the prior year. PDP membership at 2009 year-end increased 10.8% over the prior year.
•	Medicare (including Medicare Advantage and PDP) premium revenue for 2009 was approximately $2.6 billion; an increase of 22.5% over 2008 results.
•	Medicare Advantage (including MA-PD) premiums were $2.3 billion for 2009, reflecting an increase of 22.5% over the prior year. Stand-alone PDP premiums increased $59.9 million, or 22.6%, to $325.4 million in 2009.
•	Total cash flow from operations was $170.0 million, or 1.3 times net income for 2009, compared with $162.0 million, or 1.4 times net income for 2008.
•	Total cash and cash equivalents at December 31, 2009 was $439.4 million, including cash of $106.4 million held at unregulated entities.
Revenue
General. Our revenue consists primarily of (i) premium revenue we generate from our Medicare line of business, (ii) fee revenue we receive for management and administrative services provided to independent physician associations, health plans, and self-insured employers, and (iii) investment income.
Premium Revenue. Our Medicare contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month, or PMPM, basis. For our Medicare plans, we recognize premium revenue during the month in which the company is obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as deferred revenue.
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
As with our traditional Medicare Advantage plans, we provide written bids to CMS for our Part D plans, which include the estimated costs of providing prescription drug benefits over the plan year. Premium payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for our MA-PD plans and PDP is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or our refunding to CMS a portion of the premium payments we previously received. We estimate and recognize adjustments to premium revenue related to estimated risk corridor payments as of each quarter end based upon our actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period. We account for estimated risk corridor settlements with CMS on our consolidated balance sheet and as an operating activity in our consolidated statement of cash flows. Actual risk corridor payments upon final settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
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

Certain Part D-related payments we receive from CMS, primarily relating to low income and reinsurance subsidies for qualifying members of our plans, represent payments for claims that we administer on behalf of CMS and for which we assume no risk. We account for these payments as funds held for (or due for) the benefit of members on our consolidated balance sheet and as a financing activity in our consolidated statement of cash flows. We do not recognize premium revenue or claims expense for these payments as these amounts represent pass-through payments from CMS to fund deductibles, co-payments, and other member benefits.
Fee Revenue. Fee revenue primarily includes amounts paid to us for management services provided to independent physician associations and health plans. Our management subsidiaries typically generate fee revenue on one of two bases: (1) as a percentage of revenue collected by the relevant health plan; or (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association, or IPA. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with IPAs, we receive fees based on a share of the profits of the IPAs. To the extent these fees relate to members of our HMO subsidiaries, the fees are recognized as a credit to medical expense. Management fees calculated based on profits are recognized, as fee revenue or as a credit to medical expenses, if applicable, when we can readily determine that such fees have been earned, which determination is typically made on a monthly basis.
Investment Income. Investment income consists primarily of interest income and gross realized gains and losses from sales of “available-for-sale” investments and discount amortization and interest on “held-to-maturity” securities.
Medical Expense
Our largest expense is the cost of medical services we arrange for our members, or medical expense. Medical expense for our Medicare plans primarily consists of payments to physicians, hospitals, pharmacies, and other health care providers for services and products provided to our Medicare members. We generally pay our providers on one of three bases: (1) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of the medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some or all of the medical expense risk; and (3) fee-for-service contracts based on negotiated fee schedules. Pharmacy costs are recognized as incurred and represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers, if any. Rebates are recognized when earned, according to the contractual arrangements with the respective manufacturers.
One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Small changes in the ratio of our medical expenses relative to the premium we receive can result in significant changes in our financial results. Changes in the MLR from period to period result from, among other things, changes in Medicare funding, changes in benefits offered by our plans, our ability to manage medical expense, changes in accounting estimates related to incurred but not reported claims, or IBNR, and our Part-D-related earnings relative to CMS’ risk corridors. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare Advantage and PDP MLRs separately.
Acquisition of Leon Medical Centers Health Plans
On October 1, 2007, we completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). The results of LMC Health Plans are included in our results from the date of acquisition. LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 32,050 members at December 31, 2009 (up from approximately 25,800 members at the date of acquisition). Pursuant to the Stock Purchase Agreement, we acquired LMC Health Plans for $355.0 million in cash and contingent consideration of 2,666,667 shares of HealthSpring common stock, which share consideration was released in November 2009 to the former stockholders of LMC Health Plans as a result of Leon Medical Centers, Inc. (“LMC”) completing the construction of two additional medical centers in accordance with the timetable set forth in the purchase agreement. The released shares are included in the computation of basic and diluted earnings per share for the fourth quarter of 2009 and as issued and outstanding on our consolidated balance sheet at December 31, 2009. We also recorded an additional purchase price of $34.7 million in the fourth quarter associated with the release of such shares, which was recorded as goodwill.

As part of the transaction, we entered into an exclusive long-term provider contract (the “Leon Medical Services Agreement”) with LMC. LMC operates seven Medicare-only medical clinics located in Miami-Dade County and has over a 13-year history of providing medical care and customer service to the Hispanic Medicare-eligible community of South Florida. The Leon Medical Services Agreement is for an initial term of approximately 10 years with an additional five-year renewal term at our option.
Results of Operations
Percentage Comparisons
The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated.

	Year Ended December 31,
	2009		2008		2007
Revenue:
Premium:
Medicare	$2,616,529	98.1%	$2,135,548	97.6%	$1,479,576	93.9%
Commercial	2,976	0.1	5,144	0.2	46,648	3.0

Total premium	2,619,505	98.2	2,140,692	97.8	1,526,224	96.9
Management and other fees	42,250	1.6	32,602	1.5	24,958	1.6
Investment income	4,290	0.2	15,026	0.7	23,943	1.5

Total revenue	2,666,045	100.0	2,188,320	100.0	1,575,125	100.0

Operating expenses:
Medical expense:
Medicare	2,126,760	79.8	1,702,745	77.8	1,187,331	75.4
Commercial	3,186	0.1	5,146	0.2	38,662	2.4

Total medical expense	2,129,946	79.9	1,707,891	78.0	1,225,993	77.8
Selling, general and administrative	279,822	10.5	246,294	11.3	186,154	11.8
Depreciation and amortization	30,726	1.1	28,547	1.3	16,220	1.0
Impairment of intangible assets	—	—	—	—	4,537	0.3
Interest expense	15,614	0.6	19,124	0.9	7,466	0.5

Total operating expenses	2,456,108	92.1	2,001,856	91.5	1,440,370	91.4

Income before income taxes	209,937	7.9	186,464	8.5	134,755	8.6
Income tax expense	(76,342)	(2.9)	(67,512)	(3.1)	(48,295)	(3.1)

Net income	$133,595	5.0%	$118,952	5.4%	$86,460	5.5%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), stand-alone PDP, and commercial plan membership, by state, as of the dates indicated.

	December 31,
	2009	2008	2007
Medicare Advantage Membership
Alabama	31,330	29,022	30,600
Florida	32,606	27,568	25,946
Illinois	11,261	9,245	8,639
Mississippi	4,591	2,425	841
Tennessee	58,252	49,933	50,510
Texas	51,201	43,889	36,661

Total	189,241	162,082	153,197

Medicare Stand-Alone PDP Membership	313,045	282,429	139,212

Commercial Membership
Alabama	722	895	755
Tennessee	—	—	11,046

Total	722	895	11,801

Medicare Advantage. Our Medicare Advantage membership increased in each of our markets for 2009 and in the aggregate by 16.8% to 189,241 members at December 31, 2009 from 162,082 members at December 31, 2008. The increase in 2009 was primarily the result of organic growth in our markets through increased penetration in existing service areas and to a lesser extent our expansion into additional service areas in the states where we operate. Our Alabama and Tennessee membership decreased slightly as of December 31, 2008 compared to membership at December 31, 2007 as a result of the company exiting certain counties and discontinuing and changing certain products. Effective as of January 1, 2010, we also began operating Medicare Advantage plans in three counties in Northern Georgia. Medicare Advantage (including MA-PD) membership as of January 1, 2010 was approximately 193,320, reflecting increases in each of our markets except Texas whose membership decreased approximately 2,600 members.
PDP. PDP membership increased by 10.8% to 313,045 members at December 31, 2009 from 282,429 at December 31, 2008, primarily as a result of the auto-assignment of members in the California and New York regions at the beginning of the year. We do not actively market our PDP and primarily rely on CMS auto-assignments of dual-eligible beneficiaries for membership. Once again, we retained auto-assigned dual-eligible PDP membership in 24 of the 34 CMS PDP regions for 2010 although the regions changed. PDP membership as of January 1, 2010 was approximately 387,033.
Commercial. We had 722 commercial members at December 31, 2009. Our commercial HMO membership declined from 11,801 members at December 31, 2007 to 895 members at December 31, 2008, primarily as a result of the non-renewal of coverage by employer groups in Tennessee, which was expected.
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

The first retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following calendar year (the “Final CMS Settlement”). The impact of the company updating its estimated Final CMS Settlement amounts (in the following calendar year) as a result of additional diagnoses code information and ultimately upon receiving notification of Final CMS Settlement amounts were as follows:

	Resulting Increase to
	Premium	Medical	Net	Earnings per
Year Ended December 31,	Revenue	Expense	Income	Diluted Share
2009	$6.5 million	$3.2 million	$2.1 million	$0.04
2008	$29.3 million	$8.2 million	$13.4 million	$0.24
2007	$14.8 million	$3.5 million	$7.3 million	$0.13
Final CMS settlement amounts for any given plan year should not be considered indicative of amounts to be received for any future plan year.
The following schedule includes premiums, medical costs, and medical loss ratio statistics as adjusted to reflect changes in estimates (both for premium revenue and related risk-sharing costs) resulting from Final CMS Settlements in the fiscal year which corresponds with the CMS plan year for which the amounts pertain (for example, adjustments to reflect in 2008, premium amounts of $6.5 million and the related risk-sharing costs, which were recorded in 2009, but pertain to the 2008 CMS plan year).

The following schedule is included herein to assist in understanding our operating results for the respective periods. Medicare Advantage premiums and medical costs include amounts for both MA-only and MA-PD.

	Year Ended December 31,
Unaudited, $ in Millions	2009	2008	2007
Medicare Advantage Premiums — as reported	$2,291.1	$1,870.1	$1,363.6

Pro-forma adjustments:
2008 CMS Final Risk Adjustment Payment	(6.5)	6.5	—
2007 CMS Final Risk Adjustment Payment	—	(29.3)	29.3
2006 CMS Final Risk Adjustment Payment	—	—	(14.8)

Medical Advantage Premiums — as adjusted	$2,284.6	$1,847.3	$1,378.1

Medicare Advantage Medical Cost — as reported	$1,855.9	$1,464.9	$1,087.2

Pro-forma adjustments:
2008 CMS Final Risk Adjustment Payment	(3.2)	3.2	—
2007 CMS Final Risk Adjustment Payment	—	(8.2)	8.2
2006 CMS Final Risk Adjustment Payment	—	—	(3.5)

Medical Advantage Medical Costs — as adjusted	$1,852.7	$1,459.9	$1,091.9

Medical Loss Ratios (MLRs):
As reported	81.0%	78.3%	79.7%
As adjusted	81.1%*	79.0%	79.2%

*	Subject to adjustment based on changes in estimated risk adjustment payments related to final settlements in 2010.
Because we did not estimate and accrue for the risk adjustment payments in the manner assumed in the pro-forma table, this pro-forma presentation is not in accordance with U.S. generally accepted accounting principles (GAAP). We believe that these non-GAAP measures are useful to investors and management in analyzing financial trends regarding our operating and financial performance. These non-GAAP measures should be considered in addition to, but not as a substitute for, the corresponding GAAP as reported items shown in the table above.
Reconciliation of 2008 Part D Activity with CMS
In October 2009, the Company received notification from CMS that the Company’s obligation to CMS for all Part D activity for the 2008 plan year totaled $36.6 million. The Company settled such amounts from 2008 with CMS in the fourth quarter of 2009. There was no material impact on the Company’s financial condition and results of operations as a result of adjusting our estimates to final settlement amounts.
Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
Revenue
Total revenue was $2,666.0 million for the year ended December 31, 2009 as compared with $2,188.3 million in 2008, representing an increase of $477.7 million, or 21.8%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the year ended December 31, 2009 was $2,619.5 million as compared with $2,140.7 million in 2008, representing an increase of $478.8 million, or 22.4%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $2,291.1 million for the year ended December 31, 2009 as compared to $1,870.1 million in 2008, representing an increase of $421.0 million, or 22.5%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in PMPM premium rates in substantially all of our plans. PMPM premiums for the current year averaged $1,050.48, which reflects an increase of 4.9% as compared to 2008, as adjusted to exclude retroactive risk adjustments associated with prior years. The PMPM premium increase in the current year is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores. Member months increased 16.9% for 2009 as compared to 2008.

PDP: PDP premiums (after risk corridor adjustments) were $325.4 million in the year ended December 31, 2009 compared to $265.5 million in 2008, an increase of $59.9 million, or 22.6%. The increase in premiums for the current year is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 10.2% to $91.41 in the current year from $82.92 during 2008.
Fee Revenue. Fee revenue was $42.3 million in the current year compared to $32.6 million for 2008, an increase of $9.7 million. The increase in the current year is attributable to increased management fees as a result of higher membership in managed IPAs as compared to 2008.
Investment Income. Investment income was $4.3 million for 2009 as compared to $15.0 million in 2008, reflecting a decrease of $10.7 million, or 71.5%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances. We have implemented a new investment strategy in 2010 and expect to reallocate a substantial portion of our cash in money market funds to high-quality fixed income assets. We expect this change to increase the average yield on our invested cash and securities relative to that which we would earn if we continued to rely primarily on money market funds.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2009 increased $391.0 million, or 26.7%, to $1,855.9 million from $1,464.9 million for 2008, which is primarily attributable to membership increases in 2009 as compared to 2008 and increases in PMPM medical expense. For the year ended December 31, 2009, the Medicare Advantage MLR was 81.1% as compared to 79.0% for 2008, as adjusted to exclude favorable final CMS settlement adjustments associated with prior years (see “—Risk Adjustment Payments” above). The increase in the MLR for the current year was primarily attributable to increases in inpatient procedure costs in our Tennessee health plan and increases in outpatient expenses in our Alabama, Tennessee, and Texas health plans. The MLR increase in 2009 was partially offset by improvements in our Florida plan’s MLR attributable primarily to hospital recontracting efforts.
Our Medicare Advantage medical expense calculated on a PMPM basis was $849.42 for the year ended December 31, 2009, compared with $782.13 for 2008, as adjusted to exclude final CMS retroactive risk adjustments associated with prior years.
PDP. PDP medical expense for the year ended December 31, 2009 increased $33.1 million to $270.9 million, from $237.8 million in 2008. PDP MLR for 2009 was 83.3%, compared to 89.6% in 2008. The decrease in PDP MLR for the current year was primarily attributable to higher PDP PMPM revenue and higher utilization of generic prescription drugs. PDP medical expense on a PMPM basis increased 2.4% in 2009 as compared to 2008.
Selling, General, and Administrative Expense
Selling, general and administrative expense (SG&A) for the year ended December 31, 2009 was $279.8 million as compared with $246.3 million for the prior year, an increase of $33.5 million, or 13.6%. As a percentage of revenue, SG&A expense decreased approximately 80 basis points for year ended December 31, 2009 compared to the prior year, primarily as a result of improved operating leverage. The $33.5 million increase in 2009 as compared to the prior year is primarily the result of personnel cost increases primarily related to growth in personnel, including as a result of bringing in-house disease management, behavioral health, and other activities previously performed by outside providers (which were recorded as medical expense), and increasing the number of employed nurses that support our various clinical initiatives. Increases in other administrative costs in 2009 include increased advertising expenses and contract termination expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense was $30.7 million in the year ended December 31, 2009 as compared with $28.5 million in 2008, representing an increase of $2.2 million, or 7.6%. The increase in the current year was the result of incremental amortization expense associated with the acquisition in October 2008 of a Medicare Advantage contract from Valley Baptist Health Plans (“Valley Plans”) operating in the Rio Grande Valley and incremental depreciation on property and equipment additions.

Interest Expense
Interest expense was $15.6 million for the year ended December 31, 2009, compared with $19.1 million in 2008. The decrease in the current year was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the year ended December 31, 2009 and 2008 was 6.0% and 6.6%, respectively (4.8% and 5.6%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
For the year ended December 31, 2009, income tax expense was $76.3 million, reflecting an effective tax rate of 36.4%, as compared with $67.5 million, reflecting an effective tax rate of 36.2%, for 2008. The higher rate in 2009 was the result of a number of factors we expect to continue into 2010, including greater concentration of the company’s profitability in entities taxed at a higher state tax rate.
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
Medicare Advantage: As reported, Medicare Advantage premiums were $1,870.1 million for 2008 as compared to $1,363.6 million for 2007, representing an increase of $506.5 million or 37.1%. On an as-adjusted basis (see “—Risk Adjustment Payments” table above), Medicare Advantage premiums were $1,847.3 million for 2008 as compared to $1,378.1 million for 2007, representing an increase of $469.2 million, or 34.0%. The increase in Medicare Advantage premiums in 2008 is primarily attributable to the inclusion of a full year of LMC Health Plans’ results, increased membership, and increases in PMPM premium rates. Member months increased 18.9% for 2008 as compared to 2007. PMPM premiums increased 12.8% to $989.66 for 2008 from $877.47 for 2007 on an as-adjusted basis to exclude the additional 2007 final retroactive risk premiums recorded in 2008 (see “—Risk Adjustment Payments” above). As adjusted, the PMPM premium increase in 2008 is primarily the result of rate increases in base rates as well as rate increases associated with increases in risk scores and the inclusion of LMC Health Plans’ full year results in 2008, as LMC Health Plans has historically experienced higher PMPM premiums than our other markets. Adjusting this statistic as if the LMC Health Plans’ were included in the full year of 2007, PMPM premiums for 2008 would have increased 9.3% compared to 2007.
PDP: PDP premiums (after risk corridor adjustments) were $265.5 million in the year ended December 31, 2008 compared to $116.0 million in 2007, an increase of $149.5 million, or 128.9%. The increase in premiums for 2008 is primarily the result of the significant increase in membership. Our average PMPM premiums (after risk corridor adjustments) increased 3.7% to $82.92 in 2008 from $79.94 during 2007.
Commercial: Commercial premiums were $5.1 million for 2008 as compared with $46.6 million in 2007, reflecting a decrease of $41.5 million, or 89.0%. The decrease was attributable to the reduction in membership versus the prior year.
Fee Revenue. Fee revenue was $32.6 million for 2008 compared to $25.0 million for 2007, an increase of $7.6 million. The increase in 2008 was attributable to increased management fees as a result of new IPAs under contract since 2007 and higher premiums in managed IPAs compared to 2007.
Investment Income. Investment income was $15.0 million for the year ended December 31, 2008 compared to $23.9 million for 2007, reflecting a decrease of $8.9 million, or 37.2%. The decrease is attributable to a decrease in average invested and cash balances, which was primarily attributable to the use of cash to fund the purchase of LMC Health Plans and the repurchase of company stock, coupled with a lower average yield on these balances.

Medical Expense
Medicare Advantage. For the year ended December 31, 2008, the Medicare Advantage (including MA-PD) MLR was 79.0% compared to 79.2% for 2007, both on an as-adjusted basis (see “— Risk Adjustment Payments” above). As reported, Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2008 increased $377.6 million, or 34.7%, to $1,464.9 million from $1,087.2 million for 2007, primarily as a result of the medical expense incurred by LMC Health Plans for the full year 2008 and as a result of increased per member per month medical costs in all of our existing health plans.
Our Medicare Advantage (including MA-PD) medical expense calculated on a PMPM basis was $782.13 for the year ended December 31, 2008, compared with $695.22 for 2007 (adjusted to exclude the portion of risk sharing with providers associated with final CMS risk adjustment payments relating to prior periods, net (see “— Risk Adjustment Payments” above)), reflecting an increase of 12.5%, primarily as a result of medical cost inflation in addition to the factors discussed above. Adjusting this statistic as if LMC Health Plans’ were included in the full year of 2007, PMPM medical expense for 2008 would have increased 8.8% compared to 2007 primarily as a result of increases in in-patient utilization in our Florida health plan, PMPM increases in the prescription drug component of our Medicare Advantage plans and medical cost inflation.
PDP. PDP medical expense for the year ended December 31, 2008 increased $137.8 million or 137.7% to $237.8 million, compared to $100.0 million in 2007. PDP MLR for 2008 was higher than expected, at 89.6% compared to 86.3% in 2007. The increase in PDP MLR for 2008 was primarily a result of higher than expected member turnover and the timing of member auto-assignments during 2008, resulting in an increase in the company’s share of total pharmacy costs. The majority of the company’s responsibility for pharmacy costs are concentrated early in the year, yet we are paid ratably throughout the year. As a result, our profitability increases with the number of months a member is enrolled in our plan. The increase in 2008 MLR was partially offset by the slight increase in PDP PMPM revenue in 2008.
Commercial. Commercial medical expense decreased by $33.6 million, or 86.7%, to $5.1 million in 2008 as compared to $38.7 million for 2007. The decrease in 2008 was primarily attributable to the reduction in membership versus 2007.
Selling, General, and Administrative Expense
SG&A for 2008 was $246.3 million as compared with $186.2 million for 2007, an increase of $60.1 million, or 32.3%. The increase in 2008 as compared to the prior year is the result of the inclusion of LMC Health Plans for the full year 2008, personnel and other administrative costs increases in 2008, and costs related to PDP membership increases. As a percentage of revenue, SG&A expense was 11.3% for 2008 compared to 11.8% in the prior year. The decrease in SG&A as a percentage of revenue in 2008 was primarily the result of improved operating leverage and the inclusion of LMC Health Plans for the full year 2008, which has historically operated at a substantially lower SG&A percentage than our company as a whole.
Depreciation and Amortization Expense
Depreciation and amortization expense was $28.5 million in 2008 as compared with $16.2 million in 2007, representing an increase of $12.3 million, or 76.0%. The increase in 2008 was primarily the result of $9.7 million in incremental amortization expense associated with intangible assets recorded as part of the acquisition of LMC Health Plans and incremental depreciation on property and equipment additions made in 2007 and 2008.
Impairment of Intangible Assets
During the second quarter of 2007, the company recorded a $4.5 million charge for the impairment of intangible assets associated with commercial customer relationships in the company’s Tennessee health plan. This second quarter charge was the result of the company’s expectation that significant declines in commercial membership would occur.

Interest Expense
Interest expense was $19.1 million in 2008 as compared with $7.5 million in 2007. Interest expense recognized in 2008 was the result of the company incurring interest for a full year on the $300.0 million of indebtedness incurred on October 1, 2007 in connection with the purchase of LMC Health Plans. The weighted average interest rate incurred on our borrowings during 2008 and 2007 was 6.6% and 9.7%, respectively (5.6% and 7.4%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
For 2008, income tax expense was $67.5 million, reflecting an effective tax rate of 36.2%, versus $48.3 million, reflecting an effective tax rate of 35.8%, for 2007. The lower rate in 2007 is attributable to a reduction in valuation allowance, a one-time favorable state income tax credit, and a reduction in reserves associated with tax uncertainties.
Segment Information
We report our business in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of our commercial health plan business. The Commercial segment was insignificant as of December 31, 2009 and 2008. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
In connection with the company moving a large number of employees from its markets to its corporate operations effective January 1, 2009, the company revised its methodology for allocating certain corporate expenses to its segments, which resulted in its allocating a greater share of such expenses to its operating segments. Additionally, as of January 1, 2009, the company revised its methodology for allocating the SG&A expenses within its prescription drug operations, which resulted in its allocating a greater share of such expenses to its MA-PD segment. As a result of these revisions, the segment EBITDA amounts for the 2008 and 2007 periods include reclassification adjustments between segments such that the periods presented are comparable.
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
Revenue includes premium revenue, management and other fee income, and investment income.

Financial data by reportable segment for the last three years ended December 31 is as follows:

(in thousands)	MA-PD	PDP	Commercial	Other	Total
Year ended December 31, 2009
Revenue	$2,337,374	$325,631	$2,976	$64	$2,666,045
EBITDA	238,378	46,676	(210)	(28,567)	256,277
Depreciation and amortization expense	25,340	88	—	5,298	30,726

Year ended December 31, 2008
Revenue	$1,914,024	$268,667	$5,144	$485	$2,188,320
EBITDA	244,845	18,247	(1)	(28,956)	234,135
Depreciation and amortization expense	24,505	24	—	4,018	28,547

Year ended December 31, 2007
Revenue	$1,407,826	$118,926	$46,648	$1,725	$1,575,125
EBITDA	157,774	17,673	7,986	(20,455)	162,978
Depreciation and amortization expense	12,740	—	—	3,480	16,220
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the last three years ended December 31 is as follows:

(in thousands)	2009	2008	2007
EBITDA	$256,277	$234,135	$162,978
Income tax expense	(76,342)	(67,512)	(48,295)
Interest expense	(15,614)	(19,124)	(7,466)
Depreciation and amortization	(30,726)	(28,547)	(16,220)
Impairment of intangible assets	—	—	(4,537)

Net Income	$133,595	$118,952	$86,460

Liquidity and Capital Resources
We finance our operations primarily through internally generated funds. All of our outstanding indebtedness was incurred in connection with the acquisition of the LMC Health Plans in October 2007. See “Indebtedness” below.
We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses and principal and interest on indebtedness. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our anticipated working capital needs, our debt service, and capital expenditures over at least the next 12 months.
The reported changes in cash and cash equivalents for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net cash provided by operating activities	$169,959	$161,985	$72,752
Net cash used in investing activities	(17,951)	(7,035)	(389,195)
Net cash provided by (used in) financing activities	5,175	(196,800)	302,090

Net increase (decrease) in cash and cash equivalents	$157,183	$(41,850)	$(14,353)

Cash flows related to 2007 investing and financing activities were significantly affected by the acquisition of the LMC Health Plans.

Cash Flows from Operating Activities
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand, and our revolving credit facility. We generated cash from operating activities of $170.0 million during 2009, compared to $162.0 million during 2008 and $72.8 million during 2007.
2009 Compared With 2008
The increase in cash flow provided by operating activities to $170.0 million for 2009 from $162.0 for 2008 is primarily attributable to increases in earnings, the amount and timing of risk corridor settlements with CMS, and other changes in working capital items.
2008 Compared With 2007
The increase in cash flow provided by operating activities to $162.0 million for 2008 from $72.8 million for 2007 is primarily attributable to increases in earnings, increases in non-cash amortization expense in 2008, the timing of cash receipts for risk settlement premiums and risk corridor settlements with CMS and other receivables, the increase in medical claims liability in 2008, and the timing of incentive compensation payments.
Cash Flows from Investing and Financing Activities
For the year ended December 31, 2009, the company’s primary investing activities consisted of $15.8 million in property and equipment additions, expenditures of $59.5 million to purchase investment securities, and $57.7 million in proceeds from the maturity of investment securities. Our 2009 capital expenditures were primarily related to our technology initiatives. The company expects capital expenditures in 2010 to equal less than 1.0% of total revenues and consist primarily of expenditures related to technology initiatives.
During the year ended December 31, 2009, the company’s financing activities consisted primarily of $36.2 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $31.0 million for the repayment of long-term debt. Funds due for the benefit of members are recorded as an asset on our consolidated balance sheets at both December 31, 2009 and 2008. We settled approximately $36.6 million of such Part D related amounts relating to 2008 with CMS during the second half of 2009 as part of the final settlement of Part D payments for the 2008 plan year. We anticipate settling approximately $1.9 million of such Part D related amounts relating to 2009 with CMS during the second half of 2010 as part of the final settlement of Part D payments for the 2009 plan year. We expect cash flows in 2010 to include receipts and withdrawals for similar subsidies (or funds) from CMS related to the 2010 Medicare year.
For the year ended December 31, 2008, the company’s primary investing activities consisted of $11.7 million in property and equipment additions, expenditures of $59.8 million to purchase investment securities, $71.2 million in proceeds from the maturity of investment securities, and the expenditure of $7.2 million for the Valley Plans acquisition. Our 2008 capital expenditures were primarily related to our technology initiatives and the development of medical clinics as part of our advanced medical home initiatives.
During the year ended December 31, 2008, the company’s financing activities consisted primarily of $122.4 million of funds withdrawn in excess of funds received from CMS for the benefit of members, $47.2 million expended for the repurchase of company stock, and $28.2 million for the repayment of long-term debt. Funds due for (held for) the benefit of members are recorded as an asset at December 31, 2008 and as a liability on our consolidated balance sheet at December 31, 2007.
For the year ended December 31, 2007, our primary investing activity consisted of net expenditures of $317.8 million used to acquire LMC Health Plans on October 1, 2007. Other investing activities consisted of $15.9 million in property and equipment additions, $90.2 million used to purchase investments, and $34.3 million in proceeds from the maturity of investment securities.
During the year ending December 31, 2007, our financing activities consisted primarily of proceeds received from the issuance of long-term debt in October 2007 of $300.0 million, which was used in our acquisition of LMC Health Plans, payments of $10.6 million for financing costs associated with the issuance of this debt, and $15.4 million of funds received from CMS in excess of the funds withdrawn for the benefit of members with Part D drug coverage.

Statutory Capital Requirements
The company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2009, the statutory minimum net worth requirements and actual statutory net worth, were $1.1 million and $41.9 million for the Alabama HMO; $9.9 million and $27.4 million for the Florida HMO; $18.5 million and $90.4 million for the Tennessee HMO; and $28.0 million (at 200% of authorized control level) and $76.1 million for the Texas HMO, and $12.1 million (at 200% of authorized control level) and $41.2 million for the accident and health subsidiary, respectively. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of our members. In addition, as a condition to its approval of the LMC Health Plans acquisition, the Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
Effective July 31, 2009, we novated our PDP members and transferred the related assets and liabilities of the PDP business from the company’s Tennessee HMO subsidiary to our accident and health insurance subsidiary. We obtained approvals for the transaction from CMS, the Tennessee Department of Commerce and Insurance, and the Texas Department of Insurance. In connection with the novation, we were required to infuse $2.5 million of capital into our accident and health subsidiary in the second quarter and agree to other financial measures relating to such subsidiary’s net worth and capital in order to comply with various state regulatory requirements. As a result of the novation and corresponding asset transfer, our Tennessee HMO’s statutory capital requirements will no longer be impacted by the PDP business segment’s operating results and financial position.
The company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At December 31, 2009, $424.2 million of our $530.7 million of cash, cash equivalents, investment securities, and restricted investments were held by our regulated insurance subsidiaries, and subject to these dividend restrictions.
Subsidiary distributions to the parent company (other than tax-related distributions) for 2009, 2008, and 2007 were as follows:

Year	Distributing Subsidiary	Amount to parent (in millions)
2009	Texas	$15.0
	Alabama	16.5

2008	Texas	14.0
	Alabama	8.4

2007	Texas	21.6
	Alabama	2.0
In January 2010, our Texas HMO subsidiary distributed $15.0 million to the parent company (other than tax-related distributions).
Indebtedness
Long-term debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008
Senior secured term loan	$236,973	$268,013
Less: current portion of long-term debt	(43,069)	(32,277)

Long-term debt less current portion	$193,904	$235,736

In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, we entered into agreements with respect to a $400.0 million, five-year credit facility (the “2007 Credit Agreement”) which provided for $300.0 million in term loans and a $100.0 million revolving credit facility. Borrowings under the 2007 Credit Agreement accrued interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin (225 basis points for LIBOR advances at December 31, 2009) depending on our debt-to-EBITDA leverage ratio. The weighted average interest rates incurred on borrowings under the 2007 Credit Agreement during the years ended December 31, 2009, and 2008 were 6.0% and 6.6%, respectively (4.8% and 5.6%, respectively, exclusive of amortization of deferred financing costs). The 2007 Credit Agreement was scheduled to mature on October 1, 2012. The company made early principal payments of $2.3 million and $10.0 million in 2009 and 2008, respectively.
In October 2008, the company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under the 2007 Credit Agreement. The total notional amount covered by the agreements was $100.0 million of the $237.0 million outstanding under the term loan agreement at December 31, 2009.
Under the swap agreements, the company was required to pay a fixed interest rate of 2.96% and was entitled to receive LIBOR every month until October 31, 2010. The interest rate swap agreements were classified as cash flow hedges.
On February 11, 2010, the company entered into a $350.0 million credit agreement (the “New Credit Agreement”), which, subject to the terms and conditions set forth therein, provides for a five-year, $175.0 million term loan credit facility and a four-year, $175.0 million revolving credit facility, including a $25.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans (the “New Credit Facilities”). Proceeds from the New Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the company’s 2007 Credit Agreement as well as transaction expenses related thereto. As of February 11, 2010, there was $200.0 million of indebtedness outstanding under the New Credit Facilities.
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the company’s debt-to-EBITDA leverage ratio (initially 325 basis points for LIBOR borrowings). The company will also pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014.
The term loans under the New Credit Agreement are payable in equal quarterly principal installments aggregating 10% of the aggregate initial principal amount of the term loans in the first year, with the remaining outstanding principal balance of the term loans being payable in equal quarterly installments aggregating 10%, 10%, 15%, and 55% in the second, third, fourth, and fifth years, respectively. The net proceeds from certain asset sales, casualty/condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and, under certain circumstances, the company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the New Credit Facilities. The term loans made under the New Credit Agreement mature and all amounts then outstanding thereunder will be payable on February 11, 2015.
Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the company and its non-HMO subsidiaries, including a pledge by the company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries (including HMO subsidiaries).

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
In connection with entering into the New Credit Agreement, the company wrote-off unamortized deferred financing costs of approximately $5.0 million incurred in connection with the 2007 Credit Agreement. The company also terminated both interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts will be reflected in the financial results of the company for the quarter ending March 31, 2010.
Off-Balance Sheet Arrangements
At December 31, 2009, the company did not have any off-balance sheet arrangements requiring disclosure.
Commitments and Contingencies
The following table sets forth information regarding our contractual obligations as of December 31, 2009:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Credit agreement: Term loans	$236,973	$43,069	$193,904	$—	$—
Interest (1)	16,867	9,443	7,424	—	—
Revolving credit agreement (2)	1,045	380	665	—	—
Medical claims	202,308	202,308	—	—	—
Operating lease obligations	33,471	7,643	11,509	8,497	5,822
Other contractual obligations	7,872	4,203	3,669	—	—

Total	$498,536	$267,046	$217,171	$8,497	$5,822

(1)	Interest includes the estimated interest payments under our credit facility assuming no change in the LIBOR rate applicable to the portion of our debt outstanding not subject to interest rate swap agreements as of December 31, 2009.

(2)	Amounts represent the annual commitment fee for the company’s credit revolving agreement.
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
The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2009	2008
	(in thousands)
Incurred but not reported (IBNR)	$119,384	$97,364
Reported claims	82,924	92,780

Total medical claims liability	$202,308	$190,144

The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at December 31, 2009 would cause these estimates to change in the near term and such a change could be material.
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
The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2009 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
(Dollars in thousands)
3%	$(4,821)	(3)%	$(2,668)
2	(3,250)	(2)	(1,776)
1	(1,644)	(1)	(887)
(1)	1,682	1	884

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
Adjustments of prior period estimates will result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made. As reflected in the table below our reserve models developed favorably in 2009, 2008, and 2007 and the accrued liabilities calculated from the models for each of the periods were more than our ultimate liabilities for unpaid claims.

The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
Balance at beginning of period	$190,144		$154,510		$122,778
Acquisition of LMC Health Plans	—		—		16,588

Incurred related to:
Current period	2,138,710	(1)	1,719,522	(1)	1,245,271
Prior period (2)	(8,764)		(11,631)		(19,278)

Total incurred	2,129,946		1,707,891		1,225,993

Paid related to:
Current period	1,938,717		1,531,629		1,108,949
Prior period	179,065		140,628		101,900

Total paid	2,117,782		1,672,257		1,210,849

Balance at the end of the period	$202,308		$190,144		$154,510

(1)	Approximately $2.2 million paid to providers under risk sharing and capitation arrangements related to 2008 premiums is included in the incurred related to current period amounts in 2009. Such amount does not relate to fee-for-service medical claims estimates. Similarly, $10.1 million paid to providers under risk sharing and capitation arrangements related to 2007 premiums is included in the 2008 incurred related to current period. Most of these amounts are the result of additional retroactive risk adjustment premium payments recorded that pertain to the prior year’s premiums (see — “Risk Adjustment Payments”). Amounts in 2007 are presented in a consistent manner and are not significant.

(2)	Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).
Amounts incurred related to prior years vary from previously estimated claims liabilities as the claims ultimately are settled. As discussed previously, medical claims liabilities are generally settled and paid within several months of the member receiving service from the provider. Accordingly, the 2009, 2008, and 2007 prior year favorable development relates primarily to fee-for-service claims incurred in previous calendar year. The negative amounts reported in the table above for incurred related to prior periods result from fee-for-service claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development). A positive amount reported for incurred related to prior periods would result from claims estimates being ultimately settled for amounts greater than originally anticipated (an unfavorable development).
As reflected in the immediately preceding table, claims estimates at December 31, 2008 ultimately settled during 2009 for $8.8 million (or 0.5% of total 2008 medical expense) less than the amounts originally estimated. This favorable prior period reserve development was primarily as a result of the following factors:
•	Actual claims trends ultimately being lower than original estimates resulting in $3.0 million of favorable development, primarily attributable to lower than anticipated cost increases and utilization in both our Medicare and commercial lines of business;
•	Actual completion factors ultimately being higher than completion factors used to estimate IBNR at December 31, 2008 based on historical patterns resulting in $3.1 million of favorable development, which increase was primarily attributable to a shortening of the time between when claims are submitted by providers and paid by our plans.
•	Actual amounts ultimately owed for 2008 services and paid to providers in 2009 under risk-sharing and quality care management initiatives being less than the related liabilities recorded at December 31, 2008 resulting in $2.7 million of favorable development.

As reflected in the immediately preceding table, claims estimates at December 31, 2007 ultimately settled during 2008 for $11.6 million (or 0.9% of total 2007 medical expense) less than the amounts originally estimated. This favorable prior period reserve development was primarily as a result of the following factors:
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
Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no required premium deficiency accruals at December 31, 2009 or December 31, 2008.
Premium Revenue Recognition
We generate revenues primarily from premiums we receive from CMS to provide healthcare benefits to our members. We receive premium payments on a PMPM basis from CMS to provide healthcare benefits to our Medicare members, which premiums are fixed (subject to retroactive risk adjustment) on an annual basis by contracts with CMS. Although the amount we receive from CMS for each member is fixed, the amount varies among Medicare plans according to, among other things, plan benefits, demographics, geographic location, age, gender, and the relative risk score of the member.
We generally receive premiums on a monthly basis in advance of providing services. Premiums collected in advance are deferred and reported as deferred revenue. We recognize premium revenue during the period in which we are obligated to provide services to our members. Any amounts that have not been received are recorded on the consolidated balance sheet as accounts receivable.
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
Differences (as a percent of total revenue) between estimated final settlement amounts and actual final settlement amounts were notably less significant in the current year as compared to the prior year. There can be no assurances, however, that any such differences will not have a material effect on any future quarterly or annual results of operations. The following table illustrates the sensitivity of the 2009 Final CMS Settlement and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and December 31, 2009 data:

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
(dollars in thousands)
1.5%	$33,607
1.0	22,405
0.5	11,202
(0.5)	(11,202)
Our risk adjustment payments are subject to review and audit by CMS, which can potentially take several years to resolve completely. Any adjustment to premium revenue and the related medical expense for risk-sharing arrangements with providers as a result of such review and audit would be recorded when estimable. There can be no assurance that any retroactive adjustment to previously recorded revenue or expenses will not have a material effect on future results of operations.
Long Lived Assets
Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount of the excess. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.
Our finite-lived intangible assets primarily relate to acquired Medicare member networks and provider contracts and are amortized over the estimated useful life, based upon the distribution of economic benefits realized from the asset. This sometimes results in an accelerated method of amortization for member networks because the asset tends to dissipate at a more rapid rate in earlier periods. Other than member networks, our finite-lived intangible assets are amortized using the straight-line method. We review finite-lived intangible assets for impairment under our long-lived asset policy.
Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Goodwill exists at four of our reporting units — Alabama, Florida, Tennessee and Texas.

Goodwill valuations have been determined using an income approach based on the present value of expected future cash flows of each reporting unit. In assessing the recoverability of goodwill, we consider historical results, current operating trends and results, and we make estimates and assumptions about premiums, medical cost trends, margins and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and regulatory data. Each of these factors contains inherent uncertainties and management exercises substantial judgment and discretion in evaluating and applying these factors.
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
We conducted an annual impairment test as of October 1, 2009 and concluded that the carrying value of the reporting units did not exceed their fair value. The estimated fair value of each reporting unit tested exceeded its carrying value by a substantial margin. In addition, no events have occurred subsequent to the 2009 testing date which would indicate any impairment may have occurred.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued new guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the new guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of the new guidance on January 1, 2010 did not impact our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2009 and 2008, we had the following assets that may be sensitive to changes in interest rates:

	December 31,
Asset Class	2009	2008
	(in thousands)
Investment securities, available for sale:
Current portion	$8,883	$3,259
Non-current portion	13,574	30,463
Investment securities, held to maturity:
Current portion	13,965	24,750
Non-current portion	38,463	20,086
Restricted investments	16,375	11,648
We have not purchased any of our investments for trading purposes. Our investment securities classified as available for sale consist primarily of highly liquid government and corporate debt securities. For all other investment securities, we intend to hold them to their maturity and classify them as current on our balance sheet if they mature on a date which is less than 12 months from the balance sheet date and as long-term if their maturity is more than one year from the balance sheet date. These investment securities, both current and long-term, consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2009 and December 31, 2008, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2009, the fair value of our fixed income investments would decrease by approximately $841,000. Similarly, a 1% decrease in market interest rates at December 31, 2009 would result in an increase of the fair value of our investments of approximately $841,000. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At December 31, 2009, we had $237.0 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Borrowings under our New Credit Agreement will be similarly derived from floating interest rates. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.

At December 31, 2009, we had interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps converted a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million at December 31, 2009 and at an annual fixed rate of 2.96%. The notional amount of the swap agreements represents a balance used to calculate the exchange of cash flows and is not an asset or liability. The fair value of the company’s interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. In addition, the company incorporated credit valuation adjustments to appropriately reflect both its own non-performance or credit risk and the counterparties’ non-performance or credit risk in the fair value measurements. We believe that credit risk under these swap arrangements was remote because the counterparties to the company’s interest rate swap agreements were major financial institutions and the company did not anticipate non-performance by the counterparties. The company designated its interest rate swaps as cash flow hedges which were recorded in the company’s consolidated balance sheet at their fair value. The fair value of the company’s interest rate swaps at December 31, 2009 are reflected as a liability of approximately $2.1 million and are included in other current liabilities in the accompanying consolidated balance sheet. Any market risk or opportunity associated with the swap agreements is offset by the opposite market impact on the related debt. In connection with the New Credit Agreement, the interest rate swap agreements were terminated and approximately $2.0 million was paid by us to the swap counterparties to settle the terminations.
As of December 31, 2009, we had variable rate debt of approximately $137.0 million not subject to the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earning and cash flows for the next twelve month period of $171,000. Except for the aforementioned swap agreements, we have not taken any other action to cover interest rate risk and are not a party to any interest rate market risk management activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheets of HealthSpring, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule I — Condensed Financial Information of HealthSpring, Inc. (Parent only). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSpring, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthSpring, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
February 11, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited HealthSpring, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Part II, Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HealthSpring, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthSpring, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 11, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
February 11, 2010

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$439,423	$282,240
Accounts receivable, net	92,442	74,398
Investment securities available for sale	8,883	3,259
Investment securities held to maturity	13,965	24,750
Funds due for the benefit of members	4,028	40,212
Deferred income taxes	6,973	4,198
Prepaid expenses and other assets	9,586	6,560

Total current assets	575,300	435,617
Investment securities available for sale	13,574	30,463
Investment securities held to maturity	38,463	20,086
Property and equipment, net	30,316	26,842
Goodwill	624,507	590,016
Intangible assets, net	203,147	221,227
Restricted investments	16,375	11,648
Other assets	6,585	8,878

Total assets	$1,508,267	$1,344,777

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$202,308	$190,144
Accounts payable, accrued expenses and other	50,954	35,050
Risk corridor payable to CMS	2,176	1,419
Current portion of long-term debt	43,069	32,277

Total current liabilities	298,507	258,890
Long-term debt, less current portion	193,904	235,736
Deferred income taxes	80,434	89,615
Other long-term liabilities	5,966	9,658

Total liabilities	578,811	593,899

Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 60,758,958 issued and 57,560,350 outstanding at December 31, 2009, and 57,811,927 shares issued and 54,619,488 shares outstanding at December 31, 2008	608	578
Additional paid-in capital	548,481	504,367
Retained earnings	428,765	295,170
Accumulated other comprehensive loss, net	(1,044)	(1,955)
Treasury stock, at cost, 3,198,608 shares at December 31, 2009, and 3,192,439 shares at December 31, 2008	(47,354)	(47,282)

Total stockholders’ equity	929,456	750,878

Total liabilities and stockholders’ equity	$1,508,267	$1,344,777

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Revenue:
Premium:
Medicare	$2,616,529	$2,135,548	$1,479,576
Commercial	2,976	5,144	46,648

Total premium revenue	2,619,505	2,140,692	1,526,224
Management and other fees	42,250	32,602	24,958
Investment income	4,290	15,026	23,943

Total revenue	2,666,045	2,188,320	1,575,125

Operating expenses:
Medical expense:
Medicare	2,126,760	1,702,745	1,187,331
Commercial	3,186	5,146	38,662

Total medical expense	2,129,946	1,707,891	1,225,993
Selling, general and administrative	279,822	246,294	186,154
Depreciation and amortization	30,726	28,547	16,220
Impairment of intangible assets	—	—	4,537
Interest expense	15,614	19,124	7,466

Total operating expenses	2,456,108	2,001,856	1,440,370

Income before income taxes	209,937	186,464	134,755
Income tax expense	(76,342)	(67,512)	(48,295)

Net income	$133,595	$118,952	$86,460

Net income per common share:
Basic	$2.43	$2.13	$1.51

Diluted	$2.41	$2.12	$1.51

Weighted average common shares outstanding:
Basic	54,973,690	55,904,246	57,249,252

Diluted	55,426,929	56,005,102	57,348,196

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of		Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Income/Loss	Stock	Equity
Balances at December 31, 2006	57,527	$575	$485,002	$89,758	$—	$(53)	$575,282
Restricted shares issued	27	—	—	—	—	—	—
Stock-option exercises	63	1	1,024	—	—	—	1,025
Purchase of 58 shares of restricted common stock	—	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	8,600	—	—	—	8,600
Comprehensive income — net income	—	—	—	86,460	—	—	86,460

Balances at December 31, 2007	57,617	576	494,626	176,218	—	(65)	671,355
Comprehensive income:
Net income	—	—	—	118,952	—	—	118,952
Other comprehensive loss:
Net loss on interest rate swap and available for sale securities, net of $(1,232) tax	—	—	—	—	(1,955)	—	(1,955)

Comprehensive income							116,997
Restricted shares issued	135	2	—	—	—	—	2
Stock-option exercises	60	—	1,010	—	—	—	1,010
Purchase of 27 shares of restricted common stock	—	—	—	—	—	(53)	(53)
Purchase of shares of common stock pursuant to stock repurchase program	—	—	—	—	—	(47,164)	(47,164)
Share-based compensation expense	—	—	8,731	—	—	—	8,731

Balances at December 31, 2008	57,812	578	504,367	295,170	(1,955)	(47,282)	750,878
Comprehensive income:
Net income	—	—	—	133,595	—	—	133,595
Other comprehensive income:
Net income on interest rate swap and available for sale securities, net of $(519) tax	—	—	—	—	911	—	911

Comprehensive income							134,506
Restricted shares issued:
2006 Equity Incentive Plan	255	2	(2)	—	—	—	—
Management Stock Purchase Plan	67	1	(1)	—	—	—	—
Stock-option exercises	5	—	13	—	—	—	13
Release of escrowed shares	2,667	27	34,720	—	—	—	34,747
Withhold of 4 shares of restricted common stock for employee tax liabilities	—	—	—	—	—	(72)	(72)
Cancellation of 24 shares of restricted common stock-MSPP plan	(24)	—	(114)	—	—	—	(114)
Cancellation of restricted shares	(23)	—	—	—	—	—	—
Share-based compensation expense	—	—	9,498	—	—	—	9,498

Balances at December 31, 2009	60,759	$608	$548,481	$428,765	$(1,044)	$(47,354)	$929,456

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash from operating activities:
Net income	$133,595	$118,952	$86,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,726	28,547	16,220
Impairment of intangible assets	—	—	4,537
Amortization of deferred financing cost	2,360	2,442	752
Amortization on bond investments	979	—	—
Deferred tax benefit	(12,475)	(1,608)	(2,554)
Share-based compensation	9,498	8,731	8,600
Equity in earnings of unconsolidated affiliate	(353)	(433)	(357)
Tax shortfall from share awards	(36)	(283)	—
Write-off of deferred financing fee	—	—	651
Increase (decrease) in cash and cash equivalents (exclusive of acquisitions) due to changes in:
Accounts receivable	(17,154)	(12,861)	(41,428)
Prepaid expenses and other current assets	(3,289)	(1,526)	(513)
Medical claims liability	12,164	35,634	15,144
Accounts payable, accrued expenses, and other current liabilities	15,850	6,997	(6,948)
Risk corridor payable to CMS	757	(20,945)	(8,755)
Other	(2,663)	(1,662)	943

Net cash provided by operating activities	169,959	161,985	72,752

Cash flows from investing activities:
Purchases of property and equipment	(15,828)	(11,657)	(15,886)
Purchases of investment securities	(39,766)	(52,406)	(83,966)
Maturities of investment securities	42,766	65,317	30,616
Purchases of restricted investments	(19,744)	(7,410)	(6,217)
Maturities of restricted investments	14,948	5,857	3,700
Distributions received from unconsolidated affiliate	286	464	357
Proceeds received on disposition of subsidiary	297	—	—
Acquisitions, net of cash acquired	(910)	(7,200)	(317,799)

Net cash used in investing activities	(17,951)	(7,035)	(389,195)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	300,000
Payments on long-term debt	(31,040)	(28,237)	(3,750)
Deferred financing costs	—	—	(10,610)
Purchases of treasury stock	—	(47,217)	(12)
Excess tax benefit from stock option exercised	18	84	2
Proceeds from stock options exercised	13	1,012	1,023
Funds received for the benefit of members	710,392	516,225	336,472
Funds withdrawn for the benefit of members	(674,208)	(638,667)	(321,035)

Net cash provided by (used in) financing activities	5,175	(196,800)	302,090

Net increase (decrease) in cash and cash equivalents	157,183	(41,850)	(14,353)
Cash and cash equivalents at beginning of year	282,240	324,090	338,443

Cash and cash equivalents at end of year	$439,423	$282,240	$324,090

Supplemental disclosures:
Cash paid for interest	$13,449	$17,406	$4,235
Cash paid for taxes	$87,095	$72,605	$48,797
Capitalized tenant improvement allowances and deferred rent	$47	$439	$3,839
Non-cash transactions:
Interest rate swap	$1,190	$3,256	$—

Effect of acquisitions:
Cash purchase price	$(910)	$(7,200)	$(355,000)
Capitalized transaction costs	—	—	(2,947)
Cash acquired	—	—	40,148

Acquisition, net of cash received	$(910)	$(7,200)	$(317,799)

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business and Basis of Presentation
HealthSpring, Inc, a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Illinois, Mississippi, Tennessee, and Texas and offers Medicare Part D prescription drug plans to persons in 24 of the 34 CMS regions. Effective as of January 1, 2010, the Company also began operating Medicare Advantage plans in three counties in Northern Georgia. The Company also provides management services to healthcare plans and physician partnerships.
The Company refers to its Medicare Advantage plans, including plans providing Part D prescription drug benefits, or “MA-PD” plans, as “Medicare Advantage” plans. The Company refers to its stand-alone prescription drug plan as “PDP.” In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage.
The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly owned subsidiaries as of December 31, 2009 and 2008, and for the three years ended December 31, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation. Subsequent events have been evaluated through February 11, 2010, the date of the issuance of the Company’s consolidated financial statements.
(b) Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from The Centers for Medicare and Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful lives of definite-life intangible assets, the valuation of debt securities and related derivatives carried at fair value and certain amounts recorded related to the Part D program. Actual results could differ from these estimates.
(c) Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit, commercial paper, and money market funds.
(d) Investment Securities and Restricted Investments
Debt and equity securities are classified in three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. All securities not included in trading or held to maturity are classified as available for sale. The Company holds no trading securities.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Trading securities and available for sale securities are recorded at fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses (net of applicable deferred taxes) on available for sale securities are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned.
The Company periodically evaluates whether any declines in the fair value of its available for sale investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; the intent of the Company to sell the impaired security; and whether the Company will be required to sell the security prior to the anticipated recovery in market value. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company does not intend to sell the investment prior to a period of time sufficient to allow a market recovery, are assumed to be temporary. If management determines that an other-than-temporary impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and if such impairment results from credit-related matters, the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction. Other-than-temporary impairment write-downs resulting from non-credit-related matters are recognized in other comprehensive income.
Restricted investments include U.S. Government securities, money market fund investments, deposits and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. These restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
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
The Company’s finite-lived intangible assets primarily relate to acquired Medicare member networks and provider contracts and are amortized over the estimated useful life, based upon the distribution of economic benefits realized from the asset. This sometimes results in an accelerated method of amortization for member networks because the asset tends to dissipate at a more rapid rate in earlier periods. Other than member networks, the Company’s finite-lived intangible assets are amortized using the straight-line method. The Company reviews other finite-lived intangible assets for impairment under its long-lived asset policy.

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
The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
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
(i) Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Regarding goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company has four reporting units where goodwill is reported — Alabama, Florida, Tennessee and Texas. Goodwill valuations have been determined using an income approach based on the present value of expected future cash flows of each reporting unit. In assessing the recoverability of goodwill, the Company considers historical results, current operating trends and results, and makes estimates and assumptions about premiums, medical cost trends, margins and discount rates based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and regulatory data. Each of these factors contains inherent uncertainties and management exercises substantial judgment and discretion in evaluating and applying these factors.
The Company conducted its annual impairment test as of October 1, 2009 and concluded that the carrying value of the reporting units did not exceed their fair value. In addition, no events have occurred subsequent to the 2009 testing date which would indicate any impairment may have occurred.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(j) Medical Claims Liability and Medical Expenses
Medical claims liability represents the Company’s liability for services that have been performed by providers for its Medicare Advantage and commercial HMO members that have not been settled as of any given balance sheet date. The liability consists of medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. In addition, the medical claims liability includes liabilities for prescription drug benefits and for amounts owed to providers under risk-sharing and quality management arrangements.
Medical expenses consist of claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Risk-sharing payments represent amounts paid under risk sharing arrangements with providers, including independent physician associations (see Note 11). Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors. Premiums the Company pays to reinsurers are reported as medical expenses and related reinsurance recoveries are reported as reductions from medical expenses.
(k) Derivatives
All derivatives are recognized on the balance sheet at their fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. To date, the two derivatives entered into by the Company qualify for and are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) is recorded in current-period earnings. Also, on a quarterly basis, the Company measures hedge effectiveness by completing a regression analysis comparing the present value of the cumulative change in the expected future interest to be received on the variable leg of the Company’s swap against the present value of the cumulative change in the expected future interest payments on the Company’s variable rate debt.
(l) Premium Revenue
Medicare Advantage:
Health plan premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to the members.
The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year (the “Final CMS Settlement”). The Company estimates and records the Initial CMS Settlement on a monthly basis. As of the fourth quarter of 2007, the Company began estimating and recording the Final CMS Settlement in the year for which it pertained, as the Company concluded such amounts were then estimable. As of January 2008, the Company estimates and records on a monthly basis both the Initial CMS Settlement and the Final CMS Settlement for the current CMS plan year. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the Company receives notification from CMS of such settlement amounts.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than our estimates. The Company’s risk adjustment payments are subject to review and audit by CMS, which can potentially take several years to resolve completely. Any adjustment to premium revenue and the related medical expense for risk-sharing arrangements with providers as a result of such review and audit would be recorded when estimable. There can be no assurance that any retroactive adjustment to previously recorded revenue or expenses will not have a material effect on future results of operations.
Part D:
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
To participate in Part D, the Company is required to provide written bids to CMS that include, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. The Company records a risk corridor receivable or payable and classifies the amount as current or long-term in the consolidated balance sheet based on the expected settlement with CMS. The liabilities on the Company’s consolidated balance sheets at December 31, 2009 and 2008 arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the consolidated statements of income as a reduction of or increase to premium revenue.
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
(n) Fee Revenue
Fee revenue primarily includes amounts earned by the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of two principal bases: (1) as a percentage of revenue collected by the relevant health plan; or (2) as a fixed per member, per month or “PMPM” payment or percentage of revenue for members serviced by the relevant independent physician association. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of the Company’s management agreements with independent physician associations, the Company receives additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense depending upon whether the profit relates to members of one of the Company’s HMO subsidiaries.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(o) Net Income Per Common Share
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
(p) Share-Based Compensation
Share-based compensation costs are recognized based on the estimated fair value of the respective equity awards and the period during which an employee is required to provide service in exchange for the award. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for the entire award.
(q) Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board, or the FASB, issued new guidance to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued guidance to require disclosures of fair values of certain financial instruments in interim financial statements to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. The new guidance highlights and expands on the factors that should be considered in estimating fair value when the volume and level of activity for a financial asset or liability has significantly decreased and requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). In addition, new guidance regarding recognition and presentation of other-than-temporary impairments changed (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. The adoption of this guidance in the second quarter of 2009 did not impact the Company’s financial statements.
In May 2009, the FASB issued new guidance addressing subsequent events. The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (“subsequent events”). More specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of this guidance in the second quarter of 2009 did not impact the Company’s financial statements.
In June 2009, the FASB codified existing accounting standards. The new guidance establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This guidance is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s financial statements.
In August 2009, the FASB issued new guidance on measuring liabilities at fair value. The new guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date, whereby the liability to the counterparty is not settled but rather continues, and provides additional guidance on how to estimate the fair value of a liability in a hypothetical transaction assuming the transfer of a liability to a third party. The adoption of these new provisions effective with the filing of our Form 10-K for the year ending December 31, 2009 did not have a material impact on the Company’s financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(r) Reclassification
Certain amounts in previously issued financial statements were reclassified to conform to the 2009 presentation.
(2) Acquisitions
Valley Baptist Health Plans
Effective October 1, 2008, the Company acquired a Medicare Advantage contract from Valley Baptist Health Plans (“Valley Plans”), operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. Valley Plans had approximately 2,700 members as of the acquisition date. Additional cash consideration of $0.9  million was paid to the seller in 2009 and additional cash consideration of up to $0.7 million (net of the subsequent return of $0.2 million related to membership retroactivity) is potentially payable to the seller in 2010, in both cases based upon membership levels retained. The final allocation of the purchase price in 2009 resulted in the Company recording additional accounts receivable acquired of approximately $0.7 million and recording an equal reduction in the amount of intangible assets acquired. As part of the transaction, the Company entered into a provider contract with Valley Baptist Health System. The contract, with an initial term of five years, includes two hospitals and 12 out-patient facilities. The Company accounted for this acquisition as an asset acquisition and therefore 100% of the purchase price was allocated to the identified assets acquired as follows:

Intangible assets:
Provider network	$3,269
Medicare Member Network	1,492
Accounts receivable	3,172

Assets acquired	$7,933

Leon Medical Centers Health Plans
On October 1, 2007, the Company completed the acquisition of all of the outstanding capital stock of Leon Medical Centers Health Plans, Inc. (“LMC Health Plans”) pursuant to the terms of a Stock Purchase Agreement, dated as of August 9, 2007 (the “Stock Purchase Agreement”). The results of LMC Health Plans are included in the Company’s results from the date of acquisition. LMC Health Plans is a Miami, Florida-based Medicare Advantage HMO with approximately 32,050 members at December 31, 2009. Pursuant to the Stock Purchase Agreement, the Company acquired LMC Health Plans for $355.0 million in cash and contingent consideration of 2.67 million shares of HealthSpring common stock, which share consideration was released in November 2009 to the former stockholders of LMC Health Plans as a result of Leon Medical Centers, Inc. (“LMC”) completing the construction of two additional medical centers in accordance with the timetable set forth in the Stock Purchase Agreement. The released shares are included in the computation of basic and diluted earnings per share for 2009 on a weighted-average basis and as issued and outstanding shares on the Company’s balance sheet at December 31, 2009. The Company recorded additional purchase price of $34.7 million in the 2009 fourth quarter associated with the release of such shares.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(3) Accounts Receivable
Accounts receivable at December 31, 2009 and 2008 consists of the following:

	2009	2008
Medicare premium receivables	$48,524	$31,535
Rebates	34,879	25,603
Due from providers	10,320	17,409
Other	2,400	1,871

	96,123	76,418
Allowance for doubtful accounts	(3,681)	(2,020)

Total	$92,442	$74,398

Medicare premium receivables at December 31, 2009 and 2008 include $44.1 million and $27.6 million, respectively, for receivables from CMS related to the accrual of retroactive risk adjustment payments. The Company expects to collect such amounts outstanding at December 31, 2009 in the second half of 2010. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest.
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
(4) Investment Securities
There were no investment securities classified as trading as of December 31, 2009 or 2008.
Investment securities classified as available for sale as of December 31, 2009 and 2008 consist of municipal bonds and corporate debt securities. Investment securities classified as held to maturity consist of United States Treasury securities, municipal bonds, corporate debt securities and securities issued by other government agencies.
Investment securities available for sale classified as current assets are as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Municipal bonds	$8,691	192	—	8,883	$3,195	64	—	3,259

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Investment securities available for sale classified as non-current assets are as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Municipal bonds	$13,407	176	(9)	13,574	$24,874	262	(206)	24,930
Corporate debt securities	—	—	—	—	5,533	—	—	5,533

	$13,407	176	(9)	13,574	$30,407	262	(206)	30,463

Investment securities held to maturity classified as current assets are as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury Securities	$1,154	1	—	1,155	$3,649	22	—	3,671
Municipal bonds	3,170	20	—	3,190	1,738	7	—	1,745
Government agencies:
Mortgage-backed securities	—	—	—	—	3,528	50	—	3,578
Other	3,225	16	—	3,241	7,233	84	—	7,317
Corporate debt securities	6,416	74	—	6,490	8,602	15	(26)	8,591

	$13,965	111	—	14,076	$24,750	178	(26)	24,902

Investment securities held to maturity classified as non-current assets are as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Municipal bonds	$21,773	546	(1)	22,318	$7,500	97	(71)	7,526
Government agencies:
Mortgage-backed-securities	1,575	6	—	1,581	1,268	197	—	1,465
Other	1,610	12	—	1,622	1,813	46	—	1,859
Corporate debt securities	13,505	325	—	13,830	9,505	85	(70)	9,520

	$38,463	889	(1)	39,351	$20,086	425	(141)	20,370

There have been no realized gains or losses on maturities of investment securities for the years ended December 31, 2009, 2008 and 2007.
Maturities of investments are as follows at December 31, 2009:

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$8,691	8,883	$13,965	14,076
Due after one year through five years	3,571	3,706	33,315	33,965
Due after five years through ten years	1,469	1,506	5,148	5,386
Due after ten years	8,367	8,362	—	—

	$22,098	22,457	$52,428	53,427

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009, are as follows:

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$10	1,920	—	—	10	1,920

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
(5) Property and Equipment
A summary of property and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008
Furniture and equipment	$10,858	$9,766
Computer hardware and software	38,152	24,732
Leasehold improvements	18,209	16,996

	67,219	51,494
Less accumulated depreciation and amortization	(36,903)	(24,652)

	$30,316	$26,842

Depreciation expense on property and equipment for the year ended December 31, 2009, 2008, and 2007 was $12,401, $9,369, and $6,175, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(6) Goodwill and Intangible Assets
Changes to goodwill during 2009 and 2008 are as follows:

Balance at December 31, 2007	$588,001
Acquisition of LMC Health Plans (1)	2,015

Balance at December 31, 2008	$590,016
Acquisition of LMC Health Plans (2)	34,747
Other	(256)

Balance at December 31, 2009	$624,507

(1)	As a result of completing negotiations with the seller regarding certain income tax matters, the Company completed the final purchase accounting for this transaction during the third quarter of 2008 which resulted in an additional $2.0 million of goodwill and related adjustments to tax and other liability accounts.

(2)	The Company recorded $34.7 million of additional purchase price in connection with the release of 2.67 million shares of common stock to the former stockholders of LMC Health Plans. Such additional purchase price was allocated to goodwill in the fourth quarter of 2009. See Note 2 — “Acquisitions”.
A breakdown of the identifiable intangible assets, their assigned value and accumulated amortization at December 31, 2009 and 2008 is as follows:

	2009		2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade name	$24,497	—	$24,500	—
Non-compete agreements	800	773	800	613
Provider networks	137,069	21,985	136,507	12,509
Medicare member networks	93,620	31,169	93,933	22,583
Management contract right	1,555	467	1,555	363

	$257,541	54,394	$257,295	36,068

Changes to the carrying value of identifiable intangible assets during 2009 and 2008 are as follows:

Balance at December 31, 2007	235,893
Acquisition of Valley Plans (See Note 2)	4,512
Amortization expense	(19,178)

Balance at December 31, 2008	221,227
Additional purchase price related to Valley Plans Acquisition	910
Final allocation of purchase price related to Valley Plans Acquisition	(661)
Amortization expense	(18,325)
Other	(4)

Balance at December 31, 2009	$203,147

The weighted-average amortization periods of the acquired intangible assets are as follow:

Weighted-Average
Amortization
Period (In Years)
Trade name	indefinite
Non-compete agreements	5.0
Provider networks	14.8
Medicare member networks	18.2
Management contract right	15.0

Total intangibles	16.1

At December 31, 2009, all intangible assets are amortized using a straight-line method except for member network intangible assets which are amortized using an accelerated method. Also see Note 1(f).

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The provider contract comprising 92% of the provider network intangible asset balance at December 31, 2009 comes up for renewal in October 2017. This contract includes a five-year renewal term at the Company’s option. Such renewal has been assumed in the amortization period of the provider network intangible asset.
Amortization expense on identifiable intangible assets for the years ended December 31, 2009, 2008, and 2007, was $18,325, $19,178, and $10,045, respectively. In addition, the Company recorded a $4,537 charge during 2007 for the impairment of intangible assets associated with commercial customer relationships in the Company’s Tennessee health plan. This charge was the result of the Company’s expectation that significant declines in commercial membership would occur as a result of its decision to implement premium increases upon renewal for large group plans. The carrying value of the related intangible asset was fully amortized in March 2008.
Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2009 is as follows:

2010	$17,464
2011	16,664
2012	16,058
2013	15,194
2014	14,199
Thereafter	99,071

Total	$178,650

(7) Restricted Investments
Restricted investments at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Certificates of deposit	$5,759	—	—	5,759	$6,195	16	—	6,211
Government agencies:
Mortgage-backed securities	5,912	253	—	6,165	4,913	146	—	5,059
U.S. governmental securities	4,004	—	—	4,004	540	—	—	540
Other	700	—	—	700	—	—	—	—

	$16,375	253	—	16,628	$11,648	162	—	11,810

(8) Stockholders’ Equity
Stock Repurchase Program
In June 2007, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $50.0 million of the Company’s common stock over the subsequent 12 months. In May 2008, the Company’s Board of Directors extended this program to June 30, 2009. On June 30, 2009, the repurchase program expired in accordance with its terms. Over the life of the repurchase program, the Company repurchased approximately 2.8 million shares of its common stock for approximately $47.3 million, at an average cost of $16.65 per share.
Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. For the year ended December 31, 2007 the Company had no items of comprehensive income (loss) recorded directly to stockholders’ equity. Accordingly, comprehensive income was equivalent to net income during 2007.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
In October 2008, the Company entered into two interest rate swap agreements, which were effective October 31, 2008 and which the Company has designated as cash flow hedges. The notional amount covered by the agreements is $100.0 million and extends until October 31, 2010. The changes in the fair value of the interest rate swaps during the years ended December 31, 2009 and 2008 resulted in an other comprehensive gain (loss) of $1.2 million ($756 net of income taxes) and $(3.3) million ($(2.0) million net of income taxes), respectively. In addition, changes in the fair value of available for sale securities during the years ended December 31, 2009 and 2008 resulted in unrealized gains recorded as other comprehensive income of $240 ($155 net of income taxes) and $120 ($77 net of income taxes), respectively.
Acquisition of Leon Medical Centers Health Plans
In November 2009, the Company released contingent consideration of 2.67 million shares of HealthSpring common stock, which was held in escrow, to the former stockholders of LMC Health Plans. The released shares are included in the computation of basic and diluted earnings per share for the fourth quarter of 2009 and as issued and outstanding on the Company’s consolidated balance sheet at December 31, 2009. See Note 2 — “Acquisitions”.
(9) Share-Based Compensation
Stock Options
The Company has stock options outstanding under its 2006 Equity Incentive Plan and its 2005 Stock Option Plan.
The Company adopted the 2006 Equity Incentive Plan, or 2006 Plan, effective as of February 2, 2006. A total of 6.25 million shares of common stock were authorized for issuance under the 2006 Plan, in the form of stock options, restricted stock, restricted stock units or other share-based awards. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Nonqualified options to purchase an aggregate of 3,893,099 shares of Company common stock were outstanding under the 2006 Plan as of December 31, 2009. Upon exercise, options are settled with authorized but unissued Company stock.
The weighted average fair value of options granted in 2009, 2008, and 2007 is provided below. The fair value for all options as determined on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Weighted average fair value at grant date	$6.38	$7.21	$9.42
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.6 – 58.0%	36.2 – 43.6%	34.7 – 45.0%
Expected term	5 years	5 years	5 years
Risk-free interest rates	1.88 – 2.84%	2.50 – 3.23%	3.93 – 4.77%
The expected volatility used in 2009 is based on the Company’s actual volatility rates. During 2007 and 2008, the Company estimated a blended rate for volatility based on the Company’s actual volatility rates experienced and the volatility rates of its peer group. Additionally, because of the Company’s limited history of employee exercise patterns, the expected term assumption is based on industry peer information. The risk-free interest rate was based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term. The Company recognized a deferred income tax benefit of approximately $3,631, $3,368, and $3,001 for the years ended December 31, 2009, 2008, and 2007, respectively, related to the share-based compensation expense. The actual tax (expense) benefit realized from stock options exercised during 2009, 2008, and 2007 was $(18), $(199) and, $2, respectively. There was no capitalized stock-based compensation expense in 2009, 2008, or 2007.
Nonqualified options to purchase an aggregate of 149,942 shares of Company common stock were outstanding under the 2005 Stock Option Plan at December 31, 2009. These options vest and become exercisable generally over a five-year period from the date of grant. The options expire ten years from the grant date. In the event of a change in control of the Company, these options will immediately vest and become exercisable in full. No additional options may be granted under the 2005 plan.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
An analysis of stock option activity for the year ended December 31, 2009 under the Company’s stock incentive plans is as follows:

		Weighted
		Average
	Options	Exercise Price
2006 Equity Incentive Plan:
Outstanding at December 31, 2008	3,773,779	$19.64
Granted	619,028	14.69
Exercised	—	—
Forfeited	(499,708)	19.26

Outstanding at December 31, 2009	3,893,099	$18.89

2005 Stock Option Plan
Outstanding at December 31, 2008	155,442	$2.50
Granted	—	—
Exercised	(5,500)	2.50
Forfeited	—	—

Outstanding at December 31, 2009	149,942	$2.50

		Weighted	Weighted	Intrinsic
	Shares	Average	Average	Value	Aggregate
	Under	Exercise	Remaining	Per	Intrinsic
	Option	Price	Contractual Term	Share (1)	Value (1)
2006 Equity Incentive Plan:
Options vested and exercisable at December 31, 2009	2,077,950	$19.73	6.6 Years	$(2.12)	$133
Options vested and unvested expected to vest at December 31, 2009	3,780,950	18.95	7.2 Years	(1.34)	2,049

2005 Stock Option Plan:
Options vested and exercisable at December 31, 2009	128,443	$2.50	5.7 Years	$15.11	$1,981
Options vested and unvested expected to vest at December 31, 2009	149,942	2.50	5.7 Years	15.11	2,312

(1)	Computed intrinsic value per share amounts are based upon the amount by which the fair market value of the Company’s common stock at December 31, 2009 of $17.61 per share exceeded the weighted average exercise price. The aggregate value amounts are calculated using the actual exercise prices and including only those options which were exercisable and whose intrinsic value was positive at the end of the period.
The fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was $7,330, $7,006, and $6,959, respectively. The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $49, $189, and $412, respectively. Cash received from stock option exercises for the years ended December 31, 2009, 2008, and 2007 totaled $13, $1,010, and $1,023, respectively. Total compensation expenses related to nonvested options not yet recognized was $8,374 at December 31, 2009. The Company expects to recognize this compensation expense over a weighted average period of 2.21 years.
Restricted Stock
Restricted stock awards in 2009, 2008, and 2007 were granted with a fair value equal to the market price of the Company’s common stock on the date of grant. Compensation expense related to the restricted stock awards is based on the market price of the underlying common stock on the grant date and is recorded straight-line over the vesting period, generally ranging from one to four years from the date of grant. The weighted average grant date fair value of the Company’s restricted stock awards was $12.70, $19.16, and $21.66 for the years ended December 31, 2009, 2008, and 2007, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
During the year ended December 31, 2009, the Company granted 195,076 shares of restricted stock to employees pursuant to the 2006 Plan. The restrictions relating to the restricted stock awards made in 2009 generally lapse over a four-year period.
During the year ended December 31, 2009, the Company awarded 60,516 shares of restricted stock to non-employee directors pursuant to the 2006 Plan, all of which were outstanding at December 31, 2009. The restrictions relating to the restricted stock awarded in 2009 lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited unless resignation or failure to attend is caused by death or disability.
During the year ended December 31, 2009, 67,089 restricted shares were purchased by certain executives pursuant to the Management Stock Purchase Program (the “MSPP”), 23,804 of which were cancelled in accordance with the terms of the MSPP due to the termination of certain employees. The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the issue date. At December 31, 2009, 456,715 shares were available for issuance under the MSPP.

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested restricted stock at December 31, 2008	401,299	$7.65
Granted	255,592	12.70
Vested	(260,076)	4.15
Cancelled / repurchased by the Company	(24,157)	14.76

Nonvested restricted stock at December 31, 2009	372,658	$13.09

The fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $1,080, $1,156 and $1,025, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $3,127 at December 31, 2009. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.6 years. There are no other contractual terms covering restricted stock awards under the 2006 Plan once the vesting restrictions have lapsed.
Share-Based Compensation
Share-based compensation is included in selling, general and administrative expense. Share-based compensation for the years ended December 31, 2009, 2008, and 2007 consisted of the following:

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Year ended December 31, 2009	$1,891	$7,607	$9,498

Year ended December 31, 2008	$1,472	$7,259	$8,731

Year ended December 31, 2007	$1,454	$7,146	$8,600

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(10) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted, for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Numerator:
Net income available to common stockholders	$133,595	$118,952	$86,460

Denominator:
Weighted average common shares outstanding — basic	54,973,690	55,904,246	57,249,252
Dilutive effect of contingent shares issued	202,899	—	—
Dilutive effect of stock options	76,470	85,418	92,625
Dilutive effect of unvested shares	173,870	15,438	6,319

Weighted average common shares outstanding — diluted	55,426,929	56,005,102	57,348,196

Net income per share available to common stockholders:
Basic	$2.43	$2.13	$1.51

Diluted	$2.41	$2.12	$1.51

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options to purchase 4.0 million shares, 3.8 million shares, and 3.3 million shares were antidilutive and therefore excluded from the computation of EPS for the years ended December 31, 2009, 2008, and 2007, respectively.
(11) Related Party Transactions
Renaissance Physician Organization
Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest, L.P., one of the Company’s wholly owned HMO management subsidiaries, and 14 affiliated independent physician associations, comprised of over 1,300 physicians providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. Texas HealthSpring, LLC, the Company’s Texas HMO, has contracted with RPO to provide professional medical and covered medical services and procedures to members of its Medicare Advantage plan. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest, L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest, L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations. Both agreements have 10 year terms that expire on December 31, 2014 and automatically renew for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competing with Texas HealthSpring, LLC’s Medicare Advantage plan.
For the years ended December 31, 2009, 2008, and 2007, GulfQuest, L.P. earned management and other fees from RPO of approximately $20,355, $18,883, and $16,313, respectively. These amounts are reflected in management and other fee income in the accompanying consolidated statements of income.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Texas HealthSpring, LLC incurred medical expense to RPO of approximately $140,241, $126,583, and $109,489 for the years ended December 31, 2009, 2008, and 2007, respectively, related to medical services provided to its members by RPO. The 50%/50% risk sharing mechanism with respect to the common membership pool of RPO and Texas HealthSpring, LLC resulted in the Company accruing for amounts to RPO of approximately $15, $2,934, and $4,204 for the years ended December 31, 2009, 2008 and 2007, respectively. GulfQuest, L.P.’s 25% share of RPO’s profits were approximately $11,616, $12,907, and $10,285 for those same respective periods. These amounts are reflected as components of medical expense in the accompanying consolidated statements of income. Amounts receivable (payable) from the Company’s subsidiaries from (to) RPO in connection with these various relationships were $293 and $(3,206) as of December 31, 2009 and 2008, respectively.
Transaction Involving Herbert A. Fritch
In December 2007, Herbert A. Fritch, the Company’s Chairman of the Board of Directors, and Chief Executive Officer, acquired a 15.8% membership interest in Predators Holdings, LLC (“Predators Holdings”), the owner of the Nashville Predators National Hockey League team. In addition, in December 2007 Mr. Fritch loaned Predators Holdings $2,000 and, in January 2009, collateralized a letter of credit in the amount of $3,400 in favor of Predators Holdings. Mr. Fritch is a member of the executive committee of Predators Holdings. A subsidiary of Predators Holdings manages the Sommet Center in Nashville, Tennessee where the hockey team plays its home games. The Company is a party to a suite license agreement with another subsidiary of Predators Holdings pursuant to which the company leases a suite for Predators games and other functions. In 2009 and 2008, the Company paid $134 and $135, respectively, under the license agreement for the use of the suite (including 16 tickets, but not food and beverage concessions, for each Predators’ home game).
Transaction Involving Benjamin Leon, Jr.
On October 1, 2007, the Company completed the acquisition of all the outstanding capital stock of LMC Health Plans. Prior to the closing, Benjamin Leon, Jr., who was subsequently elected as a director of the Company, owned a majority of LMC Health Plans’ outstanding capital stock. The acquisition of LMC Health Plans included the release of contingent consideration of 2.67 million shares of HealthSpring common stock in November 2009 to the former stockholders of LMC Health Plans (see Note 2).
Medical Services Agreement
On October 1, 2007, LMC Health Plans entered into the Leon Medical Services Agreement with LMC pursuant to which LMC provides or arranges for the provision of certain medical services to LMC Health Plans’ members. The Leon Medical Services Agreement is for an initial term of approximately 10 years with an additional five-year renewal term at LMC Health Plans’ option. Mr. Leon is the majority owner and chairman of the board of directors of LMC.
Payments for medical services under the Leon Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. Total payments made to LMC by the Company for medical services for the years ended December 31, 2009 and 2008 were $186,725 and $138,907, respectively, and from October 1, 2007 to December 31, 2007 were $28,895. There is also a sharing arrangement with regard to LMC Health Plans’ annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 80.5% for 2010 and 2011 and again to 81.0% beginning in 2012 for the remaining term of the agreement. The Company had accrued $(2,977) and $11,474 for amounts due (to)/from LMC under the Leon Medical Services Agreement at December 31, 2009 and 2008, respectively.
Office Space Agreement
On October 1, 2007, LMC Health Plans entered into an Office Space Agreement with LMC whereby LMC Health Plans was permitted to use certain space under lease by LMC. In lieu of reimbursing LMC for its portion of the leased space, LMC Health Plans paid the landlord directly. Such lease expense totaled $736 and $127 for the years ended December 31, 2008 and 2007, respectively. The Office Space Agreement terminated on December 31, 2008.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Other
At December 31, 2009 and 2008, the Company had current assets of $2,760 and $753, respectively, recorded on its consolidated balance sheets for amounts due from the sellers of LMC Health Plans under settlement provisions included in the Stock Purchase Agreement regarding working capital and risk adjustment premiums related to the period prior to the acquisition date.
(12) Lease Obligations
The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally contain renewal options of five years. For the years ended December 31, 2009, 2008, and 2007, the Company recorded lease expense of $7,933, $7,569, and $6,371, respectively.
Future non-cancellable payments under these lease obligations as of December 31, 2009 are as follows:

2010	$7,643
2011	6,285
2012	5,224
2013	4,542
2014	3,955
Thereafter	5,822

$33,471

(13) Long-Term Debt
Long-term debt at December 31, 2009 and 2008 consists of the following:

	2009	2008
Senior secured term loan	$236,973	$268,013
Less: current portion of long-term debt	(43,069)	(32,277)

Long-term debt, less current portion	$193,904	$235,736

In connection with funding the acquisition of LMC Health Plans, on October 1, 2007, the Company entered into a $400.0 million, five-year credit agreement (the “Credit Agreement”) which, subject to the terms and conditions set forth therein, provides for $300.0 million in term loans and a $100.0 million revolving credit facility.
Proceeds from the $300.0 million in term loans, together with the Company’s available cash on hand, were used to fund the acquisition of LMC Health Plans and transaction expenses related thereto. The $100.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of December 31, 2009. As a result of covenant restrictions, available borrowings under the credit facility at December 31, 2009 were limited to $94.0 million.
Borrowings under the Credit Agreement accrue interest on the basis of either a base rate or the London InterBank Offered Rate (“LIBOR”) plus, in each case, an applicable margin (225 basis points for LIBOR advances at December 31, 2009) depending on the Company’s debt-to-EBITDA leverage ratio. The LIBOR rate plus the applicable margin as of December 31, 2009 was 3.18%. The Company also pays commitment fees on the unfunded portion of the lenders’ commitments under the revolving credit facility, the amounts of which will also depend on the Company’s leverage ratio. The Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 1, 2012.
The net proceeds from certain asset sales, casualty/condemnation events, and incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Agreement. Under such excess cash flow provisions, a prepayment in the amount of $12.1 million is due to be paid on or before April 15, 2010. Such prepayment amount is included in the current portion of long-term debt outstanding at December 31, 2009.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its Credit Agreement. The total notional amount covered by the agreements is $100.0 million of the $237.0 million outstanding under the term loan agreement at December 31, 2009. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contain an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges. See Note 22 for a discussion of fair value accounting related to the swap agreements.
The term loans are payable in quarterly principal installments. Maturities of long-term debt under the Credit Agreement are as follows:

2010	$43,069
2011	71,438
2012	122,466

$236,973

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
In connection with entering into the Credit Agreement, the Company incurred financing costs of approximately $10.6 million which were recorded in 2007. These costs have been deferred and are being amortized over the term of the debt agreement using the interest method. The unamortized balance of such costs at December 31, 2009 totaled $5.2 million, and is included in other assets on the accompanying consolidated balance sheet.
On February 11, 2010, the Company entered into a new $350.0 million Credit Agreement, the proceeds of which, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the Credit Agreement. The new credit agreement replaced the Company’s Credit Agreement previously discussed herein. See further discussion of the Company’s new $350.0 million Credit Agreement in Note 24: Subsequent Event.
(14) Medical Claims Liability
The Company’s medical claims liabilities at December 31, 2009 and 2008 consists of the following:

	2009	2008
Medicare medical liabilities	$156,660	$126,762
Pharmacy liabilities	45,648	63,382

Total	$202,308	$190,144

Medical claims liability represents the liability for services that have been performed by providers for the Company’s Medicare Advantage and commercial HMO members. The liability includes medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. The IBNR component is based on the Company’s historical claims data, current enrollment, health service utilization statistics, and other related information. The medical liabilities also include amounts owed to physician providers under risk-sharing and quality management programs.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The following table presents the components of the medical claims liability as of the dates indicated:

	December 31,
	2009	2008
Incurred but not reported (IBNR)	$119,384	$97,364
Reported claims	82,924	92,780

Total medical claims liability	$202,308	$190,144

The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. At December 31, 2009 and 2008, the Company determined that no premium deficiency liabilities were required.
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
The following table provides a reconciliation of changes in the medical claims liability for the Company for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
Balance at beginning of period	$190,144		$154,510		$122,778
Acquisition of LMC Health Plans	—		—		16,588

Incurred related to:
Current period	2,138,710	(1)	1,719,522	(1)	1,245,271
Prior period (2)	(8,764)		(11,631)		(19,278)

Total incurred	2,129,946		1,707,891		1,225,993

Paid related to:
Current period	1,938,717		1,531,629		1,108,949
Prior period	179,065		140,628		101,900

Total paid	2,117,782		1,672,257		1,210,849

Balance at the end of the period	$202,308		$190,144		$154,510

(1)	Approximately $2.2 million paid to providers under risk sharing and capitation arrangements related to 2008 premiums is included in the incurred related to current period amounts in 2009. Such amount does not relate to fee-for-service medical claims estimates. Similarly, $10.1 million paid to providers under risk sharing and capitation arrangements related to 2007 premiums is included in the 2008 incurred related to current period. Most of these amounts are the result of additional retroactive risk adjustment premium payments recorded that pertain to the prior year’s premiums. Amounts in 2007 are presented in a consistent manner and are not significant.

(2)	Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(15) Income Tax
Income tax expense consists of the following for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$81,826	$65,401	$48,232
State and local	6,991	3,719	2,617

Total current provision	88,817	69,120	50,849

Deferred:
Federal	(11,838)	(1,708)	(2,860)
State and local	(637)	100	306

Total deferred provision	(12,475)	(1,608)	(2,554)

Total provision for income taxes	$76,342	$67,512	$48,295

A reconciliation of the U.S. federal statutory rate (35%) to the effective tax rate is as follows for the periods presented:

	Year Ended December 31,
	2009	2008	2007
U.S. Federal statutory rate on income before income taxes	$73,478	$65,263	$47,164
State income taxes, net of federal tax effect	4,130	2,482	1,900
Permanent differences	98	(240)	(345)
Change in valuation allowance	(3)	3	(128)
Other	(1,361)	4	(296)

Income tax expense	$76,342	$67,512	$48,295

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Medical claims liabilities, principally due to medical loss liability discounted for tax purposes	$1,289	$1,245
Property and equipment	2,376	1,305
Accrued compensation, including share-based compensation	15,755	12,988
Allowance for doubtful accounts	1,306	714
Federal net operating loss carryover	1,811	1,859
State net operating loss carryover	1	18
Interest rate swap (other comprehensive loss)	790	1,274
Other liabilities and accruals	2,051	958

Total gross deferred tax assets	25,379	20,361
Less valuation allowance	(327)	(330)

Deferred tax assets	25,052	20,031

Deferred tax liabilities:
Intangible assets	(90,936)	(94,460)
Unrealized gains from available for sale securities (other comprehensive income)	(127)	(42)
Accrued compensation, due to timing of deduction	(927)	(1,403)
Revenue, due to timing of income inclusion	(6,523)	(9,543)

Total net deferred tax liabilities	$(73,461)	$(85,417)

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2009 and 2008 were $6,973 and $4,198, respectively. Non-current deferred tax liabilities at December 31, 2009 and 2008 were $80,434 and $89,615, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2009 and 2008, the Company carried a valuation allowance against deferred tax assets of $327 and $330, respectively. To the extent the valuation allowance is reduced that was previously recorded as a result of business combinations, the offsetting credit will be recognized first as a reduction to goodwill, then to other intangible assets, and lastly as a reduction in the current period’s income tax provision. As of December 31, 2009, the Company had $327 of valuation allowance remaining from the 2005 recapitalization which could potentially result in future reductions to goodwill.
The Company currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future tax income are approximately $5.2 million and $5.3 million at December 31, 2009 and 2008, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2010 through 2022. State net operating loss carryforwards at December 31, 2009 and 2008 are approximately $0.1 million and $0.4 million, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2020 through 2024. In addition, the Company has alternative minimum tax credits which do not have an expiration date.
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
Income taxes payable of $6,277 and $2,938 at December 31, 2009 and 2008, respectively, are included in other current liabilities on the Company’s consolidated balance sheets. In addition, income taxes payable of $750 and $1,183 at December 31, 2009 and 2008, respectively, are included in other long-term liabilities on the Company’s consolidated balance sheets. The balance in other long-term liabilities relates to certain tax matters associated with the acquisition of LMC Health Plans which were recorded through goodwill, as well as certain unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Unrecognized tax benefits balance at beginning of year	$405	$405
Increases in tax positions for prior years	16	17
Decreases in tax positions for prior years	(14)	—
Increases in tax positions for current year	252	90
Settlements	—	—
Lapse of statute of limitations	(108)	(107)

Unrecognized tax benefits balance at end of year	$551	$405

The Company’s continuing accounting policy is to recognize interest and/or penalties related to income tax matters as a component of tax expense in the condensed consolidated statements of income. Accrued interest and penalties were approximately $0.1 million and $0.1 million as of December 31, 2009 and December 31, 2008, respectively. The Company had unrecognized tax benefits of $0.5 million and $0.3 million as of December 31, 2009 and December 31, 2008, respectively, all of which, if recognized, would affect the Company’s effective income tax rate. In addition, the Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2008. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations. At the date of this report there are no federal or state audits in process.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(16) Derivatives
In October 2008, the Company entered into two interest rate swap agreements relating to the floating interest rate component of the term loan agreement under its $400.0 million, five year credit facility (collectively, the “Credit Agreement”). The total notional amount covered by the agreements is $100.0 million of the $237.0 million outstanding under the term loan agreement at December 31, 2009. Under the swap agreements, the Company is required to pay a fixed interest rate of 2.96% and is entitled to receive LIBOR every month until October 31, 2010. The actual interest rate payable under the Credit Agreement in each case contains an applicable margin, which is not affected by the swap agreements. The interest rate swap agreements are classified as cash flow hedges. See Note 22 for a discussion of fair value accounting related to the swap agreements.
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
A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments as of the dates indicated is as follows:

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)

December 31, 2009:
Interest rate swaps	$100,000	Other current liabilities	—	(2,066)

December 31, 2008:
Interest rate swaps	$100,000	Other long-term liabilities	—	(3,256)

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows:

Effective Portion
		Income Statement	Hedge Gain
		Location of Gain	(Loss)
	Pretax Hedge	(Loss)	Reclassified	Ineffective Portion
	Gain (Loss)	Reclassified from	from	Income
	Recognized in	Accumulated	Accumulated	Statement
	Other	Other	Other	Location of	Hedge Gain
	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	(Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
For the year ended December 31, 2009:
Interest rate swaps	$1,190	Interest Expense	$—	None	$—

For the year ended December 31, 2008:
Interest rate swaps	$(3,256)	Interest Expense	$—	None	$—

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(17) Retirement Plans
The cost of the Company’s defined contribution plans during the years ended December 31, 2009, 2008 and 2007 was $3,036, $2,438 and $1,666, respectively. Employees are always 100% vested in their contributions and vest in employer contributions at a rate of 50% after the first two years of service and 100% after the third year of service. Effective January 1, 2009, employees are 100% vested in employer contributions after two years of service.
(18) Segment Information
Beginning with the year ended December 31, 2008, the Company began reporting its business as managed in four segments: Medicare Advantage, stand-alone Prescription Drug Plan, Commercial, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone Prescription Drug Plan (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. Commercial consists of the Company’s commercial health plan business. The Commercial segment was insignificant as of December 31, 2009 and 2008 as a result of the non-renewal of coverage during 2007 and 2008 by employer groups in Tennessee, which was expected. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. The Company’s segment groupings are consistent with information used by the Company’s chief executive officer in making operating decisions.
In connection with the Company moving a large number of employees from its markets to its corporate operations effective January 1, 2009, the Company revised its methodology for allocating certain corporate expenses to its segments, which resulted in its allocating a greater share of such expenses to its operating segments. Additionally, as of January 1, 2009, the Company revised its methodology for allocating the selling, general, and administrative expenses within its prescription drug operations, which resulted in its allocating a greater share of such expenses to its MA-PD segment. As a result of these revisions, the segment EBITDA amounts for the 2008 and 2007 periods include reclassification adjustments between segments such that the periods presented are comparable.
The accounting policies of each segment are the same and are described in Note 1. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). The Company has not historically allocated certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to the Company’s segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Revenue includes premium revenue, management and other fee income, and investment income.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Financial data by reportable segment for the years ended December 31 is as follows:

	MA-PD	PDP	Commercial	Corporate	Total
Year ended December 31, 2009
Revenue	$2,337,374	$325,631	$2,976	$64	$2,666,045
EBITDA	238,378	46,676	(210)	(28,567)	256,277
Depreciation and amortization expense	25,340	88	—	5,298	30,726

Year ended December 31, 2008
Revenue	$1,914,024	$268,667	$5,144	$485	$2,188,320
EBITDA	244,845	18,247	(1)	(28,956)	234,135
Depreciation and amortization expense	24,505	24	—	4,018	28,547

Year ended December 31, 2007
Revenue	$1,407,826	$118,926	$46,648	$1,725	$1,575,125
EBITDA	157,774	17,673	7,986	(20,455)	162,978
Depreciation and amortization expense	12,740	—	—	3,480	16,220
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the years ended December 31 is as follows:

	2009	2008	2007
EBITDA	$256,277	$234,135	$162,978
Income tax expense	(76,342)	(67,512)	(48,295)
Interest expense	(15,614)	(19,124)	(7,466)
Depreciation and amortization	(30,726)	(28,547)	(16,220)
Impairment of intangible assets	—	—	(4,537)

Net Income	$133,595	$118,952	$86,460

(19) Statutory Capital Requirements
The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2009, the statutory minimum net worth requirements and actual statutory net worth were $18.5 million and $90.4 million for the Tennessee HMO; $1.1 million and $41.9 million for the Alabama HMO; $9.9 million and $27.4 million for the Florida HMO; and $28.0 million (at 200% of authorized control level) and $76.1 million for the Texas HMO, and $12.1 million (at 200% of authorized control level) and $41.2 million for the accident and health subsidiary, respectively. Each of these subsidiaries were in compliance with applicable statutory requirements as of December 31, 2009. Notwithstanding the foregoing, the state departments of insurance can require the Company’s regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members. In addition, as a condition to its approval of the LMC Health Plans acquisition, The Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
The Company’s regulated insurance subsidiaries are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2009, $424.2 million of the Company’s $530.7 million of cash, cash equivalents, investment securities and restricted investments were held by the Company’s regulated insurance subsidiaries and subject to these dividend restrictions.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The Company and its health plans are subject to periodic and routine audits by federal and state regulatory authorities. In connection with its continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS announced that it would audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices. The Company’s Tennessee Medicare Advantage plan has been selected by CMS for an audit for compliance by the plan and its providers with proper coding practices (sometimes referred to as “RADV Audits”). Specifically, the RADV Audit of the plan pertains to the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. The Company is in the process of responding to the RADV Audit request, including retrieving and providing medical records supporting diagnoses codes and risk scores and, where appropriate, provider attestations, all of which are due to CMS on February 18, 2010. CMS has indicated that payment adjustments resulting from its RADV Audits will not be limited to risk scores for the specific beneficiaries for which errors are found but will be extrapolated to the relevant plan population. CMS’s methodology for extrapolation remains unclear, however. The Company is in the process of gathering records responsive to the RADV Audit and is currently unable to calculate a payment error rate or predict the impact of extrapolating that error rate to 2007 Tennessee plan premiums.
(21) Concentrations of Business and Credit Risks
The Company’s primary lines of business, operating Medicare health maintenance organizations (including prescription drug benefits) and a stand-alone prescription drug plan, are significantly impacted by healthcare cost trends.
The healthcare industry is impacted by health trends as well as being significantly impacted by government regulations. Changes in government regulations may significantly affect medical claims costs and the Company’s performance.
Over 99% of the Company’s premium revenue in each of 2009 and 2008 was derived from a limited number of contracts with CMS, which are renewable annually and are terminable by CMS in the event of material breach or a violation of relevant laws or regulations. In addition, substantially all of the Company’s membership in its stand-alone PDP results from automatic enrollment by CMS of members in CMS regions where the Company’s Part D premium bid is below the relevant benchmark. If future Part D premium bids are not below the benchmark, or the Company violates relevant laws, regulations or program requirements relating to Part D, CMS may not assign additional PDP members to the Company and may reassign PDP members previously assigned to the Company.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities and derivatives and receivables generated in the ordinary course of business. Investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. The Company seeks to manage any credit risk associated with derivatives through the use of counterparty diversification and monitoring of counterparty financial condition. Receivables include premium receivables from CMS for estimated retroactive risk adjustment payments, premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of members under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements and management services arrangements. The Company had no significant concentrations of credit risk at December 31, 2009.
(22) Fair Value of Financial Instruments
The Company’s 2009 and 2008 consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds held for (or due from) CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds held for (or due from) CMS for the benefit of members, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $220.7 and $251.9 million at December 31, 2009 and 2008, respectively, and consisted solely of non-tradable bank debt. The Company obtains the fair value of its debt from a third party that uses market observations to determine fair value.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Cash and cash equivalents consist of such items as certificates of deposit, commercial paper, and money market funds. The original cost of these assets approximates fair value due to their short-term maturity. The Company obtains the fair value of its securities from a third party vendor that uses quoted market prices in active markets for identical assets as available, or alternatively, uses pricing models, such as matrix pricing, to determine fair value. The fair value of the Company’s interest rate swap agreements are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance or credit risk and the counterparties’ non-performance or credit risk in the fair value measurements. Credit risk under these swap arrangements is believed to be remote as the counterparties to the Company’s interest rate swap agreements are major financial institutions and the Company does not anticipate non-performance by the counterparties. The Company has designated its interest rate swaps as cash flow hedges which are recorded in the Company’s consolidated balance sheet at fair value. The fair value of the Company’s interest rate swaps at December 31, 2009 and 2008 reflected a current liability of approximately $2.1 million and a non-current liability of $3.3 million, respectively, in the accompanying consolidated balance sheet. The fair value of available for sale securities is determined by pricing models developed using market data provided by a third party vendor.
The following are the levels of the fair value hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

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
The following tables summarize fair value measurements by level at December 31, 2009 and 2008 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$439,423	$—	$—	$439,423

Investment securities: available for sale	$—	$22,457	$—	$22,457

Liabilities
Derivative — interest rate swaps	$—	$2,066	$—	$2,066

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$282,240	$—	$—	$282,240

Investment securities: available for sale	$—	$33,722	$—	$33,722

Liabilities
Derivative — interest rate swaps	$—	$3,256	$—	$3,256

(23) Quarterly Financial Information (unaudited)
Quarterly financial results may not be comparable as a result of many variables, including non-recurring items and changes in estimates for medical claims liabilities, risk adjustment payments from CMS, and certain amounts related to the Part D program.
Selected unaudited quarterly financial data in 2009 and 2008 is as follows:

	For the Three Month Period Ended
	March 31,	June 30,		September 30,	December 31,
	2009	2009		2009	2009
Total revenues	$646,115	682,543	(1)	659,780	677,607
Income before income taxes	32,460	50,222		62,907	64,348
Net income	20,612	31,891		42,314	38,778

Income per share — basic	$0.38	0.59		0.78	0.69
Income per share — diluted	$0.38	0.58		0.77	0.68

	For the Three Month Period Ended
	March 31,		June 30,		September 30,	December 31,
	2008		2008		2008	2008
Total revenues	$552,709	(2)	566,874	(2)	527,899	540,838
Income before income taxes	32,976		63,163		45,995	44,330
Net income	21,058		40,222		29,360	28,312

Income per share — basic	$0.37		0.72		0.53	0.51
Income per share — diluted	$0.37		0.72		0.53	0.51

(1)	Revenue for the quarter ended June 30, 2009 includes $7.9 million for the Final CMS Settlement associated with the 2008 Medicare plan year for which the Company received notification from CMS of such amounts in the second quarter of 2009.

(2)	Revenue for the quarter ended March 31 and June 30, 2008 includes $12.0 million and $17.3 million, respectively, for the Final CMS Settlement associated with the 2007 Medicare plan year for which the Company received notification from CMS of such amounts in the second quarter of 2008.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

(24)	Subsequent Event
On February 11, 2010, the Company entered into a $350.0 million credit agreement (the “New Credit Agreement”), which, subject to the terms and conditions set forth therein, provides for a five-year $175.0 million term loan credit facility and a four-year $175.0 million revolving credit facility, including a $25.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans (the “New Credit Facilities”). Proceeds from the New Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the Company’s 2007 Credit Agreement as well as transaction expenses related thereto. As of February 11, 2010, there was $200.0 million of indebtedness outstanding under the New Credit Facilities. The New Credit Agreement replaced the Company’s 2007 Credit Agreement.
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio (initially 325 basis points for LIBOR borrowings). The Company will also pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014.
The term loans under the New Credit Agreement are payable in equal quarterly principal installments aggregating 10% of the aggregate initial principal amount of the term loans in the first year, with the remaining outstanding principal balance of the term loans being payable in equal quarterly installments aggregating 10%, 10%, 15%, and 55% in the second, third, fourth, and fifth years, respectively. The net proceeds from certain asset sales, casualty/condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty/condemnation events, to certain reinvestment rights), and a portion of the net proceeds from equity issuances and, under certain circumstances, the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the New Credit Facilities. The term loans made under the New Credit Agreement mature, and all amounts then outstanding thereunder will be payable on February 11, 2015.
Loans under the New Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-HMO subsidiaries, including a pledge by the Company and its non-HMO subsidiaries of all of the equity interests in each of their domestic subsidiaries (including HMO subsidiaries).
The New Credit Agreement contains conditions precedent to extensions of credit and representations, warranties and covenants, including financial covenants, customary for transactions of this type. The New Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified corporate actions.
In connection with entering into the New Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.0 million incurred in connection with the 2007 Credit Agreement. The Company also terminated its outstanding interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts will be reflected in the financial results of the Company for the quarter ending March 31, 2010.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
BALANCE SHEETS
December 31, 2009 and 2008
(in thousands)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$72,110	$8,483
Prepaid expenses and other current assets	2,215	2,097

Total current assets	74,325	10,580
Investment in subsidiaries	1,066,124	985,990
Property and equipment, net	13,055	5,552
Intangible assets, net	27	187
Deferred financing fee	5,190	7,550
Deferred tax assets	8,874	5,538
Due from subsidiaries	25,437	20,439

Total assets	$1,193,032	$1,035,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other	$22,960	$11,347
Current portion of long-term debt	43,069	32,277
Deferred tax liabilities	1,847	634

Total current liabilities	67,876	44,258
Deferred rent and other long-term liabilities	1,796	4,964
Long-term debt, less current portion	193,904	235,736

Total liabilities	263,576	284,958

Stockholders’ equity:
Common stock	608	578
Additional paid in capital	548,481	504,367
Retained earnings	428,765	295,170
Accumulated other comprehensive loss, net	(1,044)	(1,955)
Treasury stock	(47,354)	(47,282)

Total stockholders’ equity	929,456	750,878

Total liabilities and stockholders’ equity	$1,193,032	$1,035,836

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Revenue:
Management fees from affiliate	$744	$—	$—
Investment income	64	485	1,725

Total revenue	808	485	1,725

Operating expenses:
Salaries and benefits	19,249	20,200	15,249
Administrative expenses	9,455	12,790	12,237
Depreciation and amortization	5,298	4,018	3,480
Interest expense	15,614	19,118	7,465

Total operating expenses	49,616	56,126	38,431

Loss before equity in subsidiaries’ earnings and income taxes	(48,808)	(55,641)	(36,706)
Equity in subsidiaries’ earnings	161,215	153,522	108,897

Income before income taxes	112,407	97,881	72,191
Income tax benefit	21,188	21,071	14,269

Net income available to common stockholders	$133,595	$118,952	$86,460

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$133,595	$118,952	$86,460

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,298	4,018	3,480
Equity in subsidiaries’ earnings	(161,215)	(153,522)	(108,897)
Distributions and advances from subsidiaries, net	116,356	83,453	18,613
Share-based compensation	4,001	3,860	4,236
Deferred taxes	(2,123)	(1,051)	(824)
Amortization of deferred financing cost	2,360	2,442	752
Write-off of deferred financing fee	—	—	651
Tax shortfall from stock award transactions	(36)	(283)	—
Increase (decrease) due to change in:
Prepaid expenses and other current assets	(848)	(726)	147
Accounts payable, accrued expenses, and other current liabilities	12,361	1,691	828
Other long-term liabilities	(2,412)	1,796	907

Net cash provided by operating activities	107,337	60,630	6,353

Cash flows from investing activities:
Purchase of property and equipment	(12,701)	(948)	(10,199)
Acquisitions, net of cash acquired	—	—	(317,799)

Net cash used in investing activities	(12,701)	(948)	(327,998)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	300,000
Payments on debt	(31,040)	(28,237)	(3,750)
Deferred financing costs	—	—	(10,610)
Purchase of treasury stock	—	(47,217)	(12)
Proceeds from stock options exercised	13	1,012	1,023
Excess tax benefit from stock option exercised	18	84	2

Net cash (used in) provided by financing activities	(31,009)	(74,358)	286,653

Net increase (decrease) in cash and cash equivalents	63,627	(14,676)	(34,992)
Cash and cash equivalents at beginning of year	8,483	23,159	58,151

Cash and cash equivalents at end of year	$72,110	$8,483	$23,159

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2009, our Disclosure Controls were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth on page 65 of this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as noted below, information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” and “Corporate Governance — Board Committee Composition” in our definitive proxy statement for the 2010 annual meeting of stockholders.
Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Item 1 of this report under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive and Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Incentive Plans” in our definitive proxy statement for the 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance — Board Independence and Operations” in our definitive proxy statement for the 2010 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Fees Billed to the Company by KPMG LLP During 2009 and 2008” in our definitive proxy statement for the 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Financial Statements and Financial Statement Schedules
(1)	All financial statements filed as part of this report are listed in the Index to Financial Statements on page 63 of this report.
(2)	All financial statement schedules required to be filed as part of this report are listed in the Index to Financial Statements on page 63 of this report.
(3)	Exhibits — See the Index to Exhibits at end of this report, which is incorporated herein by reference.
(b)	Exhibits
See the Index to Exhibits at end of this report, which is incorporated herein by reference.
(c)	Financial Statements
We are filing as part of this report the financial schedule listed on the index immediately preceding the financial statements in Item 8 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
Date: February 11, 2010	By:	/s/ Karey L. Witty
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch Herbert A. Fritch	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 11, 2010

/s/ Karey L. Witty Karey L. Witty	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2010

/s/ Bruce M. Fried	Director	February 11, 2010
Bruce M. Fried

/s/ Robert Z. Hensley	Director	February 11, 2010
Robert Z. Hensley

/s/ Benjamin Leon, Jr.	Director	February 11, 2010
Benjamin Leon, Jr.

/s/ Sharad Mansukani	Director	February 11, 2010
Sharad Mansukani

/s/ Russell K. Mayerfeld	Director	February 11, 2010
Russell K. Mayerfeld

/s/ Joseph P. Nolan	Director	February 11, 2010
Joseph P. Nolan

/s/ Martin S. Rash	Director	February 11, 2010
Martin S. Rash

INDEX TO EXHIBITS

Exhibits	Description
3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (1)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (1)

4.3	Registration Rights Agreement, dated as of October 1, 2007, by and between HealthSpring, Inc. and the former stockholders of Leon Medical Centers Health Plans, Inc. (2)

4.4
Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose name appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (1)

10.1	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement* (1)

10.2	HealthSpring, Inc. 2005 Stock Option Plan* (1)

10.3	Form of Non-Qualified Stock Option Agreement (Option Plan)* (1)

10.4	HealthSpring, Inc. 2006 Equity Incentive Plan, as amended* (3)

10.5	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)* (4)

10.6	Form of Restricted Stock Award Agreement (Employees and Officers) (Equity Incentive Plan)* (5)

10.7	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)* (4)

10.8	HealthSpring Inc. Amended and Restated 2008 Management Stock Purchase Plan*(6)

10.9	Form of Restricted Stock Award Agreement (Management Stock Purchase Plan)*(6)

10.10	Non-Employee Director Compensation Policy* (7)

10.11	Form of Executive Severance and Noncompetition Agreement* (8)

10.12	Amended and Restated Employment Agreement between Registrant and Kevin M. McNamara* (1)

10.13	HealthSpring, Inc. 2009 Executive Officer Cash Bonus Plan*

10.14	Form of Indemnification Agreement (1)

10.15
Stock Purchase Agreement, dated as of August 9, 2007, by and among Leon Medical Centers Health Plans, Inc., the stockholders of Leon Medical Centers Health Plans, Inc., as sellers, NewQuest, LLC, as buyer, and HealthSpring, Inc. (9)

10.16	Medical Services Agreement, dated as of October 1, 2007, by and between Leon Medical Centers, Inc. and Leon Medical Centers Health Plans, Inc. (2)

10.17
Credit and Guaranty Agreement, dated as of October 1, 2007, by and among HealthSpring, Inc., as borrower, certain subsidiaries of HealthSpring, Inc., as guarantors, the lenders party thereto from time to time, and Goldman Sachs Credit Partners L.P., as administrative agent, lead arranger and collateral agent (2)

10.18	Contract H4454 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (renewed effective as of January 1, 2010) (1)

10.19	Contract H4513 between Centers for Medicare & Medicaid Services and Texas HealthSpring I, LLC (renewed effective as of January 1, 2010) (1)

10.20	Contract H0150 between Centers for Medicare & Medicaid Services and HealthSpring of Alabama, Inc. (renewed effective as of January 1, 2010) (1)

10.21	Contract H1415 between Centers for Medicare & Medicaid Services and HealthSpring of Illinois (renewed effective as of January 1, 2010) (1)

10.22	Contract H4407 between Centers for Medicare & Medicaid Services and HealthSpring of Tennessee, Inc. (d/b/a HealthSpring of Mississippi) (renewed effective as of January 1, 2010) (1)

10.23	Contract H5410 between Centers for Medicare & Medicaid Services and HealthSpring of Florida, Inc. (f/k/a Leon Medical Centers Health Plans, Inc.) (renewed effective as of January 1, 2010) (10)

Exhibits	Description
10.24	Contract H7787 between Centers for Medicare & Medicaid Services and HealthSpring Life & Health Insurance Company, Inc. (renewed effective as of January 1, 2010).

10.25	Contract H2165 between Centers for Medicare & Medicaid Services and HealthSpring Life & Health Insurance Company, Inc. (effective as of January 1, 2010).

10.26	Amended and Restated IPA Services Agreement, dated as of March 1, 2003, by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (1)

10.27	Full-Service Management Agreement, dated as of April 16, 2001, by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (1)

10.28	Agreement, dated as of May 28, 1993, between Baptist Hospital, Inc. and DST Health Solutions, Inc. (f/k/a CSC Healthcare Systems, Inc.), as amended (1)

10.29	Master Service Agreement, dated as of June 13, 2003, between OAO HealthCare Services, Inc. and TexQuest, LLC, on behalf of GulfQuest, L.P. (1)

10.30
Stand-Alone PDP Contract S-5932 between Centers for Medicare & Medicaid Services and HealthSpring, Inc. and HealthSpring of Alabama, Inc. (novated to HealthSpring Life & Health Insurance Company, Inc., effective as of July 31, 2009, and renewed effective as of January 1, 2010) (11)

10.31
Amended and Restated Management Services Agreement, dated as of January 1, 2009, between Argus Health Systems, Inc., and HealthSpring of Tennessee, Inc., a Tennessee corporation; Texas HealthSpring, LLC, HealthSpring Life & Health Insurance Company, Inc., HealthSpring of Florida, Inc., and HealthSpring of Alabama, Inc.** (12)

10.32
First Amendment to Amended and Restated Management Services Agreement, dated as of April 2, 2009, between Argus Health Systems, Inc., and HealthSpring of Tennessee, Inc., a Tennessee corporation; Texas HealthSpring, LLC, HealthSpring Life & Health Insurance Company, Inc., HealthSpring of Florida, Inc., and HealthSpring of Alabama, Inc. (13)

10.33
Second Amendment to Amended and Restated Management Services Agreement, dated as of November 1, 2009, between Argus Health Systems, Inc., and HealthSpring of Tennessee, Inc., a Tennessee corporation; Texas HealthSpring, LLC, HealthSpring Life & Health Insurance Company, Inc., HealthSpring of Florida, Inc., and HealthSpring of Alabama, Inc.**

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of attorney (included on the signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract, or arrangement.

**	Certain portions of this agreement have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to an application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 128939), filed October 11, 2005, as amended.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 4, 2007.

(3)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed May 14, 2007.

(4)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed November 2, 2007.

(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed May 2, 2008.

(6)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed February 25, 2009.

(7)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed August 14, 2007.

(8)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 14, 2009.

(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed August 14, 2007.

(10)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed February 29, 2008.

(11)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed March 31, 2006.

(12)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 1, 2009.

(13)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed October 29, 2009.