Form 10-Q
period 2010-03-31
HealthSpring, Inc.
filed 2010-04-30
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 26, 2010

Common Stock, Par Value $0.01 Per Share	57,942,898 Shares

Part I — FINANCIAL INFORMATION

Item 1:	Financial Statements.
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$294,133	$439,423
Accounts receivable, net	152,081	92,442
Investment securities available for sale	—	8,883
Investment securities held to maturity	—	13,965
Funds due for the benefit of members	—	4,028
Deferred income taxes	4,085	6,973
Prepaid expenses and other assets	8,717	9,586

Total current assets	459,016	575,300
Investment securities available for sale	95,310	13,574
Investment securities held to maturity	45,072	38,463
Property and equipment, net	29,451	30,316
Goodwill	624,507	624,507
Intangible assets, net	198,666	203,147
Restricted investments	19,775	16,375
Risk corridor receivable from CMS	19,948	—
Other assets	14,047	6,585

Total assets	$1,505,792	$1,508,267

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$197,884	$202,308
Accounts payable, accrued expenses and other	55,726	50,954
Risk corridor payable to CMS	2,195	2,176
Funds held for the benefit of members	26,376	—
Current portion of long-term debt	17,500	43,069

Total current liabilities	299,681	298,507
Long-term debt, less current portion	157,500	193,904
Deferred income taxes	75,594	80,434
Other long-term liabilities	5,836	5,966

Total liabilities	538,611	578,811

Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 61,159,946 issued and 57,943,648 outstanding at March 31, 2010, and 60,758,958 shares issued and 57,560,350 shares outstanding at December 31, 2009	612	608
Additional paid-in capital	551,675	548,481
Retained earnings	462,566	428,765
Accumulated other comprehensive gain (loss), net	1	(1,044)
Treasury stock, at cost, 3,216,298 shares at March 31, 2010, and 3,198,608 shares at December 31, 2009	(47,673)	(47,354)

Total stockholders’ equity	967,181	929,456

Total liabilities and stockholders’ equity	$1,505,792	$1,508,267

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Premium revenue	$749,378	$634,596
Management and other fees	10,188	9,969
Investment income	876	1,550

Total revenue	760,442	646,115

Operating expenses:
Medical expense	612,519	529,600
Selling, general and administrative	76,530	72,250
Depreciation and amortization	7,787	7,524
Interest expense	9,971	4,281

Total operating expenses	706,807	613,655

Income before income taxes	53,635	32,460
Income tax expense	(19,834)	(11,848)

Net income	$33,801	$20,612

Net income per common share:
Basic	$0.59	$0.38

Diluted	$0.59	$0.38

Weighted average common shares outstanding:
Basic	57,224,467	54,481,835

Diluted	57,557,961	54,781,391

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$33,801	$20,612
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,787	7,524
Share-based compensation	2,719	2,904
Amortization of deferred financing cost	506	616
Amortization on bond investments	294	227
Equity in earnings of unconsolidated affiliate	(103)	(51)
Deferred tax benefit	(2,611)	(2,769)
Write-off of deferred financing fees	5,079	—
Tax shortfall from share awards	(1,194)	—
Decrease (increase) in cash and cash equivalents due to changes in:
Accounts receivable	(59,639)	(33,116)
Prepaid expenses and other current assets	(4,742)	(1,437)
Medical claims liability	(4,424)	21,674
Accounts payable, accrued expenses, and other current liabilities	5,566	3,451
Risk corridor payable to/receivable from CMS	(19,929)	(12,314)
Other	1,977	766

Net cash (used in) provided by operating activities	(34,913)	8,087

Cash flows from investing activities:
Purchases of property and equipment	(2,441)	(2,819)
Purchases of investment securities	(120,468)	(18,247)
Maturities of investment securities	8,211	8,700
Sales of investment securities	46,106	—
Purchases of restricted investments	(10,948)	(6,583)
Maturities of restricted investments	7,548	6,042

Net cash used in investing activities	(71,992)	(12,907)

Cash flows from financing activities:
Funds received for the benefit of the members	207,005	159,711
Funds withdrawn for the benefit of members	(176,601)	(122,777)
Proceeds received on issuance of debt	200,000	—
Payments on long-term debt	(261,972)	(9,497)
Excess tax benefit from stock options exercised	40	—
Proceeds from stock options exercised	477	6
Payment of debt issue costs	(7,334)	—

Net cash (used in) provided by financing activities	(38,385)	27,443

Net decrease (increase) in cash and cash equivalents	(145,290)	22,623
Cash and cash equivalents at beginning of period	439,423	282,240

Cash and cash equivalents at end of period	$294,133	$304,863

Supplemental disclosures:
Cash paid for interest	$4,271	$3,663
Cash paid for taxes	$3,464	$1,931
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization whose primary focus is on Medicare, the federal government sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Georgia, Illinois, Mississippi, Tennessee, and Texas and offers Medicare Part D prescription drug plans on a national basis. The Company also provides management services to physician practices.
The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2010 (the “2009 Form 10-K”).
The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2010, the Company’s results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009.
The results of operations for the 2010 interim period are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.
The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from the Centers for Medicare & Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful life of definite-lived intangible assets, the valuation of debt securities carried at fair value, and certain amounts recorded related to the Company’s Part D operations. Actual results could differ significantly from those estimates and assumptions.
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At March 31, 2010, $378.7 million of the Company’s $454.3 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s insurance subsidiaries and subject to these dividend restrictions.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of the new guidance on January 1, 2010 did not impact our financial statements.
Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
(3) Accounts Receivable
Accounts receivable at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Medicare premium receivables	$74,942	$48,524
Rebates	61,638	34,879
Due from providers	17,594	10,320
Other	3,813	2,400

	157,987	96,123
Allowance for doubtful accounts	(435)	(3,681)

Total	$157,552	$92,442

Medicare premium receivables at March 31, 2010 and December 31, 2009 include $79.2 million and $44.1 million, respectively, of receivables from CMS related to the accrual of retroactive risk adjustment payments (including $5.5 million and -0-, respectively, classified as non-current and included in other assets on the Company’s condensed consolidated balance sheet). Medicare premium receivables at March 31, 2010 also includes approximately $4.8 million of credit balances for premium overpayments owed to CMS. Similar amounts at December 31, 2009 were not significant. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.
Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain drug manufacturers that provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Due from providers primarily includes management fees receivable as well as amounts owed to the Company for the refund of certain medical expenses paid by the Company under risk sharing agreements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Investment Securities
Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. The Company holds no trading securities. At March 31, 2010, investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009 the Company classified its investment securities based upon maturity dates. Restricted investments include U.S. Government securities, money market fund investments, deposits and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. These restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
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
There were no available for sale securities classified as current assets as of March 31, 2010. Available for sale securities classified as current assets at December 31, 2009 were as follows (in thousands):

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$8,691	192	—	8,883

Available for sale securities classified as non-current assets were as follows (in thousands):

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$2,275	—	(5)	2,270	$—	—	—	—
Agency obligations	2,200	—	(3)	2,197	—	—	—	—
Corporate debt securities	29,931	39	(110)	29,860	—	—	—	—
Mortgage-backed securities (Residential)	17,036	1	(69)	16,968	—	—	—	—
Other structured securities	3,606	1	(5)	3,602	—	—	—	—
Municipal bonds	40,262	251	(100)	40,413	13,407	176	(9)	13,574

	$95,310	292	(292)	95,310	$13,407	176	(9)	13,574

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no held to maturity securities classified as current assets at March 31, 2010. Held to maturity securities classified as current assets at December 31, 2009 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$1,154	1	—	1,155
Agency obligations	3,225	16	—	3,241
Corporate debt securities	6,416	74	—	6,490
Municipal bonds	3,170	20	—	3,190

	$13,965	111	—	14,076

Held to maturity securities classified as non-current assets were as follows (in thousands):

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$1,421	11	—	1,432	$—	—	—	—
Agency obligations	3,173	28	—	3,201	1,610	12	—	1,622
Corporate debt securities	17,302	395	—	17,697	13,505	325	—	13,830
Mortgage-backed securities (Residential)	—	—	—	—	1,575	6	—	1,581
Municipal bonds	23,176	643	—	23,819	21,773	546	(1)	22,318

	$45,072	1,077	—	46,149	$38,463	889	(1)	39,351

There were no realized gains or losses on maturities of investment securities for the three months ended March 31, 2010 and 2009.
Maturities of investments were as follows at March 31, 2010 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within one year	$8,688	8,812	$10,675	10,840
Due after one year through five years	49,184	49,133	29,260	29,940
Due after five years through ten years	7,346	7,348	5,137	5,369
Due after ten years	9,450	9,447	—	—
Mortgage and asset-backed securities	20,642	20,570	—	—

	$95,310	95,310	$45,072	46,149

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Government obligations	$(5)	2,269	—	—	(5)	2,269
Agency obligations	(3)	2,197	—	—	(3)	2,197
Corporate debt securities	(110)	20,650	—	—	(110)	20,650
Mortgage-backed securities (Residential)	(69)	14,984	—	—	(69)	14,984
Other structured securities	(5)	2,530	—	—	(5)	2,530
Municipal securities	(100)	18,868	—	—	(100)	18,868

	$(292)	61,498	—	—	(292)	61,498

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(10)	1,920	—	—	(10)	1,920

The Company reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include duration and severity of decline; financial viability and outlook of the issuer; and changes in the regulatory, economic and market environment of the issuer’s industry or geographic region.
All issuers of securities the Company owned in an unrealized loss as of March 31, 2010 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(5) Fair Value Measurements
The Company’s 2010 first quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $173.3 million at March 31, 2010 and consisted solely of non-tradable bank debt.
Cash and cash equivalents consist of such items as certificates of deposit, commercial paper, and money market funds. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 12 — “Debt”. The fair value of the Company’s interest rate swaps at December 31, 2009 reflected a liability of approximately $2.1 million and was included in other long term liabilities in the accompanying condensed consolidated balance sheet. The fair values of available for sale securities is determined by pricing models developed using market data provided by a third party vendor.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following are the levels of the hierarchy as and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:

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
There were no transfers to or from Levels I and II during the quarter ended March 31, 2010. The following tables summarize fair value measurements by level at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2010
	Level I	Level II	Level III		Total
Assets
Cash and cash equivalents	$294,133	$—	$		$294,133

Investments: available for sale securities:
Government obligations	$397	$1,873		$—	$2,270
Agency obligations	—	2,197		—	2,197
Corporate debt securities	—	29,860		—	29,860
Mortgage-backed securities (Residential)	—	16,968		—	16,968
Other structured securities	—	3,602		—	3,602
Municipal securities	—	40,413		—	40,413

	$397	$94,913	$		$95,310

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$439,423	$—	$—	$439,423

Investments: available for sale securities: Municipal securities	$—	$22,457	$—	$22,457

Liabilities
Derivative — interest rate swaps	$—	$2,066	$—	$2,066

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Medical Liabilities
The Company’s medical liabilities at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March,	December 31,
	2010	2009
Medicare medical liabilities	$163,818	$156,660
Pharmacy liabilities	34,066	45,648

	$197,884	$202,308

(7) Medicare Part D
Total Part D related net assets (excluding medical claims payable) of $1.9 million at December 31, 2009 all relate to the 2009 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at March 31, 2010 were as follows (in thousands):

	Related to the	Related to the
	2009 plan year	2010 plan year	Total
Current assets (liabilities):
Funds due (held) for the benefit of members	$4,267	$(30,643)	$(26,376)

Risk corridor payable to CMS	$(2,195)	$—	$(2,195)

Non-current assets:
Risk corridor receivable from CMS	$—	$19,948	$19,948

Balances associated with risk corridor amounts are expected to be settled in the second half of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.
(8) Derivatives
In October 2008, the Company entered into two interest rate swap agreements in a total notional amount of $100.0 million, relating to the floating interest rate component of the term loan agreement under its previous credit facility (collectively, the “2007 Credit Agreement”). In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the 2007 Credit Agreement. See Note 12 — “Debt”. The interest rate swap agreements were classified as cash flow hedges. See Note 5 — “Fair Value Measurements”.
All derivatives were recognized on the balance sheet at their fair value. To the extent that the cash flow hedges are effective, changes in their fair value were recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) was recorded in current-period earnings. As a result of terminating the interest rate swap agreements, the Company settled the swap obligations with the counterparties for approximately $2.0 million and reclassified such amount from other comprehensive income to interest expense during the three months ended March 31, 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company had no derivative financial instruments outstanding at March 31, 2010. A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at December 31, 2009 was as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)

Interest rate swaps	$100,000	Other noncurrent liabilities	—	(2,066)

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows (in thousands):

Effective Portion
Hedge Gain
		Income Statement	(Loss)
	Pretax Hedge	Location of Gain	Reclassified	Ineffective Portion
	Gain (Loss)	(Loss) Reclassified	from	Income
	Recognized in	from Accumulated	Accumulated	Statement
	Other	Other	Other	Location of	Hedge Gain
	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	(Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
For the three months ended March 31, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

For the three months ended March 31, 2009:
Interest rate swaps	$214	Interest Expense	$—	None	$—

(9) Intangible Assets
A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at March 31, 2010 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,497	$—	$24,497
Noncompete agreements	800	800	—
Provider network	137,069	24,433	112,636
Medicare member network	93,620	33,150	60,470
Management contract right	1,555	492	1,063

	$257,541	$58,875	$198,666

Amortization expense on identifiable intangible assets for the three months ended March 31, 2010 and 2009 was approximately $4.5 million and $4.6 million, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation
Stock Options
The Company granted options to purchase 535,712 shares of common stock pursuant to the 2006 Equity Incentive Plan during the three months ended March 31, 2010. Options for the purchase of 315,783 shares of common stock either were forfeited or expired during the three months ended March 31, 2010. Options for the purchase of 4,082,403 shares of common stock were outstanding under this plan at March 31, 2010. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates.
Restricted Stock
During the three months ended March 31, 2010, the Company granted 340,945 shares of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which generally lapse over a four-year period. Additionally, 35,043 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at March 31, 2010 totaled 613,019 shares.
(11) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income	$33,801	$20,612

Denominator:
Weighted average common shares outstanding — basic	57,224,467	54,481,835
Dilutive effect of stock options	132,534	77,373
Dilutive effect of unvested restricted shares	200,960	222,183

Weighted average common shares outstanding — diluted	57,557,961	54,781,391

Net income per common share:
Basic	$0.59	$0.38

Diluted	$0.59	$0.38

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.1 million shares and 4.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Debt
Long-term debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Credit agreement	$175,000	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$157,500	$193,904

On February 11, 2010, the Company entered into a $350.0 million credit agreement (the “New Credit Agreement”), which, subject to the terms and conditions set forth therein, provides for a five-year $175.0 million term loan credit facility and a four-year $175.0 million revolving credit facility (the “New Credit Facilities”). Proceeds from the New Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the Company’s 2007 credit agreement as well as transaction expenses related thereto.
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio (initially 325 basis points for LIBOR borrowings). The Company also pays a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014.
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
In connection with entering into the New Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 Credit Agreement. The Company also terminated its outstanding interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are reflected as interest expense in the financial results of the Company for the quarter ending March 31, 2010.
(13) Comprehensive Income
The following table presents details supporting the determination of comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income	$33,801	$20,612
Net unrealized (loss) gain on available for sale investment securities, net of tax	(231)	124
Net gain on interest rate swaps, net of tax	23	164
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	1,253	—

Comprehensive income, net of tax	$34,846	$20,900

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 8, — “Derivatives”.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(14) Segment Information
The Company reports its business in three segments: Medicare Advantage, stand-alone PDP, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
The accounting policies of each segment are the same and are described in Note 1 to the 2009 Form 10-K. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (“EBITDA”). The Company does not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses) or interest expense to the segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended March 31, 2010
Revenue	$630,950	$129,476	$16	$760,442
EBITDA	82,451	(4,763)	(6,295)	71,393
Depreciation and amortization expense	6,192	31	1,564	7,787

Three months ended March 31, 2009
Revenue	$553,485	$92,618	$12	$646,115
EBITDA	51,978	(1,046)	(6,667)	44,265
Depreciation and amortization expense	6,356	20	1,148	7,524
As of January 1, 2010, the company revised its methodology for allocating selling, general, and administrative expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segments. As a result of these revisions, the segment EBITDA amounts for the 2009 period include reclassification adjustments between segments such that the periods presented are comparable.
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	2010	2009
EBITDA	$71,393	$44,265
Income tax expense	(19,834)	(11,848)
Interest expense	(9,971)	(4,281)
Depreciation and amortization	(7,787)	(7,524)

Net Income	$33,801	$20,612

The Company uses segment EBITDA as an analytical indicator for purposes of assessing segment performance, as is common in the healthcare industry. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and segment EBITDA, as presented, may not be comparable to other companies.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 11, 2010 (the “2009 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2009 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in “Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
General
HealthSpring, Inc. (the “company” or “HealthSpring”) is one of the country’s largest coordinated care plans whose primary focus is Medicare, the federal government-sponsored health insurance program for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. We operate Medicare Advantage plans in Alabama, Florida, Georgia, Illinois, Mississippi, Tennessee, and Texas and offer Medicare Part D prescription drug plans on a national basis. The company also provides management services to physician practices. We sometimes refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or “MA-PD,” collectively as “Medicare Advantage” plans and our stand-alone prescription drug plan as our “PDP.” For purposes of additional analysis, the company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP plans.
Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. The Centers for Medicare and Medicaid Services (“CMS”) is the federal agency responsible for overseeing the Medicare program. The company’s Tennessee Medicare Advantage plan is currently undergoing an audit by CMS relating to compliance with CMS’s risk score coding requirements (herein, the “RADV Audit”). In February 2010, the company responded to the RADV Audit information request, including retrieving and providing medical records that support diagnosis codes and risk scores relating to 2006 dates of service and 2007 plan premiums. The company is currently unable to predict the outcome of the RADV Audit, or predict the amount of premiums, if any, that may be subject to repayment by the Tennessee plan to CMS.
Recent health insurance reform, as embodied in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) signed by the President into law in March 2010, is projected to result in a reduction in federal spending on the Medicare Advantage program. The reduction is estimated by the Congressional Budget Office to be $134.9 billion and by CMS to be $145 billion over the next 10 years. Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. Our revenue and, most likely, our profitability are directly dependent on government funding levels for Medicare programs. In addition to Medicare Advantage funding cuts, PPACA reduces enrollment periods, establishes minimum MLRs, ties certain rate and rebate benefits to quality ratings, and imposes federal premium taxes. These changes may have a significant adverse impact on our business, including member growth prospects and financial results. See “Part II — Item 1A. Risk Factors.” Most of the provisions of PPACA that are material to our business phase in over a number of years and regulations defining and implementing key provisions of PPACA applicable to us are not yet developed. Consequently, we are currently unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations.
We report our business in three segments: Medicare Advantage; PDP; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “—Segment Information” below for additional information related thereto.

Results of Operations
The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended March 31,
	2010		2009
Revenue:
Premium revenue	$749,378	98.6%	$634,596	98.2%
Management and other fees	10,188	1.3	9,969	1.6
Investment income	876	0.1	1,550	0.2

Total revenue	760,442	100.0	646,115	100.0

Operating expenses:
Medical expense	612,519	80.6	529,600	82.0
Selling, general and administrative	76,530	10.1	72,250	11.2
Depreciation and amortization	7,787	1.0	7,524	1.2
Interest expense	9,971	1.3	4,281	0.6

Total operating expenses	706,807	93.0	613,655	95.0

Income before income taxes	53,635	7.0	32,460	5.0
Income tax expense	19,834	2.6	11,848	1.8

Net income	$33,801	4.4%	$20,612	3.2%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in Medicare. The following table summarizes our membership as of the dates specified:

	March 31,	December 31,	March 31,
	2010	2009	2009
Medicare Advantage Membership
Alabama	31,170	31,330	29,385
Florida	35,093	32,606	29,978
Georgia	617	—	—
Illinois	11,548	11,261	10,067
Mississippi	5,134	4,591	3,419
Tennessee	63,505	58,252	53,833
Texas	48,298	51,201	48,456

Total	195,365	189,241	175,138

Medicare PDP Membership	389,561	313,045	286,810

Medicare Advantage. Our Medicare Advantage membership increased by 11.5% to 195,365 members at March 31, 2010, as compared to 175,138 members at March 31, 2009, with membership gains in all our health plans except our Texas plan. Our Medicare Advantage net membership gain of 20,227 members since March 31, 2009 reflects both focused sales and marketing efforts through the annual open enrollment and election periods and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits. Effective as of January 1, 2010, we also began operating Medicare Advantage plans in three counties in Northern Georgia. We currently anticipate small but incremental Medicare Advantage membership growth throughout the remainder of 2010 through the offering of products to beneficiaries whose enrollment is not restricted by lock-in rules, including age-ins, dual-eligibles, and beneficiaries eligible for one of our special needs plans (“SNPs”).

PDP. PDP membership increased by 35.8% to 389,561 members at March 31, 2010 as compared to 286,810 at March 31, 2009, primarily as a result of the auto-assignment of members at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We remained qualified to receive auto-assigned PDP membership in 24 of 34 CMS PDP regions for 2010 although the regions changed slightly. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect incremental growth for the balance of the year.
Comparison of the Three-Month Period Ended March 31, 2010 to the Three-Month Period Ended March 31, 2009
Revenue
Total revenue was $760.4 million in the three-month period ended March 31, 2010 as compared with $646.1 million for the same period in 2009, representing an increase of $114.3 million, or 17.7%. The significant components of revenue were as follows:
Premium Revenue: Total premium revenue for the three months ended March 31, 2010 was $749.4 million as compared with $634.6 million in the same period in 2009, representing an increase of $114.8 million, or 18.1%. The primary components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $619.4 million for the three months ended March 31, 2010 versus $541.4 million in the first quarter of 2009, representing an increase of $78.0 million, or 14.4%. The increase in Medicare Advantage premiums in 2010 is primarily attributable to increases in membership. Per member per month, or “PMPM,” premium rates for the 2010 first quarter averaged $1,062, which reflects an increase of 1.4% as compared to the 2009 first quarter. The PMPM premium increase in the current quarter is primarily the result of increases related to member risk scores, which were partially offset by decreases in CMS-calculated base rates.
PDP: PDP premiums (after risk corridor adjustments) were $129.5 million in the three months ended March 31, 2010 compared to $92.5 million in the same period of 2009, an increase of $37.0 million, or 40.0%. The increase in premiums for the 2010 first quarter is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $111 in the 2010 first quarter, as compared to $109 during the 2009 first quarter.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended March 31, 2010 increased $44.3 million, or 10.1%, to $484.6 million from $440.3 million for the comparable period of 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period. For the three months ended March 31, 2010, the Medicare Advantage medical loss ratio, or “MLR,” was 78.3% versus 81.3% for the same period of 2009. The MLR improvement in the 2010 first quarter is primarily attributable to changes in benefit design and lower inpatient utilization and outpatient procedure costs, combined with premium revenue increases. Prior period favorable claims development for the three months ended March 31, 2010 increased $3.3 million to $11.4 million from $8.1 million for the comparable period of 2009. The improvement in MA MLR in the 2010 first quarter as compared to the 2009 first quarter was also supplemented by MLR improvement in the drug benefit component of our MA-PD plans in the current period.
Our Medicare Advantage medical expense calculated on a PMPM basis was $831 for the three months ended March 31, 2010, compared with $852 for the comparable 2009 quarter.
PDP. PDP medical expense for the three months ended March 31, 2010 increased $39.0 million to $127.6 million, compared to $88.6 million in the same period last year. PDP MLR for the 2010 first quarter was 98.6%, compared to 95.8% in the 2009 first quarter. The increase in PDP MLR for the current quarter was primarily attributable to higher costs in new PDP regions and increased transition prescription drug costs in the 2010 first quarter compared to the same period in the prior year.
Selling, General, and Administrative Expense
Selling, general, and administrative expense, or “SG&A,” for the three months ended March 31, 2010 was $76.5 million as compared with $72.3 million for the same prior year period, an increase of $4.2 million, or 5.9%. The increase in the 2010 first quarter as compared to the prior year period is the result of additional personnel costs, increases in sales commissions attributable to membership growth, and increases in advertising costs. As a percentage of revenue, SG&A expense decreased approximately 110 basis points for the three months ended March 31, 2010 compared to the prior year period.

Consistent with historical trends, the company expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.
Interest Expense
Interest expense was $10.0 million in the 2010 first quarter, compared with $4.3 million in the 2009 first quarter. The Company’s interest expense in the 2010 first quarter includes debt extinguishment costs of $7.1 million resulting from the Company’s entering into a new credit facility and terminating its prior credit facility. Net of extinguishment costs, interest expense decreased $1.4 million in the 2010 first quarter reflecting lower average debt amounts outstanding and lower interest rates compared to the 2009 first quarter. The weighted average interest rate incurred on our borrowings during the three month periods ended March 31, 2010 and 2009 were 5.5% and 6.4%, respectively (3.9% and 5.2%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).
Income Tax Expense
For the three months ended March 31, 2010, income tax expense was $19.8 million, reflecting an effective tax rate of 37.0%, versus $11.8 million, reflecting an effective tax rate of 36.5%, for the same period of 2009. The higher rate in the 2010 first quarter is the result of a greater concentration of the company’s profitability in its subsidiaries, which are taxed at higher state tax rates and the reversal of tax benefits on cancelled stock compensation awards.
Segment Information
We report our business in three segments: Medicare Advantage, stand-alone PDP, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
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
Revenue includes premium revenue, management and other fee income, and investment income.
Financial data by reportable segment for the three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended March 31, 2010
Revenue	$630,950	$129,476	$16	$760,442
EBITDA	82,451	(4,763)	(6,295)	71,393
Depreciation and amortization expense	6,192	31	1,564	7,787

Three months ended March 31, 2009
Revenue	$553,485	$92,618	$12	$646,115
EBITDA	51,978	(1,046)	(6,667)	44,265
Depreciation and amortization expense	6,356	20	1,148	7,524
As of January 1, 2010, the company revised its methodology for allocating selling, general, and administrative expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segments. As a result of these revisions, the segment EBITDA amounts for the 2009 period includes reclassification adjustments between segments such that the periods presented are comparable.

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
EBITDA	$71,393	$44,265
Income tax expense	(19,834)	(11,848)
Interest expense	(9,971)	(4,281)
Depreciation and amortization	(7,787)	(7,524)

Net Income	$33,801	$20,612

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
The reported changes in cash and cash equivalents for the three month period ended March 31, 2010, compared to the same period of 2009, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(34,913)	$8,087
Net cash (used in) investing activities	(71,992)	(12,907)
Net cash (used in) provided by financing activities	(38,385)	27,443

Net (decrease) increase in cash and cash equivalents	$(145,290)	$22,623

Cash Flows from Operating Activities
Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. To date, we have not had to borrow under our $175.0 million revolving credit facility to fund operating activities. We used cash in operating activities of $34.9 million during the three months ended March 31, 2010, compared to generating cash of $8.1 million during the three months ended March 31, 2009. The negative variance in cash flow from operations for the 2010 first quarter compared to the 2009 first quarter is primarily the result of the timing of the receipt of CMS risk payments, a delay in drug rebate collections in the 2010 first quarter related to rebate billing delays (which billing delays have been corrected) and the amount of medical claims payments in each period. Cash flows from operations typically lag net income for the first half of the year as a result of the timing and amount of risk adjustment payment from CMS.
Cash Flows from Investing and Financing Activities
For the three months ended March 31, 2010, the primary investing activities consisted of expenditures of $131.4 million to purchase investment securities and restricted investments, the receipt of $61.9 million in proceeds from the sale or maturity of investment securities and restricted investments, and $2.4 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of $2.8 million spent on property and equipment additions, expenditures of $24.8 million to purchase investment securities and restricted investments, and the receipt of $14.7 million in proceeds from the maturity of investment securities and restricted investments.

During the three months ended March 31, 2010, the company’s financing activities consisted primarily of the receipt of $200.0 million in proceeds from the issuance of debt, the expenditure of $262.0 million for the repayment of existing long-term debt, and $30.4 million of funds received in excess of funds withdrawn from CMS for the benefit of members. The financing activity in the prior year period consisted primarily of $36.9 million of funds received in excess of funds withdrawn from CMS for the benefit of members and $9.5 million for the repayment of long-term debt. Funds due (held) for the benefit of members from CMS are recorded on our balance sheet at March 31, 2010 and at December 31, 2009. We anticipate settling approximately $2.1 million of such Part D related amounts (including risk corridor settlements) relating to 2009 with CMS during the second half of 2010 as part of the final settlement of Part D payments for the 2009 plan year.
Cash and Cash Equivalents
At March 31, 2010, the company’s cash and cash equivalents were $294.1 million, $75.6 million of which was held in unregulated subsidiaries. Approximately $30.6 million of the cash balance relates to amounts held by the company for the benefit of its Part D members, which we expect to settle with CMS during the second half of 2011.
Substantially all of the company’s liquidity is in the form of cash and cash equivalents ($294.1 million at March 31, 2010), the majority of which ($218.5 million at March 31, 2010) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($160.2 million at March 31, 2010), primarily corporate and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its investment securities.
Statutory Capital Requirements
The company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At March 31, 2010, the statutory minimum net worth requirements and actual statutory net worth were $18.5 million and $99.0 million for the Tennessee HMO; $1.1 million and $49.1 million for the Alabama HMO; $10.5 million and $30.2 million for the Florida HMO; $38.4 million (at 200% of authorized control level) and $71.8 million for the Texas HMO; and $14.6 million (at 200% of authorized control level) and $27.3 million for the accident and health subsidiary, respectively. Each of these subsidiaries was in compliance with applicable statutory requirements as of March 31, 2010. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the company’s members. In addition, as a condition to its approval of the LMC Health Plans acquisition, The Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
The regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements. During the three months ended March 31, 2010, our Texas HMO subsidiary distributed $15.0 million in cash to the parent company.

Indebtedness
Long-term debt at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Credit agreement	$175,000	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$157,500	$193,904

On February 11, 2010, the company entered into a $350.0 million credit agreement (the “New Credit Agreement”), which, subject to the terms and conditions set forth therein, provides for a five-year, $175.0 million term loan credit facility and a four-year, $175.0 million revolving credit facility (the “New Credit Facilities”). Proceeds from the New Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the company’s 2007 credit agreement as well as transaction expenses related thereto.
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the company’s debt-to-EBITDA leverage ratio (initially 325 basis points for LIBOR borrowings). The company also pays a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014. As of the date of this report the revolving credit agreement was undrawn.
In connection with entering into the New Credit Agreement, the company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The company also terminated both interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the company for the quarter ended March 31, 2010.
Off-Balance Sheet Arrangements
At March 31, 2010, we did not have any off-balance sheet arrangement requiring disclosure.
Contractual Obligations
We did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended March 31, 2010.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Our estimates are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
We believe that the accounting policies discussed below are those that are most important to the presentation of our financial condition and results of operations and that require our management’s most difficult, subjective, and complex judgments. For a more complete discussion of these and other critical accounting policies and estimates of the company, see our 2009 Form 10-K.
Medical Expense and Medical Claims Liability
Medical expense is recognized in the period in which services are provided and includes an estimate of the cost of medical expense that has been incurred but not yet reported, or “IBNR”. Medical expense includes claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims incurred, net of reinsurance. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Premiums we pay to reinsurers are reported as medical expense and related reinsurance recoveries are reported as deductions from medical expense.
Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported.
The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at March 31, 2010 would cause these estimates to change in the near term and such a change could be material.
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

The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2010 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(4,789)	(3)%	$(2,664)
2	(3,228)	(2)	(1,774)
1	(1,633)	(1)	(886)
(1)	1,671	1	883

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at March 31, 2010 or December 31, 2009.
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
The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the three months ending March 31, 2010 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$8,764
1.0	5,843
0.5	2,921
(0.5)	(2,921)
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

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2010 and December 31, 2009, we had the following assets that may be sensitive to changes in interest rates:

	March 31,	December 31,
Asset Class	2010	2009
	(in thousands)
Investment securities, available for sale:
Current portion	$—	$8,883
Non-current portion	95,310	13,574
Investment securities, held to maturity:
Current portion	—	13,965
Non-current portion	45,072	38,463
Restricted investments	19,775	16,375
We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. At March 31, 2010, investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009 the Company classified its investment securities based upon maturity dates. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At March 31, 2010 and December 31, 2009, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2010, the fair value of our fixed income investments would decrease by approximately $1.5 million. Similarly, a 1% decrease in market interest rates at March 31, 2010 would result in an increase of the fair value of our investments of approximately $1.5 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At March 31, 2010, we had $175.0 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of $218,750. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.
At December 31, 2009, we had interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps converted a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million at December 31, 2009 and at an annual fixed rate of 2.96%. The company designated its interest rate swaps as cash flow hedges which were recorded in the company’s consolidated balance sheet at their fair value. The fair value of the company’s interest rate swaps at December 31, 2009 are reflected as a liability of approximately $2.1 million and are included in other current liabilities in the accompanying consolidated balance sheet. In connection with the New Credit Agreement, the interest rate swap agreements were terminated and approximately $2.0 million was paid by us to the swap counterparties to settle the terminations. As of March 31, 2010, we have not taken any other action to cover interest rate risk and are not a party to any interest rate market risk management activities. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors.

Item 4:	Controls and Procedures.
Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of March 31, 2010, our Disclosure Controls were effective.
There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are not currently involved in any pending legal proceeding that we believe is material to our financial condition or results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims, claims relating to our health plans’ contractual relationships with providers, members and vendors, and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2009 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2009 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
The following risk factors update our 2009 Form 10-K to reflect new or additional risks and uncertainties:
Recent Health Insurance Reform Legislation May Adversely Affect Our Growth Prospects and Our Results of Operations.
Recent health insurance reform, as embodied in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) signed by the President into law in March 2010, is projected to result in a reduction in federal spending on the Medicare Advantage program estimated by the Congressional Budget Office to equal $134.9 billion and estimated by CMS to equal $145 billion over the next 10 years. Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs.
Among the more significant risks and uncertainties posed to our business by PPACA are the following:
Reduced Medicare Premium Rates. The reduced payments to Medicare Advantage plans, including ours, begin with the 2011 contract year. As confirmed by CMS in its 2011 final rate announcement in April 2010, Medicare Advantage basic capitation rates for 2011 will remain at 2010 levels (in contrast to CMS’s preliminary announcement of a 1.38% increase in basic capitation rates). Coupled with a 3.41% negative coding-intensity adjustment, and other adjustments, the net effect will be a slight decline in 2011 Medicare Advantage premium rates (before taking into account any positive effect from increased risk-based rate adjustments), notwithstanding the CMS-acknowledged anticipated rise in medical cost trends. Moreover, PPACA makes the coding intensity adjustment permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond.
Beginning in 2012, PPACA mandates that Medicare Advantage “benchmark” rates transition to Medicare fee-for-service parity (generally targeted as CMS’s calculated average capitation cost for Medicare Part A and Part B benefits in each county). PPACA divides counties in quartiles based on such counties’ costs for fee-for-service Medicare. For counties in the highest cost quartile, the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs. The Company estimates that approximately 82.0% of its current membership resides in the highest cost quartile counties and, accordingly, the premiums for such members will be transitioned under PPACA to 95% of Medicare fee-for-service costs beginning in 2012 over a period of two to six years.
In responding to the rate reductions, the company’s various Medicare plans may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement a combination of the foregoing, any of which measures could adversely impact our membership growth and revenue expectations.
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.

Beginning in 2011, PPACA changes the annual enrollment period, which will begin on October 15 and end on December 7 (as contrasted to current law which permits open enrollment from November 15 to December 31). Also beginning in 2011, PPACA mandates that persons enrolled in Medicare Advantage may disenroll at any time only during the first 45 days of the year (as contrasted to current law’s first 90 days), and only to enroll in traditional Medicare fee-for-service, not another Medicare Advantage plan. Prior law allowed a member to disenroll during this period and to enroll in another Medicare Advantage plan, which has been a traditional source of growth for our plans’ membership. There can be no assurance that these changes will not restrict our member growth, limit our ability to enter new service areas, limit the viability of our internal sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.
Minimum MLRs. Beginning in 2014, PPACA prescribes a minimum medical loss ratio, or MLR, of 85% for the amount of premium revenue to be expended on medical costs. Financial and other penalties may result from failing to achieve the minimum MLR ratio, including requirements to refund shortfalls in medical costs to CMS and termination of a plan’s Medicare Advantage contract for prolonged failure. For the year ended December 31, 2009, our reported MLR was 81.0%. The methodology for defining medical costs and for calculating MLRs remains to be determined (by, we assume, CMS rule-making). We believe it is likely that implementing regulations under PPACA will permit certain items we currently account for as general and administrative expense, such as expenditures on disease management and health quality initiatives, to be appropriately classified as medical expense for purposes of the minimum ratio. There can be no assurance, however, that CMS will interpret the MLR requirement in this manner. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have an adverse affect on our operating margins and results of operations.
CMS Star Ratings. CMS currently rates Medicare Advantage and PDP plans on certain quality metrics using a five-star rating system. Beginning in 2012, Medicare Advantage plans with a rating of four or five stars will be eligible for a “quality bonus” in their basic capitation premium rates (1.5% in 2012, phasing to 5% in 2014 and beyond). Moreover, a plan’s star ratings will, also beginning in 2012, affect the rebate percentage (currently 75% of the difference between a plan’s bid and the relevant benchmark) available for a plan to provide additional member benefits. Plans with quality ratings of 3.5 stars or below will have their rebate percentage reduced to 50% by 2014. The Company’s plans currently average star ratings of 3.3, with only our Florida and Tennessee plans rated at 3.5 stars or above and no plan rated at 4.0 stars or above. Notwithstanding concerted efforts by the Company to improve its star-ratings and other quality measures prior to PPACA’s applicability in 2012, there can be no assurances that the company will be successful in doing so. Accordingly, company plans may not be eligible for quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.
Federal Premium Tax. Beginning in 2014, PPACA imposes an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. Our Company’s share of the new tax each year will be based on our pro rata percentage of premiums compared to the industry as a whole. Although there is time to take into account this new tax in adjusting our business model and in designing future years’ plan bids, there can be no assurance that such tax will not result in reduced benefits, reduced profits, or both.
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

In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS announced that it would regularly audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices (sometimes referred to as “RADV Audits”). The Company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. In February 2010, the Company responded to the RADV Audit request, including retrieving and providing medical records supporting diagnoses codes and risk scores and, where appropriate, provider attestations.
CMS has indicated that payment adjustments resulting from its RADV Audits will not be limited to risk scores for the specific beneficiaries for which errors are found but will be extrapolated to the relevant plan population. CMS’s methodology for extrapolation remains unclear, however. The Company is currently unable to calculate a payment error rate or predict the impact of extrapolating that error rate to 2007 Tennessee plan premiums. There can be no assurance, however, that the conclusion of the Tennessee RADV Audit will not result in an adverse impact to the Company’s results of operations or cash flows (which may or may not be material), or that the Company’s other plans will not be randomly selected or targeted for a RADV Audit by CMS or, in the event that another plan is so selected, that the outcome of such RADV Audit will not result in a material adverse impact to the Company’s results of operations and cash flows.
Statutory Authority for SNPs Could Expire and Federal Limitations on SNP Expansion and Other Recent Limitations on SNP Activities Could Adversely Impact our Growth Plans.
We currently have approximately 37,000 members in our special needs plans (“SNPs”), substantially all of which are enrolled in our dual-eligible SNPs. PPACA extended CMS’s authority to designate SNPs to December 31, 2013. Legislative authority for SNPs for dual-eligible beneficiaries that do not have a contract with a state Medicaid agency is extended through December 31, 2012, but such dual-eligible SNPs may not extend beyond their existing service areas. Failure to renew our SNP contracts could adversely impact our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2010, the Company repurchased the following shares of its common stock:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid per	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Share ($)	Programs	the Plans or Programs
01/01/10 — 01/31/10	—	—	—	—
02/01/10 — 02/28/10	17,690	18.02	—	—
03/01/10 — 03/31/10	—	—	—	—

Total	17,690	18.02	—	—

The number of shares purchased includes 84 shares repurchased from an employee at a price of $0.20 per share following her termination in accordance with the terms of a restricted stock purchase agreement and 17,606 shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities.
Inapplicable.

Item 4.	Other Information.
Inapplicable.

Item 5.	Exhibits.
See Exhibit Index following signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.

Date: April 29, 2010	By:	/s/ Karey L. Witty Karey L. Witty
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

10.1
Credit Agreement, dated as of February 11, 2010, by and among HealthSpring, Inc., as borrower, certain subsidiaries of HealthSpring, Inc., as guarantors, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, swing line lender and a letter or credit issuer and JPMorgan Chase Bank, N.A., as syndication agent (1)

10.2	HealthSpring, Inc. Executive Officer Cash Bonus Plan* (2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract, or arrangement.

(1)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed February 12, 2010.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 18, 2010.