Form 10-Q
period 2010-06-30
HealthSpring, Inc.
filed 2010-07-30
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at July 28, 2010

Common Stock, Par Value $0.01 Per Share	57,208,381 Shares

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 5. Other Information	30

Item 6. Exhibits	30

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION

Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$103,697	$439,423
Accounts receivable, net	213,671	92,442
Investment securities available for sale	—	8,883
Investment securities held to maturity	—	13,965
Funds due for the benefit of members	—	4,028
Deferred income taxes	5,167	6,973
Prepaid expenses and other assets	10,805	9,586

Total current assets	333,340	575,300
Investment securities available for sale	259,875	13,574
Investment securities held to maturity	42,567	38,463
Property and equipment, net	29,498	30,316
Goodwill	624,507	624,507
Intangible assets, net	194,822	203,147
Restricted investments	20,856	16,375
Risk corridor receivable from CMS	26,083	—
Other assets	20,654	6,585

Total assets	$1,552,202	$1,508,267

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$216,530	$202,308
Accounts payable, accrued expenses and other	44,396	50,954
Risk corridor payable to CMS	2,720	2,176
Funds held for the benefit of members	24,504	—
Current portion of long-term debt	17,500	43,069

Total current liabilities	305,650	298,507
Long-term debt, less current portion	153,125	193,904
Deferred income taxes	75,037	80,434
Other long-term liabilities	5,458	5,966

Total liabilities	539,270	578,811

Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 61,256,707 issued and 57,202,775 outstanding at June 30, 2010, and 60,758,958 issued and 57,560,350 outstanding at December 31, 2009	613	608
Additional paid-in capital	553,731	548,481
Retained earnings	518,341	428,765
Accumulated other comprehensive income (loss), net	2,224	(1,044)
Treasury stock, at cost, 4,053,932 shares at June 30, 2010, and 3,198,608 shares at December 31, 2009	(61,977)	(47,354)

Total stockholders’ equity	1,012,932	929,456

Total liabilities and stockholders’ equity	$1,552,202	$1,508,267

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Premium revenue	$756,342	$671,450	$1,505,720	$1,306,046
Management and other fees	10,590	9,987	20,778	19,956
Investment income	1,547	1,106	2,423	2,656

Total revenue	768,479	682,543	1,528,921	1,328,658

Operating expenses:
Medical expense	604,933	558,403	1,217,452	1,088,002
Selling, general and administrative	66,216	62,306	142,746	134,557
Depreciation and amortization	7,510	7,642	15,297	15,166
Interest expense	2,254	3,970	12,225	8,251

Total operating expenses	680,913	632,321	1,387,720	1,245,976

Income before income taxes	87,566	50,222	141,201	82,682
Income tax expense	(31,791)	(18,331)	(51,625)	(30,179)

Net income	$55,775	$31,891	$89,576	$52,503

Net income per common share:
Basic	$0.98	$0.59	$1.57	$0.96

Diluted	$0.98	$0.58	$1.56	$0.96

Weighted average common shares outstanding:
Basic	56,917,219	54,497,780	57,069,994	54,490,155

Diluted	57,049,980	54,770,212	57,302,567	54,794,251

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$89,576	$52,503
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,297	15,166
Share-based compensation	4,777	5,158
Amortization of deferred financing cost	958	1,203
Amortization on bond investments	1,088	485
Equity in earnings of unconsolidated affiliate	(228)	(103)
Deferred tax benefit	(5,501)	(6,585)
Write-off of deferred financing fees	5,079	—
Increase (decrease) in cash due to:
Accounts receivable	(121,229)	(75,159)
Prepaid expenses and other assets	(13,850)	(2,734)
Medical claims liability	14,222	31,315
Accounts payable, accrued expenses, and other current liabilities	(7,042)	(9,246)
Risk corridor payable to/receivable from CMS	(25,539)	(20,602)
Other	1,598	654

Net cash used in operating activities	(40,794)	(7,945)

Cash flows from investing activities:
Additional consideration paid on acquisition	(610)	(910)
Purchases of property and equipment	(5,544)	(5,502)
Purchases of investment securities	(327,257)	(28,687)
Maturities of investment securities	50,075	22,737
Sales of investment securities	51,666	—
Purchases of restricted investments	(32,522)	(10,123)
Maturities of restricted investments	28,025	6,344
Distributions received from unconsolidated affiliate	87	—

Net cash used in investing activities	(236,080)	(16,141)

Cash flows from financing activities:
Funds received for the benefit of the members	416,917	325,004
Funds withdrawn for the benefit of members	(388,385)	(271,476)
Proceeds received on issuance of debt	200,000	—
Payments on long-term debt	(266,347)	(16,678)
Excess tax benefit from stock options exercised	124	—
Proceeds from stock options exercised	477	6
Purchase of treasury stock	(14,304)	—
Payment of debt issue costs	(7,334)	—

Net cash (used in) provided by financing activities	(58,852)	36,856

Net (decrease) increase in cash and cash equivalents	(335,726)	12,770
Cash and cash equivalents at beginning of period	439,423	282,240

Cash and cash equivalents at end of period	$103,697	$295,010

Supplemental disclosures:
Cash paid for interest	$6,050	$7,329
Cash paid for taxes	$55,628	$37,749
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
The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2010, the Company’s results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009.
The results of operations for the 2010 interim periods are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.
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
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At June 30, 2010, $370.7 million of the Company’s $427.0 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s insurance subsidiaries and subject to these dividend restrictions.

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
(3) Accounts Receivable
Accounts receivable at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Medicare premium receivables	$130,302	$48,524
Rebates	74,887	34,879
Due from providers	19,630	10,320
Other	3,509	2,400

	228,328	96,123
Allowance for doubtful accounts	(2,166)	(3,681)

Total (including portions classified as current and non-current assets)	$226,162	$92,442

Medicare premium receivables at June 30, 2010 and December 31, 2009 consists primarily of receivables from CMS related to the accrual of retroactive risk adjustment payments. The Company will receive retroactive risk payments from CMS of $119.7 million in the 2010 third quarter. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Investment Securities
Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. The Company holds no trading securities. At June 30, 2010, investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009, the Company classified its investment securities based upon maturity dates. Restricted investments include U.S. Government securities, money market fund investments, deposits and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. These restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
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
There were no available for sale securities classified as current assets as of June 30, 2010. Available for sale securities classified as current assets at December 31, 2009 were as follows (in thousands):

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$8,691	192	—	8,883

Available for sale securities classified as non-current assets were as follows (in thousands):

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$10,453	110	—	10,563	$—	—	—	—
Agency obligations	2,966	37	—	3,003	—	—	—	—
Corporate debt securities	86,565	1,175	(97)	87,643	—	—	—	—
Mortgage-backed securities (Residential)	66,491	1,445	(1)	67,935	—	—	—	—
Other structured securities	12,461	219	—	12,680	—	—	—	—
Municipal bonds	77,467	613	(29)	78,051	13,407	176	(9)	13,574

	$256,403	3,599	(127)	259,875	$13,407	176	(9)	13,574

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no held to maturity securities classified as current assets at June 30, 2010. Held to maturity securities classified as current assets at December 31, 2009 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$1,154	1	—	1,155
Agency obligations	3,225	16	—	3,241
Corporate debt securities	6,416	74	—	6,490
Municipal bonds	3,170	20	—	3,190

	$13,965	111	—	14,076

Held to maturity securities classified as non-current assets were as follows (in thousands):

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$1,417	7	—	1,424	$—	—	—	—
Agency obligations	3,160	39	—	3,199	1,610	12	—	1,622
Corporate debt securities	14,875	311	(5)	15,181	13,505	325	—	13,830
Mortgage-backed securities (Residential)	—	—	—	—	1,575	6	—	1,581
Municipal bonds	23,115	751	—	23,866	21,773	546	(1)	22,318

	$42,567	1,108	(5)	43,670	$38,463	889	(1)	39,351

Realized gains or losses related to investment securities for the three and six months ended June 30, 2010 and 2009 were immaterial.
Maturities of investments were as follows at June 30, 2010 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within one year	$12,494	12,572	$11,299	11,440
Due after one year through five years	129,203	130,580	29,205	30,032
Due after five years through ten years	26,535	26,867	2,063	2,198
Due after ten years	9,220	9,242	—	—
Mortgage and asset-backed securities	78,951	80,614	—	—

	$256,403	259,875	$42,567	43,670

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Corporate debt securities	$(102)	10,285	—	—	(102)	10,285
Mortgage-backed securities (Residential)	(1)	1,042	—	—	(1)	1,042

Municipal securities	(29)	8,223	—	—	(29)	8,223

	$(132)	19,550	—	—	(132)	19,550

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
All issuers of securities the Company owned in an unrealized loss as of June 30, 2010 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(5) Fair Value Measurements
The Company’s 2010 second quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $167.2 million at June 30, 2010 and consisted solely of non-tradable bank debt.
Cash and cash equivalents consist of such items as certificates of deposit, commercial paper, and money market funds. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 12 — “Debt”. The fair value of the Company’s interest rate swaps at December 31, 2009 reflected a liability of approximately $2.1 million and was included in other long term liabilities in the accompanying condensed consolidated balance sheet. The fair values of available for sale securities is determined by quoted market prices or pricing models developed using market data provided by a third party vendor.

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
There were no transfers to or from Levels I and II during the six months ended June 30, 2010. The following tables summarize fair value measurements by level at June 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2010
	Level I	Level II	Level III		Total
Assets
Cash and cash equivalents	$103,697	$—	$		$103,697

Investments: available for sale securities:
Government obligations	$8,424	$2,139		$—	$10,563
Agency obligations	—	3,003		—	3,003
Corporate debt securities	—	87,643		—	87,643
Mortgage-backed securities (Residential)	—	67,935		—	67,935
Other structured securities	—	12,680		—	12,680
Municipal securities	—	78,051		—	78,051

	$8,424	$251,451	$		$259,875

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$439,423	$—	$—	$439,423

Investments: available for sale securities:
Municipal securities	$—	22,457	—	22,457

Liabilities
Derivative — interest rate swaps	$—	$2,066	$—	$2,066

(6) Medical Liabilities
The Company’s medical liabilities at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Medicare medical liabilities	$172,911	$156,660
Pharmacy liabilities	43,619	45,648

	$216,530	$202,308

(7) Medicare Part D
Total Part D related net assets (excluding medical claims payable) of $1.9 million at December 31, 2009 all relate to the 2009 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at June 30, 2010 were as follows (in thousands):

	Related to the	Related to the
	2009 plan year	2010 plan year	Total
Current assets (liabilities):
Funds due (held) for the benefit of members	$4,135	$(28,639)	$(24,504)

Risk corridor payable to CMS	$(2,720)	$—	$(2,720)

Non-current assets:
Risk corridor receivable from CMS	$—	$26,083	$26,083

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
All derivatives were recognized on the balance sheet at their fair value. To the extent that the cash flow hedges are effective, changes in their fair value were recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) was recorded in current-period earnings. As a result of terminating the interest rate swap agreements, the Company settled the swap obligations with the counterparties for approximately $2.0 million and reclassified such amount from other comprehensive income to interest expense during the first quarter of 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company had no derivative financial instruments outstanding at June 30, 2010. A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at December 31, 2009 was as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)

Interest rate swaps	$100,000	Other noncurrent liabilities	—	(2,066)

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows (in thousands):

Effective Portion
Hedge Gain
		Income Statement	(Loss)
	Pretax Hedge	Location of Gain	Reclassified	Ineffective Portion
	Gain (Loss)	(Loss) Reclassified	from	Income
	Recognized in	from Accumulated	Accumulated	Statement
	Other	Other	Other	Location of	Hedge Gain
	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	(Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized

For the three months ended June 30, 2010:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the three months ended June 30, 2009:
Interest rate swaps	$374	Interest Expense	$—	None	$—

For the six months ended June 30, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

For the six months ended June 30, 2009:
Interest rate swaps	$588	Interest Expense	$—	None	$—

(9) Intangible Assets
A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at June 30, 2010 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,497	$—	$24,497
Noncompete agreements	800	800	—
Provider network	137,679	26,875	110,804
Medicare member network	93,620	35,136	58,484
Management contract right	1,555	518	1,037

	$258,151	$63,329	$194,822

Amortization expense on identifiable intangible assets for the three months ended June 30, 2010 and 2009 was approximately $4.5 million and $4.6 million, respectively. Amortization expense on identifiable intangible assets for the six months ended June 30, 2010 and 2009 was approximately $8.9 million and $9.2 million, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation
Stock Options
The Company granted options to purchase 535,712 shares of common stock pursuant to the 2006 Equity Incentive Plan during the six months ended June 30, 2010. Options for the purchase of 351,487 shares of common stock either were forfeited or expired during the six months ended June 30, 2010. Options for the purchase of 4,049,202 shares of common stock were outstanding under this plan at June 30, 2010. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates.
Restricted Stock
During the six months ended June 30, 2010, the Company granted 415,945 shares of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which generally lapse over a four-year period. Additionally, 35,043 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at June 30, 2010 totaled 726,975 shares.
During the six months ended June 30, 2010, the Company awarded 29,035 shares of restricted stock to certain of its directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at June 30, 2010. The restrictions relating to the restricted stock awarded to non-employee directors in 2010 generally lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited unless resignation or failure to attend is caused by death or disability.
In May 2010, the Company’s stockholders approved an amendment and restatement of the 2006 Equity Incentive Plan. Among other items, the amendments increased the number of shares available for issuance under the plan by 3,250,000 shares, 1,750,000 of which are available for restricted share awards.
Stock Repurchase Program
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock through June 30, 2011. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of June 30, 2010, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income	$55,775	$31,891	$89,576	$52,503

Denominator:
Weighted average common shares outstanding — basic	56,917,219	54,497,780	57,069,994	54,490,155
Dilutive effect of stock options	44,949	71,278	88,500	74,652
Dilutive effect of unvested restricted shares	87,812	201,154	144,073	229,444

Weighted average common shares outstanding — diluted	57,049,980	54,770,212	57,302,567	54,794,251

Net income per common share:
Basic	$0.98	$0.59	$1.57	$0.96

Diluted	$0.98	$0.58	$1.56	$0.96

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.2 million shares and 4.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively. Options with respect to 4.1 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the six months ended June 30, 2010 and 2009.
(12) Debt
Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Credit agreement	$170,625	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$153,125	$193,904

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
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio (275 basis points for LIBOR borrowings at June 30, 2010). The Company also pays a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In connection with entering into the New Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the Company’s 2007 credit agreement. The Company also terminated its outstanding interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are reflected as interest expense in the financial results of the Company for the six months ending June 30, 2010.
(13) Comprehensive Income
The following table presents details supporting the determination of comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$55,775	$31,891	$89,576	$52,503
Net unrealized gain on available for sale investment securities, net of tax	2,223	14	1,992	138
Net gain on interest rate swaps, net of tax	—	230	23	394
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	—	—	1,253	—

Comprehensive income, net of tax	$57,998	$32,135	$92,844	$53,035

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 8, — “Derivatives”.
(14) Segment Information
The Company reports its business in three segments: Medicare Advantage, stand-alone PDP, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.
The accounting policies of each segment are the same and are described in Note 1 to the 2009 Form 10-K. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (“EBITDA”). The Company does not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses, or “SG&A”) or interest expense to the segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Revenue includes premium revenue, management and other fee income, and investment income.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended June 30, 2010
Revenue	$653,074	$115,395	$10	$768,479
EBITDA	99,371	4,162	(6,203)	97,330
Depreciation and amortization expense	6,238	—	1,272	7,510

Three months ended June 30, 2009
Revenue	$595,034	$87,496	$13	$682,543
EBITDA	64,263	3,302	(5,731)	61,834
Depreciation and amortization expense	6,366	20	1,256	7,642

Six months ended June 30, 2010
Revenue	$1,284,024	$244,871	$26	$1,528,921
EBITDA	181,822	(601)	(12,498)	168,723
Depreciation and amortization expense	12,430	31	2,836	15,297

Six months ended June 30, 2009
Revenue	$1,148,519	$180,114	$25	$1,328,658
EBITDA	116,241	2,256	(12,398)	106,099
Depreciation and amortization expense	12,722	40	2,404	15,166
As of January 1, 2010, the Company revised its methodology for allocating SG&A expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segment. As a result of these revisions, the segment EBITDA amounts for the 2009 period include reclassification adjustments between segments such that the periods presented are comparable.
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
EBITDA	$97,330	$61,834	$168,723	$106,099
Income tax expense	(31,791)	(18,331)	(51,625)	(30,179)
Interest expense	(2,254)	(3,970)	(12,225)	(8,251)
Depreciation and amortization	(7,510)	(7,642)	(15,297)	(15,166)

Net Income	$55,775	$31,891	$89,576	$52,503

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
Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. The Centers for Medicare and Medicaid Services (“CMS”) is the federal agency responsible for overseeing the Medicare program. The company’s Tennessee Medicare Advantage plan is currently undergoing an audit by CMS relating to compliance with CMS’s risk score coding requirements (herein, the “RADV Audit”). In February 2010, the company responded to the RADV Audit information request, including retrieving and providing medical records that support diagnosis codes and risk scores relating to 2006 dates of service and 2007 plan premiums. The company is currently unable to predict the outcome of the RADV Audit, or to predict the amount of premiums, if any, that may be subject to repayment by the Tennessee plan to CMS.
Recent health insurance reform, as embodied in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) signed by the President into law in March 2010, is projected to result in a significant reduction in federal spending on the Medicare Advantage program. In addition to Medicare Advantage funding cuts, PPACA reduces enrollment periods, establishes medical loss ratio, or “MLR”, minimum levels, ties certain rate and rebate benefits to quality ratings, and imposes federal premium taxes. These changes may have a significant adverse impact on our business, including member growth prospects and financial results. Most of the provisions of PPACA that are material to our business phase in over a number of years and regulations defining and implementing key provisions of PPACA applicable to us are not yet developed. Consequently, we are currently unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations.

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
Results of Operations
The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended June 30,
	2010		2009
Revenue:
Premium revenue	$756,342	98.4%	$671,450	98.4%
Management and other fees	10,590	1.4	9,987	1.5
Investment income	1,547	0.2	1,106	0.1

Total revenue	768,479	100.0%	682,543	100.0%

Operating expenses:
Medical expense	604,933	78.7	558,403	81.8
Selling, general and administrative	66,216	8.6	62,306	9.1
Depreciation and amortization	7,510	1.0	7,642	1.1
Interest expense	2,254	0.3	3,970	0.6

Total operating expenses	680,913	88.6	632,321	92.6

Income before income taxes	87,566	11.4	50,222	7.4
Income tax expense	(31,791)	(4.1)	(18,331)	(2.7)

Net income	$55,775	7.3%	$31,891	4.7%

	Six Months Ended June 30,
	2010		2009
Revenue:
Premium revenue	$1,505,720	98.4%	$1,306,046	98.3%
Management and other fees	20,778	1.4	19,956	1.5
Investment income	2,423	0.2	2,656	0.2

Total revenue	1,528,921	100.0%	1,328,658	100.0%

Operating expenses:
Medical expense	1,217,452	79.6	1,088,002	81.9
Selling, general and administrative	142,746	9.3	134,557	10.1
Depreciation and amortization	15,297	1.0	15,166	1.1
Interest expense	12,225	0.9	8,251	0.7

Total operating expenses	1,387,720	90.8	1,245,976	93.8

Income before income taxes	141,201	9.2	82,682	6.2
Income tax expense	(51,625)	(3.3)	(30,179)	(2.3)

Net income	$89,576	5.9%	$52,503	3.9%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in Medicare. The following table summarizes our membership as of the dates specified:

	June 30,	December 31,	June 30,
	2010	2009	2009
Medicare Advantage Membership
Alabama	30,724	31,330	30,101
Florida	35,975	32,606	30,892
Georgia	741	—	—
Illinois	11,814	11,261	10,821
Mississippi	5,321	4,591	4,152
Tennessee	64,791	58,252	55,917
Texas	48,070	51,201	50,348

Total	197,436	189,241	182,231

Medicare PDP Membership	394,599	313,045	294,753

Medicare Advantage. Our Medicare Advantage membership increased by 8.3% to 197,436 members at June 30, 2010, as compared to 182,231 members at June 30, 2009, with membership gains in all our health plans except our Texas plan. Our Medicare Advantage net membership gain of 15,205 members since June 30, 2009 reflects both focused sales and marketing efforts through the annual open enrollment and election periods and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits. Effective as of January 1, 2010, we also began operating Medicare Advantage plans in three counties in Northern Georgia. We currently anticipate small but incremental Medicare Advantage membership growth throughout the remainder of 2010 through the offering of products to beneficiaries whose enrollment is not restricted by lock-in rules, including age-ins, dual-eligibles, and beneficiaries eligible for one of our special needs plans (“SNPs”).
PDP. PDP membership increased by 33.9% to 394,599 members at June 30, 2010 as compared to 294,753 at June 30, 2009, primarily as a result of the auto-assignment of members at the beginning of the year. We do not actively market our PDP and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect incremental growth for the balance of the year.
Comparison of the Three-Month Period Ended June 30, 2010 to the Three-Month Period Ended June 30, 2009
Revenue
Total revenue was $768.5 million in the three-month period ended June 30, 2010 as compared with $682.5 million for the same period in 2009, representing an increase of $86.0 million, or 12.6%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the three months ended June 30, 2010 was $756.3 million as compared with $671.5 million in the same period in 2009, representing an increase of $84.8 million, or 12.6%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $640.8 million for the three months ended June 30, 2010 as compared to $583.2 million in the second quarter of 2009, representing an increase of $57.6 million, or 9.9%. The increase in Medicare Advantage premiums in 2010 is primarily attributable to increases in membership. PMPM premiums for the 2010 second quarter averaged $1,082, which is flat compared to the 2009 second quarter. PMPM premiums in the current quarter reflect increases related to member risk scores, offset by decreases in CMS-calculated base rates.
PDP: PDP premiums (after risk corridor adjustments) were $115.4 million in the three months ended June 30, 2010 compared to $87.4 million in the same period of 2009, an increase of $28.0 million, or 32.0%. The increase in premiums for the 2010 second quarter is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $98 in the 2010 second quarter, as compared to $100 during the 2009 second quarter.

Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended June 30, 2010 increased $21.2 million, or 4.4%, to $499.2 million from $478.0 million for the comparable period of 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period. For the three months ended June 30, 2010, the Medicare Advantage MLR was 77.9% versus 82.0% for the same period of 2009. The MLR improvement in the 2010 second quarter is primarily attributable to changes in benefit design and lower inpatient utilization, combined with premium revenue increases. Our Medicare Advantage medical expense calculated on a PMPM basis was $843 for the three months ended June 30, 2010, compared with $881 for the comparable 2009 quarter.
PDP. PDP medical expense for the three months ended June 30, 2010 increased $25.6 million to $105.2 million, compared to $79.6 million in the same period last year. PDP MLR for the 2010 second quarter was 91.2%, compared to 91.1% in the 2009 second quarter.
Selling, General, and Administrative Expense
Selling, general, and administrative, or “SG&A,” expense for the three months ended June 30, 2010 was $66.2 million as compared with $62.3 million for the same prior year period, an increase of $3.9 million, or 6.3%. The increase in the 2010 second quarter as compared to the prior year period is primarily the result of additional personnel costs. As a percentage of revenue, SG&A expense decreased approximately 50 basis points for the three months ended June 30, 2010 compared to the prior year period. As a result of the shortened 2011 enrollment period which will no longer permit enrollment elections after the calendar year end, the company will accelerate marketing expenses typically spread over the fourth quarter of the current year and first quarter of the subsequent year into the fourth quarter of 2010.
Interest Expense
Interest expense was $2.3 million in the 2010 second quarter, compared with $4.0 million in the 2009 second quarter. The decrease in the current quarter was the result of lower average debt amounts outstanding and lower interest rates compared to the 2009 second quarter. The weighted average interest rate incurred on our borrowings during the three months ended June 30, 2010 and 2009 were 5.1% and 6.1%, respectively (3.4% and 4.9%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).
Income Tax Expense
For the three months ended June 30, 2010, income tax expense was $31.8 million, reflecting an effective tax rate of 36.3%, versus $18.3 million, reflecting an effective tax rate of 36.5%, for the same period of 2009. The company expects the effective tax rates for the full 2010 year will approximate 36.5%.
Comparison of the Six-Month Period Ended June 30, 2010 to the Six-Month Period Ended June 30, 2009
Revenue
Total revenue was $1.5 billion in the six-month period ended June 30, 2010 as compared with $1.3 billion for the same period in 2009, representing an increase of $200.2 million, or 15.1%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the six months ended June 30, 2010 was $1.5 billion as compared with $1.3 billion in the same period in 2009, representing an increase of $199.7 million, or 15.3%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums increased $135.5 million, or 12.1%, to $1.3 billion for the six months ended June 30, 2010 as compared to the same period of 2009. The increase in Medicare Advantage premiums in 2010 is primarily attributable to increases in membership. PMPM premiums for the current six month period averaged $1,072, which reflects an increase of 1.0% as compared to the 2009 comparable period. The PMPM premium increase in the current period is primarily the result of increases related to member risk scores, which were partially offset by decreases in CMS-calculated base rates.
PDP: PDP premiums (after risk corridor adjustments) were $244.9 million in the six months ended June 30, 2010 compared to $179.9 million in the same period of 2009, an increase of $65.0 million, or 36.1%. The increase in premiums for the current six month period is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $105 in the current six month period, as compared to $104 during the 2009 comparable period.

Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the six months ended June 30, 2010 increased $65.6 million, or 7.1%, to $983.9 million from $918.3 million for the comparable period of 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period. For the six months ended June 30, 2010, the Medicare Advantage MLR was 78.1% versus 81.7% for the same period of 2009. The MLR improvement in the current period is primarily attributable to changes in benefit design and lower inpatient utilization, combined with premium revenue increases. Our Medicare Advantage medical expense calculated on a PMPM basis was $837 for the six months ended June 30, 2010, compared with $867 for the comparable 2009 period.
PDP. PDP medical expense for the six months ended June 30, 2010 increased $64.7 million to $232.9 million, compared to $168.2 million in the same period last year. PDP MLR for the 2010 six month period was 95.1%, compared to 93.5% in the same period in 2009. The increase in PDP MLR for the current period was primarily attributable to changes in benefit design and increased transition prescription drug costs in the 2010 period.
Selling, General, and Administrative Expense
SG&A expense for the six months ended June 30, 2010 was $142.7 million as compared with $134.6 million for the same prior year period, an increase of $8.1 million, or 6.1%. The increase in the 2010 period as compared to the prior year period is primarily the result of additional personnel costs, increases in sales commissions attributable to membership growth, and increases in advertising costs. As a percentage of revenue, SG&A expense decreased approximately 80 basis points for the six months ended June 30, 2010 compared to the prior year period.
Interest Expense
Interest expense was $12.2 million in the 2010 six month period, compared with $8.3 million in the 2009 same period. The company’s interest expense in the 2010 period includes debt extinguishment costs of $7.1 million resulting from the company’s entering into a new credit facility and terminating its prior credit facility during the first quarter. Net of extinguishment costs, interest expense decreased $3.2 million in the 2010 period, reflecting lower average debt amounts outstanding and lower interest rates compared to the 2009 period. The weighted average interest rate incurred on our borrowings during the six month periods ended June 30, 2010 and 2009 were 5.3% and 6.2%, respectively (3.7% and 5.1%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).
Income Tax Expense
For the six months ended June 30, 2010, income tax expense was $51.6 million, reflecting an effective tax rate of 36.6%, versus $30.2 million, reflecting an effective tax rate of 36.5%, for the same period of 2009.
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
Revenue includes premium revenue, management and other fee income, and investment income.

Asset and equity details by reportable segment have not been disclosed, as the company does not internally report such information.
Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended June 30, 2010
Revenue	$653,074	$115,395	$10	$768,479
EBITDA	99,371	4,162	(6,203)	97,330
Depreciation and amortization expense	6,238	—	1,272	7,510

Three months ended June 30, 2009
Revenue	$595,034	$87,496	$13	$682,543
EBITDA	64,263	3,302	(5,731)	61,834
Depreciation and amortization expense	6,366	20	1,256	7,642

Six months ended June 30, 2010
Revenue	$1,284,024	$244,871	$26	$1,528,921
EBITDA	181,822	(601)	(12,498)	168,723
Depreciation and amortization expense	12,430	31	2,836	15,297

Six months ended June 30, 2009
Revenue	$1,148,519	$180,114	$25	$1,328,658
EBITDA	116,241	2,256	(12,398)	106,099
Depreciation and amortization expense	12,722	40	2,404	15,166
As of January 1, 2010, the company revised its methodology for allocating selling, general, and administrative expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segment. As a result of these revisions, the segment EBITDA amounts for the 2009 period includes reclassification adjustments between segments such that the periods presented are comparable.
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
EBITDA	$97,330	$61,834	$168,723	$106,099
Income tax expense	(31,791)	(18,331)	(51,625)	(30,179)
Interest expense	(2,254)	(3,970)	(12,225)	(8,251)
Depreciation and amortization	(7,510)	(7,642)	(15,297)	(15,166)

Net Income	$55,775	$31,891	$89,576	$52,503

Liquidity and Capital Resources
We finance our operations primarily through internally generated funds. We generate cash primarily from premium revenue and our primary uses of cash are payment of medical and SG&A expenses and principal and interest on indebtedness. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our working capital needs, our debt service, and anticipated capital expenditures over at least the next twelve months.

The reported changes in cash and cash equivalents for the six month period ended June 30, 2010, compared to the same period of 2009, were as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash used in operating activities	$(40,794)	$(7,945)
Net cash used in investing activities	(236,080)	(16,141)
Net cash (used in) provided by financing activities	(58,852)	36,856

Net (decrease) increase in cash and cash equivalents	$(335,726)	$12,770

We will receive risk premium settlement payments from CMS of approximately $119.7 million in the 2010 third quarter.
Cash Flows from Operating Activities
Our primary sources of liquidity are cash flows provided by our operations and available cash on hand. To date, we have not had to borrow under our $175.0 million revolving credit facility to fund operating activities. We used cash in operating activities of $40.8 million during the six months ended June 30, 2010, compared to using cash of $7.9 million during the six months ended June 30, 2009. The negative variance in cash flow from operations for the 2010 period compared to the 2009 period is primarily the result of the increase in risk payments due from CMS and the timing of drug rebate collections in the 2010 period. Cash flows from operations typically lag net income for the first half of the year as a result of the timing and amount of risk adjustment payments from CMS.
Cash Flows from Investing and Financing Activities
For the six months ended June 30, 2010, the primary investing activities consisted of expenditures of $359.8 million to purchase investment securities and restricted investments, the receipt of $129.8 million in proceeds from the sale or maturity of investment securities and restricted investments, and $5.5 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of $38.8 million to purchase investment securities, the receipt of $29.1 million in proceeds from the maturity of investment securities, and $5.5 million in property and equipment additions.
During the six months ended June 30, 2010, the company’s financing activities consisted primarily of the receipt of $200.0 million in proceeds from the issuance of debt, the expenditure of $266.3 million for the repayment of existing long-term debt, and $28.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members. The financing activity in the prior year period consisted primarily of $53.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $16.7 million for the repayment of long-term debt. Funds due (held) for the benefit of members from CMS are recorded on our balance sheet at June 30, 2010 and at December 31, 2009. We anticipate settling approximately $1.4 million of such Part D related amounts (including risk corridor settlements) relating to 2009 with CMS during the second half of 2010 as part of the final settlement of Part D payments for the 2009 plan year.
Cash and Cash Equivalents
At June 30, 2010, the company’s cash and cash equivalents were $103.7 million, $56.3 million of which was held in unregulated subsidiaries. Approximately $28.6 million of the regulated subsidiary cash balance relates to amounts held by the company for the benefit of its Part D members, which we expect to settle with CMS during the second half of 2011.
Substantially all of the company’s liquidity is in the form of cash and cash equivalents ($103.7 million at June 30, 2010), a portion of which ($47.4 million at June 30, 2010) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($323.3 million at June 30, 2010), primarily corporate, asset-backed and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its investment securities.

Statutory Capital Requirements
The company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At June 30, 2010, the statutory minimum net worth requirements and actual statutory net worth were $18.5 million and $108.9 million for the Tennessee HMO; $1.1 million and $54.5 million for the Alabama HMO; $10.6 million and $27.8 million for the Florida HMO; $38.4 million (at 200% of authorized control level) and $83.5 million for the Texas HMO; and $14.6 million (at 200% of authorized control level) and $37.0 million for the accident and health subsidiary, respectively. Each of these subsidiaries was in compliance with applicable statutory requirements as of June 30, 2010. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the company’s members. In addition, as a condition to its approval of the LMC Health Plans acquisition, The Florida Office of Insurance Regulation has required the Florida plan to maintain 115% of the statutory surplus otherwise required by Florida law until September 2010.
The regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements.
Indebtedness
Long-term debt at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Credit agreement	$170,625	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$153,125	$193,904

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
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the company’s debt-to-EBITDA leverage ratio (275 basis points for LIBOR borrowings at June 30, 2010). The company also pays a commitment fee of 0.500% per annum, which may be reduced to 0.375% if certain leverage ratios are achieved, on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014. As of the date of this report the revolving credit agreement was undrawn.
In connection with entering into the New Credit Agreement, the company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The company also terminated both interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the company for the six months ended June 30, 2010.
Off-Balance Sheet Arrangements
At June 30, 2010, we did not have any off-balance sheet arrangement requiring disclosure.
Contractual Obligations
We did not experience any material changes to contractual obligations outside the ordinary course of business during the six months ended June 30, 2010.

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
The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at June 30, 2010 would cause these estimates to change in the near term and such a change could be material.
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
Our policy is to record the best estimate of medical expense IBNR. Using actuarial models, we calculate a minimum amount and maximum amount of the IBNR component. To most accurately determine the best estimate, our actuaries determine the point estimate within their minimum and maximum range by similar medical expense categories within lines of business. The medical expense categories we use are in-patient facility, outpatient facility, all professional expense, and pharmacy.
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

The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2010 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(5,089)	(3)%	$(2,890)
2	(3,432)	(2)	(1,924)
1	(1,736)	(1)	(961)
(1)	1,777	1	958

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at June 30, 2010 or December 31, 2009.
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
As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than our estimates. Consequently, our estimate of our plans’ risk scores for any period and our accrual of settlement premiums related thereto, may result in favorable or unfavorable adjustments to our Medicare premium revenue and, accordingly, our profitability. There can be no assurance that any such differences will not have a material effect on any future quarterly or annual results of operations.
The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the six months ending June 30, 2010 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$18,705
1.0	12,470
0.5	6,235
(0.5)	(6,235)
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2010 and December 31, 2009, we had the following assets that may be sensitive to changes in interest rates:

	June 30,	December 31,
Asset Class	2010	2009
	(in thousands)
Investment securities, available for sale:
Current portion	$—	$8,883
Non-current portion	259,875	13,574
Investment securities, held to maturity:
Current portion	—	13,965
Non-current portion	42,567	38,463
Restricted investments	20,856	16,375
We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the company does not intend to sell, nor expect to be required to sell, prior to maturity. At June 30, 2010, investment securities are classified as non-current assets based on the company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009, the company classified its investment securities based upon maturity dates. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At June 30, 2010 and December 31, 2009, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2010, the fair value of our fixed income investments would decrease by approximately $8.5 million. Similarly, a 1% decrease in market interest rates at June 30, 2010 would result in an increase of the fair value of our investments of approximately $8.0 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At June 30, 2010, we had $170.6 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated negative impact on pre-tax earnings and cash flows for the next twelve month period of $213,000. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.
At December 31, 2009, we had interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps converted a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million. The company designated its interest rate swaps as cash flow hedges which were recorded in the company’s consolidated balance sheet at their fair value. The fair value of the company’s interest rate swaps at December 31, 2009 were reflected as a liability of approximately $2.1 million and were included in other current liabilities in the accompanying consolidated balance sheet. In connection with the New Credit Agreement, the interest rate swap agreements were terminated and approximately $2.0 million was paid by us to the swap counterparties to settle the terminations. As of June 30, 2010, we had not taken any other action to cover interest rate risk and were not a party to any interest rate market risk management activities. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors.

Item 4: Controls and Procedures
Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of June 30, 2010, our Disclosure Controls were effective.
There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any pending legal proceeding that we believe is material to our financial condition or results of operations. We are, however, involved from time to time in routine legal matters and other claims incidental to our business, including employment-related claims; claims relating to our health plans’ contractual relationships with providers, members, and vendors; and claims relating to marketing practices of sales agents and agencies that are employed by, or independent contractors to, our health plans.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2009 Form 10-K and “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“2010 First Quarter 10-Q”), the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2009 Form 10-K and 2010 First Quarter 10-Q are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. The program is scheduled to expire on June 30, 2011.
During the quarter ended June 30, 2010, the Company repurchased the following shares of its common stock pursuant to the Company’s $100.0 million stock repurchase program:
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share ($)	Programs	Programs ($)
04/01/10 – 04/30/10	—	—	—	—
05/01/10 – 05/31/10	837,634	17.10	837,634	85,696,320
06/01/10 – 06/30/10	—	—	—	—

Total	837,634	17.10	837,634	85,696,320

Our ability to purchase common stock and to pay cash dividends is limited by our credit agreement. As a holding company, our ability to repurchase common stock and to pay cash dividends is also dependent on the availability of cash dividends from our regulated HMO subsidiaries, which are restricted by the laws of the states in which we operate and CMS, as well as limitations under our credit agreement.

Item 3. Defaults Upon Senior Securities.
Inapplicable.
Item 5. Other Information.
Inapplicable.
Item 6. Exhibits.
See Exhibit Index following signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.
Date: July 30, 2010	By:	/s/ Karey L. Witty
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Non-Employee Director Compensation Policy*

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract, or arrangement.