Form 10-Q
period 2010-09-30
HealthSpring, Inc.
filed 2010-10-29
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 27, 2010
Common Stock, Par Value $0.01 Per Share	57,239,061 Shares

Part I — FINANCIAL INFORMATION
Item 1: Financial Statements
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$238,238	$439,423
Accounts receivable, net	85,972	92,442
Investment securities available for sale	—	8,883
Investment securities held to maturity	—	13,965
Funds due for the benefit of members	4,847	4,028
Deferred income taxes	7,062	6,973
Prepaid expenses and other assets	8,788	9,586

Total current assets	344,907	575,300
Investment securities available for sale	267,099	13,574
Investment securities held to maturity	40,691	38,463
Property and equipment, net	30,015	30,316
Goodwill	624,507	624,507
Intangible assets, net	190,368	203,147
Restricted investments	21,553	16,375
Risk corridor receivable from CMS	7,008	—
Funds due for the benefit of members	21,499	—
Other assets	16,867	6,585

Total assets	$1,564,514	$1,508,267

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$183,463	$202,308
Accounts payable, accrued expenses and other	61,807	50,954
Risk corridor payable to CMS	2,921	2,176
Current portion of long-term debt	17,500	43,069

Total current liabilities	265,691	298,507
Long-term debt, less current portion	148,750	193,904
Deferred income taxes	73,762	80,434
Other long-term liabilities	5,189	5,966

Total liabilities	493,392	578,811

Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 61,293,809 issued and 57,239,510 outstanding at September 30, 2010, and 60,758,958 issued and 57,560,350 outstanding at December 31, 2009	613	608
Additional paid-in capital	556,003	548,481
Retained earnings	572,121	428,765
Accumulated other comprehensive income (loss), net	4,368	(1,044)
Treasury stock, at cost, 4,054,299 shares at September 30, 2010, and 3,198,608 shares at December 31, 2009	(61,983)	(47,354)

Total stockholders’ equity	1,071,122	929,456

Total liabilities and stockholders’ equity	$1,564,514	$1,508,267

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Premium revenue	$712,658	$649,795	$2,218,378	$1,955,842
Management and other fees	10,413	9,108	31,191	29,065
Investment income	2,151	877	4,574	3,532

Total revenue	725,222	659,780	2,254,143	1,988,439

Operating expenses:
Medical expense	561,823	519,478	1,779,275	1,607,481
Selling, general and administrative	67,664	65,851	210,410	200,408
Depreciation and amortization	7,513	7,782	22,810	22,948
Interest expense	3,150	3,762	15,375	12,014

Total operating expenses	640,150	596,873	2,027,870	1,842,851

Income before income taxes	85,072	62,907	226,273	145,588
Income tax expense	(31,292)	(20,593)	(82,917)	(50,772)

Net income	$53,780	$42,314	$143,356	$94,816

Net income per common share:
Basic	$0.95	$0.78	$2.52	$1.74

Diluted	$0.95	$0.77	$2.51	$1.73

Weighted average common shares outstanding:
Basic	56,482,679	54,518,162	56,872,071	54,502,081

Diluted	56,577,063	54,700,390	57,058,075	54,653,367

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$143,356	$94,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,810	22,948
Amortization of deferred financing cost	1,407	1,785
Amortization on bond investments	2,187	749
Equity in earnings of unconsolidated affiliate	(277)	(281)
Share-based compensation	6,659	7,513
Deferred tax benefit	(9,883)	(8,794)
Write-off of deferred financing fees	5,079	—
Increase (decrease) in cash due to:
Accounts receivable	18,962	3,446
Prepaid expenses and other assets	(12,266)	(2,231)
Medical claims liability	(18,845)	10,228
Accounts payable, accrued expenses, and other current liabilities	1,357	(6,766)
Risk corridor payable to/receivable from CMS	(6,263)	(7,298)
Other	1,485	94

Net cash provided by operating activities	155,768	116,209

Cash flows from investing activities:
Additional consideration paid on acquisition	(610)	(910)
Proceeds received on disposition	—	297
Purchases of property and equipment	(9,120)	(11,519)
Purchases of investment securities	(341,081)	(39,766)
Maturities of investment securities	56,591	35,415
Sales of investment securities	55,898	—
Purchases of restricted investments	(43,182)	(16,015)
Maturities of restricted investments	37,973	11,346
Distributions received from unconsolidated affiliate	262	196

Net cash used in investing activities	(243,269)	(20,956)

Cash flows from financing activities:
Funds received for the benefit of the members	633,577	494,591
Funds withdrawn for the benefit of members	(655,895)	(458,465)
Proceeds received on issuance of debt	200,000	—
Payments on long-term debt	(270,722)	(23,859)
Excess tax benefit from stock options exercised	127	—
Proceeds from stock options exercised	867	6
Purchase of treasury stock	(14,304)	—
Payment of debt issue costs	(7,334)	—

Net cash (used in) provided by financing activities	(113,684)	12,273

Net (decrease) increase in cash and cash equivalents	(201,185)	107,526
Cash and cash equivalents at beginning of period	439,423	282,240

Cash and cash equivalents at end of period	$238,238	$389,766

Supplemental disclosures:
Cash paid for interest	$7,609	$10,454
Cash paid for taxes	$88,893	$62,992
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization whose primary focus is on Medicare, the federal government sponsored health insurance program for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Florida, Georgia, Illinois, Mississippi, Tennessee, and Texas and offers Medicare Part D prescription drug plans (“PDP”) on a national basis. The Company also provides management services to physician practices.
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
The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2010, the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009.
The results of operations for the 2010 interim periods are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.
The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from the Centers for Medicare & Medicaid Services (“CMS”), the valuation of goodwill and intangible assets, the useful life of definite-lived intangible assets, the valuation of debt securities carried at fair value, and certain amounts recorded related to the Company’s Part D operations, including risk corridor adjustments and rebates. Actual results could differ significantly from those estimates and assumptions.
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At September 30, 2010, $409.2 million of the Company’s $567.6 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s insurance subsidiaries and subject to these restrictions.
Agreement to Acquire Bravo Health
On August 26, 2010, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of Bravo Health, Inc. (“Bravo”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and Medicare Part D stand-alone prescription drug plans in 43 states and the District of Columbia. As of September 30, 2010, Bravo had Medicare Advantage membership of 103,044 and stand-alone PDP membership of 293,920.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company will acquire Bravo, a privately held company, for approximately $545.0 million in cash, subject to adjustment. The Company has agreed with its existing lenders and certain additional lenders to amend its existing credit facility to provide for, among other things, the acquisition financing. As amended, the facility will provide for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness ($166.3 million of which is currently outstanding);

•	$180.0 million of new term loan A indebtedness to be funded at the closing of the acquisition;
•	$175.0 million revolving credit facility (currently undrawn and maturing in February 2014); and
•	$200.0 million of new six-year term loan B indebtedness to be funded at the closing of the acquisition.
The additional term loan indebtedness, availability under the existing $175.0 million revolving credit facility, and cash on hand will be sufficient to fund the acquisition of Bravo. See Note 12 for additional information regarding the new indebtedness.
The remaining material conditions to the closing of the Bravo acquisition primarily relate to approvals by various state regulatory authorities.
(2) Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of the new guidance on January 1, 2010 did not impact the Company’s financial statements.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(3) Accounts Receivable
Accounts receivable at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Medicare premium receivables	$21,519	$48,524
Rebates	49,286	34,879
Due from providers	15,264	10,320
Other	3,665	2,400

	89,734	96,123
Allowance for doubtful accounts	(3,762)	(3,681)

Total	$85,972	$92,442

Medicare premium receivables at September 30, 2010 and December 31, 2009 include $18.6 million and $44.1 million, respectively, of receivables from CMS related to the accrual of retroactive risk adjustment payments. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.
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
(4) Investment Securities
Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. The Company holds no trading securities. At September 30, 2010, investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009, the Company classified its investment securities based upon maturity dates. Restricted investments include U.S. Government securities, money market fund investments, deposits and certificates of deposit held by the various state departments of insurance to whose jurisdiction the Company’s subsidiaries are subject. These restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
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
There were no available for sale securities classified as current assets as of September 30, 2010. Available for sale securities classified as current assets at December 31, 2009 were as follows (in thousands):

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$8,691	192	—	8,883

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Available for sale securities classified as non-current assets were as follows (in thousands):

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$10,196	187	—	10,383	$—	—	—	—
Agency obligations	3,230	69	—	3,299	—	—	—	—
Corporate debt securities	88,784	3,279	—	92,063	—	—	—	—
Mortgage-backed securities (Residential)	64,582	1,353	—	65,935	—	—	—	—
Other structured securities	13,343	489	—	13,832	—	—	—	—
Municipal bonds	80,135	1,466	(14)	81,587	13,407	176	(9)	13,574

	$260,270	6,843	(14)	267,099	$13,407	176	(9)	13,574

There were no held to maturity securities classified as current assets at September 30, 2010. Held to maturity securities classified as current assets at December 31, 2009 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$1,154	1	—	1,155
Agency obligations	3,225	16	—	3,241
Corporate debt securities	6,416	74	—	6,490
Municipal bonds	3,170	20	—	3,190

	$13,965	111	—	14,076

Held to maturity securities classified as non-current assets were as follows (in thousands):

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Government obligations	$1,414	3	—	1,417	$—	—	—	—
Agency obligations	3,146	38	—	3,184	1,610	12	—	1,622
Corporate debt securities	13,375	306	—	13,681	13,505	325	—	13,830
Mortgage-backed securities (Residential)	—	—	—	—	1,575	6	—	1,581
Municipal bonds	22,756	828	—	23,584	21,773	546	(1)	22,318

	$40,691	1,175	—	41,866	$38,463	889	(1)	39,351

Realized gains or losses related to investment securities for the three and nine months ended September 30, 2010 and 2009 were immaterial.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of investments were as follows at September 30, 2010 (in thousands):

	Available for sale		Held to maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within one year	$9,646	9,677	$15,254	15,430
Due after one year through five years	133,708	137,740	23,379	24,209
Due after five years through ten years	29,497	30,377	2,058	2,227
Due after ten years	9,494	9,538	—	—
Mortgage and asset-backed securities	77,925	79,767	—	—

	$260,270	267,099	$40,691	41,866

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Municipal bonds	$(14)	6,255	—	—	(14)	6,255

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
All issuers of securities the Company owned in an unrealized loss as of September 30, 2010 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(5) Fair Value Measurements
The Company’s 2010 third quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, funds due from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $162.9 million at September 30, 2010 and consisted solely of bank debt.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Cash and cash equivalents consist of such items as certificates of deposit, money market funds, and certain U.S. Government securities with an original maturity of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 8 — “Derivatives” and Note 12 — “Debt”. The fair value of the Company’s interest rate swaps at December 31, 2009 reflected a liability of approximately $2.1 million and was included in other long term liabilities in the accompanying condensed consolidated balance sheet. The fair values of available for sale securities is determined by quoted market prices or pricing models developed using market data provided by a third party vendor.
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
There were no transfers to or from Levels I and II during the nine months ended September 30, 2010. The following tables summarize fair value measurements by level at September 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2010
	Level I	Level II	Level III		Total
Assets
Cash and cash equivalents	$238,238	$—	$		$238,238

Investments: available for sale securities:
Government obligations	$8,488	$1,895		$—	$10,383
Agency obligations	—	3,299		—	3,299
Corporate debt securities	—	92,063		—	92,063
Mortgage-backed securities (Residential)	—	65,935		—	65,935
Other structured securities	—	13,832		—	13,832
Municipal securities	—	81,587		—	81,587

	$8,488	$258,611	$		$267,099

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2009
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$439,423	$—	$—	$439,423

Investments: available for sale securities:
Municipal securities	$—	22,457	—	22,457

Liabilities
Derivative — interest rate swaps	$—	$2,066	$—	$2,066

(6) Medical Liabilities
The Company’s medical liabilities at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Incurred but not reported liabilities	$121,629	$121,782
Pharmacy liabilities	32,015	45,648
Provider incentives and other medical payments	26,129	31,683
Other medical liabilities	3,690	3,195

	$183,463	$202,308

(7) Medicare Part D
Total Part D related net assets (excluding medical claims payable) of $1.9 million at December 31, 2009 all relate to the 2009 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at September 30, 2010 were as follows (in thousands):

	Related to the	Related to the
	2009 plan year	2010 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$4,847	$—	$4,847

Risk corridor payable to CMS	$(2,921)	$—	$(2,921)

Non-current assets:
Funds due for the benefit of members	$—	$21,499	$21,499

Risk corridor receivable from CMS	$—	$7,008	$7,008

Balances associated with Part D related assets and liabilities are expected to be settled in the second half of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
All derivatives were recognized on the balance sheet at their fair value. To the extent that the cash flow hedges were effective, changes in their fair value were recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) was recorded in current-period earnings. As a result of terminating the interest rate swap agreements, the Company settled the swap obligations with the counterparties for approximately $2.0 million and reclassified such amount from other comprehensive income to interest expense during the first quarter of 2010.
The Company had no derivative financial instruments outstanding at September 30, 2010. A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at December 31, 2009 was as follows (in thousands):

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

For the three months ended September 30, 2010:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the three months ended September 30, 2009:
Interest rate swaps	$137	Interest Expense	$—	None	$—

For the nine months ended September 30, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

For the nine months ended September 30, 2009:
Interest rate swaps	$725	Interest Expense	$—	None	$—

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Intangible Assets
A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at September 30, 2010 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade name	$24,497	$—	$24,497
Noncompete agreements	800	800	—
Provider network	137,679	29,317	108,362
Medicare member network	93,620	37,122	56,498
Management contract right	1,555	544	1,011

	$258,151	$67,783	$190,368

Amortization expense on identifiable intangible assets for the three months ended September 30, 2010 and 2009 was approximately $4.5 million. Amortization expense on identifiable intangible assets for the nine months ended September 30, 2010 and 2009 was approximately $13.4 million and $13.8 million, respectively.
(10) Share-Based Compensation
In May 2010, the Company’s stockholders approved an amendment and restatement of the 2006 Equity Incentive Plan. Among other items, the amendments increased the number of shares available for issuance under the plan by 3,250,000 shares.
Stock Options
The Company granted options to purchase 550,712 shares of common stock pursuant to the 2006 Equity Incentive Plan during the nine months ended September 30, 2010. Options to purchase 366,862 shares of common stock either were forfeited or expired during the nine months ended September 30, 2010. Options to purchase 3,997,120 shares of common stock were outstanding under this plan at September 30, 2010. The outstanding options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates.
Restricted Stock
During the nine months ended September 30, 2010, the Company granted 420,945 shares of restricted stock to employees pursuant to the 2006 Equity Incentive Plan, the restrictions of which generally lapse over a four-year period. Additionally, 35,043 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at September 30, 2010 totaled 733,252 shares.
During the nine months ended September 30, 2010, the Company awarded 40,683 shares of restricted stock to certain of its directors pursuant to the 2006 Equity Incentive Plan, all of which were outstanding at September 30, 2010. The restrictions relating to the restricted stock awarded to non-employee directors in 2010 generally lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited unless resignation or failure to attend is caused by death or disability.
Stock Repurchase Program
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock through June 30, 2011. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of September 30, 2010, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$53,780	$42,314	$143,356	$94,816

Denominator:
Weighted average common shares outstanding — basic	56,482,679	54,518,162	56,872,071	54,502,081
Dilutive effect of stock options	—	77,250	58,676	75,857
Dilutive effect of unvested restricted shares	94,384	104,978	127,328	75,429

Weighted average common shares outstanding — diluted	56,577,063	54,700,390	57,058,075	54,653,367

Net income per common share:
Basic	$0.95	$0.78	$2.52	$1.74

Diluted	$0.95	$0.77	$2.51	$1.73

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options with respect to 4.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009. Options with respect to 4.1 million shares and 4.2 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively.
(12) Debt
Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Credit agreement	$166,250	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$148,750	$193,904

On February 11, 2010, the Company entered into a $350.0 million credit agreement (the “New Credit Agreement”), which, subject to the terms and conditions set forth therein, provides for a five-year $175.0 million term loan credit facility and a four-year $175.0 million revolving credit facility (the “New Credit Facilities”). Proceeds from the New Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the 2007 Credit Agreement as well as transaction expenses related thereto.
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio (275 basis points for LIBOR borrowings at September 30, 2010). The Company also pays a commitment fee of 0.375% on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014. As of September 30, 2010, the revolving credit facility was undrawn.

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
In connection with entering into the New Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 Credit Agreement. The Company also terminated its outstanding interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are reflected as interest expense in the financial results of the Company for the nine months ending September 30, 2010.
In connection with the acquisition of Bravo (which is expected to close in the fourth quarter of 2010), the Company has agreed with its existing lenders and certain additional lenders to amend the New Credit Agreement to provide for, among other things, the acquisition financing. As amended, the facility will provide for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness ($166.3 million of which is currently outstanding);

•	$180.0 million of new term loan A indebtedness to be funded at the closing of the acquisition;
•	$175.0 million revolving credit facility (currently undrawn and maturing in February 2014); and
•	$200.0 million of new six-year term loan B indebtedness to be funded at the closing of the acquisition.
Maturities of principal amounts under the new term A borrowings will mirror the maturities of the existing term loan A borrowings. The Company currently expects that outstanding loans under the new credit facility will bear interest at a spread over LIBOR (initially 375 basis points for term loan A indebtedness and 450 basis points for term loan B indebtedness), and will step down depending on the Company’s total leverage ratio. With respect to the term loan B indebtedness, the terms of the facility include a contractual minimum LIBOR of 1.5%. See “— Agreement to Acquire Bravo Health” included above in Note 1 for additional information related thereto.
As of September 30, 2010, the Company had incurred $8.8 million in debt issue costs associated with the amended credit facility. Such amounts are included in other non-current assets on the Company’s balance sheet at September 30, 2010.
(13) Comprehensive Income
The following table presents details supporting the determination of comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$53,780	$42,314	$143,356	$94,816
Net unrealized gain on available for sale investment securities, net of tax	2,144	51	4,136	189
Net gain on interest rate swaps, net of tax	—	84	23	478
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	—	—	1,253	—

Comprehensive income, net of tax	$55,924	$42,449	$148,768	$95,483

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives that were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 8, — “Derivatives”.

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
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended September 30, 2010
Revenue	$631,758	$93,452	$12	$725,222
EBITDA	91,593	11,938	(7,796)	95,735
Depreciation and amortization expense	6,166	14	1,333	7,513

Three months ended September 30, 2009
Revenue	$590,720	$69,044	$16	$659,780
EBITDA	75,721	8,039	(9,309)	74,451
Depreciation and amortization expense	6,330	20	1,432	7,782

Nine months ended September 30, 2010
Revenue	$1,915,782	$338,323	$38	$2,254,143
EBITDA	273,415	11,337	(20,294)	264,458
Depreciation and amortization expense	18,596	45	4,169	22,810

Nine months ended September 30, 2009
Revenue	$1,739,239	$249,158	$42	$1,988,439
EBITDA	191,961	10,295	(21,706)	180,550
Depreciation and amortization expense	19,052	60	3,836	22,948

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
EBITDA	$95,735	$74,451	$264,458	$180,550
Income tax expense	(31,292)	(20,593)	(82,917)	(50,772)
Interest expense	(3,150)	(3,762)	(15,375)	(12,014)
Depreciation and amortization	(7,513)	(7,782)	(22,810)	(22,948)

Net Income	$53,780	$42,314	$143,356	$94,816

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
In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2009 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in Part II, “Item 1A. Risk Factors” below and “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
Medicare premiums, including premiums paid to our PDP, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. The Centers for Medicare and Medicaid Services (“CMS”) is the federal agency responsible for overseeing the Medicare program. The company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates (sometimes referred to as “RADV Audits”). In February 2010, the company responded to the RADV Audit information request, including retrieving and providing medical records that support diagnosis codes and risk scores relating to 2006 dates of service and 2007 plan premiums. The company is currently unable to predict the outcome of the RADV Audit, or to predict the amount of premiums, if any, that may be subject to repayment by the Tennessee plan to CMS.
Recent health insurance reform, as embodied in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) signed by the President into law in March 2010, is projected to result in a significant reduction in federal spending on the Medicare Advantage program. In addition to Medicare Advantage funding cuts, PPACA reduces enrollment periods, establishes medical loss ratio, or “MLR,” minimum levels, ties certain rate and rebate benefits to quality ratings, and imposes federal premium taxes. These changes may have a significant adverse impact on our business, including member growth prospects and financial results. Most of the provisions of PPACA that are material to our business phase in over a number of years and regulations defining and implementing key provisions of PPACA applicable to us are not yet developed. Consequently, we are currently unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations.

We report our business in three segments: Medicare Advantage; PDP; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “— Segment Information” below for additional information related thereto.
Agreement to Acquire Bravo Health
On August 26, 2010, the company entered into a definitive agreement to acquire all of the outstanding capital stock of Bravo Health, Inc. (“Bravo”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and Medicare Part D stand-alone prescription drug plans in 43 states.
The company will acquire Bravo, a privately held company, for approximately $545.0 million in cash, subject to adjustment. The company has agreed with its existing lenders and certain additional lenders to amend its existing credit facility to provide for, among other things, the acquisition financing. As amended, the facility will provide for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness ($166.3 million of which is currently outstanding);
•	$180.0 million of new term loan A indebtedness to be funded at the closing of the acquisition;
•	$175.0 million revolving credit facility (currently undrawn and maturing in February 2014); and
•	$200.0 million of new six-year term loan B indebtedness to be funded at the closing of the acquisition.
The additional term loan indebtedness, availability under the existing $175.0 million revolving credit facility, and cash on hand will be sufficient to fund the acquisition of Bravo. See “— Indebtedness”.
The remaining material conditions to the closing of the Bravo acquisition primarily relate to approvals by various state regulatory authorities.
Other than financing commitments accounted for as interest expenses, Bravo-related transaction expenses were insignificant for the 2010 third quarter. Assuming the transaction closes in 2010, the company expects to incur approximately $8.5 million, or $0.11 per share, of transaction expenses in 2010. As of September 30, 2010, Bravo had Medicare Advantage membership of 103,044 and stand-alone PDP membership of 293,920. Based upon recent data released by CMS, Bravo estimates it will have approximately 390,000-400,000 PDP members as of January 1, 2011.
Recently Issued Accounting Pronouncements
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In September 2010, the Emerging Issues Task Force issued EITF Issue 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“EITF Issue 09-G”), which modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. The Task Force reached a final consensus that requires costs to be incremental or directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. EITF Issue 09-G is effective for the company beginning with its interim period ended March 31, 2012 with either prospective or retrospective application permitted. Early adoption is permitted. We are currently evaluating the impact that EITF Issue 09-G will have on our consolidated financial statements.

Results of Operations
The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended September 30,
	2010		2009
Revenue:
Premium revenue	$712,658	98.3%	$649,795	98.5%
Management and other fees	10,413	1.4	9,108	1.4
Investment income	2,151	0.3	877	0.1

Total revenue	725,222	100.0%	659,780	100.0%

Operating expenses:
Medical expense	561,823	77.5	519,478	78.7
Selling, general and administrative	67,664	9.3	65,851	10.0
Depreciation and amortization	7,513	1.0	7,782	1.2
Interest expense	3,150	0.5	3,762	0.6

Total operating expenses	640,150	88.3	596,873	90.5

Income before income taxes	85,072	11.7	62,907	9.5
Income tax expense	(31,292)	(4.3)	(20,593)	(3.1)

Net income	$53,780	7.4%	$42,314	6.4%

	Nine Months Ended September 30,
	2010		2009
Revenue:
Premium revenue	$2,218,378	98.4%	$1,955,842	98.3%
Management and other fees	31,191	1.4	29,065	1.5
Investment income	4,574	0.2	3,532	0.2

Total revenue	2,254,143	100.0%	1,988,439	100.0%

Operating expenses:
Medical expense	1,779,275	78.9	1,607,481	80.8
Selling, general and administrative	210,410	9.3	200,408	10.1
Depreciation and amortization	22,810	1.0	22,948	1.2
Interest expense	15,375	0.8	12,014	0.6

Total operating expenses	2,027,870	90.0	1,842,851	92.7

Income before income taxes	226,273	10.0	145,588	7.3
Income tax expense	(82,917)	(3.6)	(50,772)	(2.5)

Net income	$143,356	6.4%	$94,816	4.8%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in Medicare. The following table summarizes our membership as of the dates specified:

	September 30,	December 31,	September 30,
	2010	2009	2009
Medicare Advantage Membership
Alabama	30,397	31,330	31,007
Florida	36,472	32,606	31,513
Georgia	769	—	—
Illinois	11,730	11,261	11,077
Mississippi	5,328	4,591	4,473
Tennessee	65,334	58,252	57,240
Texas	48,025	51,201	51,325

Total	198,055	189,241	186,635

Medicare PDP Membership	409,239	313,045	303,975

Medicare Advantage. Our Medicare Advantage membership increased by 6.1% to 198,055 members at September 30, 2010, as compared to 186,635 members at September 30, 2009, with membership gains in all our health plans except our Alabama and Texas plans. Our Medicare Advantage net membership gain of 11,420 members since September 30, 2009 reflects both focused sales and marketing efforts through the annual open enrollment and election periods and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits. Effective as of January 1, 2010, we began operating Medicare Advantage plans in three counties in Northern Georgia.
PDP. PDP membership increased by 34.6% to 409,239 members at September 30, 2010 as compared to 303,975 at September 30, 2009, primarily as a result of the auto-assignment of members at the beginning of the year. We do not actively market our PDP and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We have continued to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDP plans during lock-in and expect incremental growth for the balance of the year.
According to CMS, we are below the relevant benchmarks and will retain existing membership and be qualified for auto-assignment of new members in 18 of the 34 CMS PDP regions for 2011. In addition, under CMS’s new de minimus rules, we will retain existing membership in 8 of the regions. Based upon recent data released by CMS, the company now estimates it will have approximately 425,000-435,000 members in these 26 regions as of January 1, 2011 (excluding any members acquired in the Bravo acquisition).
Comparison of the Three-Month Period Ended September 30, 2010 to the Three-Month Period Ended September 30, 2009
Revenue
Total revenue was $725.2 million in the three-month period ended September 30, 2010 as compared with $659.8 million for the same period in 2009, representing an increase of $65.4 million, or 9.9%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the three months ended September 30, 2010 was $712.7 million as compared with $649.8 million in the same period in 2009, representing an increase of $62.9 million, or 9.7%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $618.9 million for the three months ended September 30, 2010 as compared to $580.0 million in the third quarter of 2009, representing an increase of $38.9 million, or 6.7%. The increase in Medicare Advantage premiums in 2010 is primarily attributable to increases in membership. Per member per month (“PMPM”) premiums for the 2010 third quarter averaged $1,042, and were level compared to the 2009 third quarter, as expected. PMPM premiums in the current quarter reflect increases in the PMPM premium for the drug component of our plans and increases related to member risk scores, offset by decreases in CMS-calculated base rates.

PDP: PDP premiums (after risk corridor adjustments) were $93.4 million in the three months ended September 30, 2010 compared to $69.0 million in the same period of 2009, an increase of $24.4 million, or 35.4%. The increase in premiums for the 2010 third quarter is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $77 in the 2010 third quarter, compared with $76 in the 2009 third quarter.
Investment Income: Investment income in the 2010 third quarter increased $1.3 million compared with the 2009 third quarter as a result of increases in invested balances, as the company has moved substantial amounts out of cash and cash equivalents into investments since the 2009 third quarter, and in the average duration and yield on invested assets in the portfolio.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2010 increased $23.9 million, or 5.2%, to $486.1 million from $462.2 million for the comparable period of 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period. For the three months ended September 30, 2010, the Medicare Advantage MLR was 78.5% versus 79.7% for the same period of 2009. Changes in benefit design and decreases in inpatient utilization contributed to the decrease in the current period MLR. Moreover, improved results for the drug component of our Medicare Advantage plans contributed to the improved MLR. This improvement in the drug component of our Medicare Advantage MLR was attributable to both higher PMPM premiums and to lower drug expenses as a result of increased pharmacy rebates. Our Medicare Advantage medical expense calculated on a PMPM basis was $818 for the three months ended September 30, 2010, compared with $831 for the comparable 2009 quarter.
PDP. PDP medical expense for the three months ended September 30, 2010 increased $19.1 million to $75.4 million, compared to $56.3 million in the same period last year. PDP MLR for the 2010 third quarter was 80.7%, compared to 81.5% in the 2009 third quarter. The improvement in MLR for the 2010 third quarter was primarily the result of increased levels of rebates from drug manufacturers compared to the 2009 third quarter.
Selling, General, and Administrative Expense
Selling, general, and administrative, or “SG&A,” expense for the three months ended September 30, 2010 was $67.7 million as compared with $65.9 million for the same prior year period, an increase of $1.8 million, or 2.8%. The increase in the 2010 third quarter as compared to the prior year period is primarily the result of increases in printing and advertising. As a percentage of revenue, SG&A expense decreased approximately 70 basis points for the three months ended September 30, 2010 compared to the prior year period. As a result of the shortened 2011 enrollment period, which will no longer permit enrollment elections after the calendar year end, the company will accelerate marketing expenses typically spread over the fourth quarter of the current year and first quarter of the subsequent year into the fourth quarter of 2010.
Interest Expense
Interest expense was $3.1 million in the 2010 third quarter, compared with $3.8 million in the 2009 third quarter. The decrease in the current quarter was the result of lower average debt amounts outstanding and lower interest rates compared to the 2009 third quarter. Interest expense in the 2010 third quarter includes approximately $1.0 million of fees associated with amending the existing credit facility (see “— Indebtedness” below). The weighted average interest rate incurred on our borrowings during the three months ended September 30, 2010 and 2009 was 7.2% and 5.9%, respectively (3.2% and 4.7%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).
Income Tax Expense
For the three months ended September 30, 2010, income tax expense was $31.3 million, reflecting an effective tax rate of 36.8%, as compared to $20.6 million, reflecting an effective tax rate of 32.7%, for the same period of 2009. The difference in tax rates was principally driven from the tax impact related to business combination accounting during both periods. The Company expects the effective tax rate for the full 2010 year will approximate 36.5% (exclusive of any impact associated with the Bravo acquisition).

Comparison of the Nine-Month Period Ended September 30, 2010 to the Nine-Month Period Ended September 30, 2009
Revenue
Total revenue was $2.3 billion in the nine-month period ended September 30, 2010 as compared with $2.0 billion for the same period in 2009, representing an increase of $265.7 million, or 13.4%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the nine months ended September 30, 2010 was $2.2 billion as compared with $2.0 billion in the same period in 2009, representing an increase of $262.5 million, or 13.4%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums increased $174.4 million, or 10.2%, to $1.9 billion for the nine months ended September 30, 2010 as compared to the same period of 2009. The increase in Medicare Advantage premiums in 2010 is primarily attributable to increases in membership. PMPM premiums for the current nine month period averaged $1,062, which reflects an increase of 0.7% as compared to the 2009 comparable period. The PMPM premium increase in the current period is primarily the result of increases in the drug component portion of the premium and increases related to member risk scores, which were partially offset by decreases in CMS-calculated base rates.
PDP: PDP premiums (after risk corridor adjustments) were $338.3 million in the nine months ended September 30, 2010 compared to $248.9 million in the same period of 2009, an increase of $89.4 million, or 35.9%. The increase in premiums for the current nine month period is primarily the result of increases in membership. Our average PMPM premiums (after risk corridor adjustments) were $95 in the current nine month period, which is flat compared to the 2009 comparable period.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2010 increased $89.5 million, or 6.5%, to $1.5 billion from $1.4 billion for the comparable period of 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period. For the nine months ended September 30, 2010, the Medicare Advantage MLR was 78.2% versus 81.0% for the same period of 2009. The MLR improvement in the current period is primarily attributable to changes in benefit design and lower inpatient utilization, combined with premium revenue increases. Our Medicare Advantage medical expense calculated on a PMPM basis was $831 for the nine months ended September 30, 2010, compared with $854 for the comparable 2009 period.
PDP. PDP medical expense for the nine months ended September 30, 2010 increased $83.7 million to $308.2 million, compared to $224.5 million in the same period last year. PDP MLR for the 2010 nine month period was 91.1%, compared to 90.2% in the same period in 2009. The increase in PDP MLR for the current period was primarily attributable to changes in benefit design and increased transition prescription drug costs offset by favorable levels of pharmacy rebates in the 2010 period.
Selling, General, and Administrative Expense
SG&A expense for the nine months ended September 30, 2010 was $210.4 million as compared with $200.4 million for the same prior year period, an increase of $10.0 million, or 5.0%. The increase in the 2010 period as compared to the prior year period is primarily the result of additional personnel, increases in sales commissions attributable to membership growth, and increases in printing. As a percentage of revenue, SG&A expense decreased approximately 80 basis points for the nine months ended September 30, 2010 compared to the prior year period.
Interest Expense
Interest expense was $15.4 million in the 2010 nine month period, compared with $12.0 million in the 2009 same period. The company’s interest expense in the 2010 period includes debt extinguishment costs of $7.1 million resulting from the company’s entering into a new credit facility and terminating its prior credit facility during the first quarter. Net of extinguishment costs, interest expense decreased $3.7 million in the 2010 period, reflecting lower average debt amounts outstanding and lower interest rates compared to the 2009 period. The weighted average interest rate incurred on our borrowings during the nine month periods ended September 30, 2010 and 2009 was 5.9% and 6.1%, respectively (3.5% and 4.9%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

Income Tax Expense
For the nine months ended September 30, 2010, income tax expense was $82.9 million, reflecting an effective tax rate of 36.6%, as compared to $50.8 million, reflecting an effective tax rate of 34.9%, for the same period of 2009. The difference in tax rates was principally driven by business combination accounting, as well as the reversal of tax benefits on cancelled stock compensation awards and state tax credits.
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
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the company does not internally report such information.
Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended September 30, 2010
Revenue	$631,758	$93,452	$12	$725,222
EBITDA	91,593	11,938	(7,796)	95,735
Depreciation and amortization expense	6,166	14	1,333	7,513

Three months ended September 30, 2009
Revenue	$590,720	$69,044	$16	$659,780
EBITDA	75,721	8,039	(9,309)	74,451
Depreciation and amortization expense	6,330	20	1,432	7,782

Nine months ended September 30, 2010
Revenue	$1,915,782	$338,323	$38	$2,254,143
EBITDA	273,415	11,337	(20,294)	264,458
Depreciation and amortization expense	18,596	45	4,169	22,810

Nine months ended September 30, 2009
Revenue	$1,739,239	$249,158	$42	$1,988,439
EBITDA	191,961	10,295	(21,706)	180,550
Depreciation and amortization expense	19,052	60	3,836	22,948
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
EBITDA	$95,735	$74,451	$264,458	$180,550
Income tax expense	(31,292)	(20,593)	(82,917)	(50,772)
Interest expense	(3,150)	(3,762)	(15,375)	(12,014)
Depreciation and amortization	(7,513)	(7,782)	(22,810)	(22,948)

Net Income	$53,780	$42,314	$143,356	$94,816

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
The reported changes in cash and cash equivalents for the nine month period ended September 30, 2010, compared to the same period of 2009, were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$155,768	$116,209
Net cash used in investing activities	(243,269)	(20,956)
Net cash (used in) provided by financing activities	(113,684)	12,273

Net (decrease) increase in cash and cash equivalents	$(201,185)	$107,526

Cash Flows from Operating Activities
Our primary sources of liquidity are cash flows provided by our operations and available cash on hand, although the company’s access to and use of internally generated cash flows may be limited by regulatory requirements which stipulate that the company’s regulated insurance subsidiaries maintain minimum levels of capital. See “— Statutory Capital Requirements”. To date, we have not had to borrow under our $175.0 million revolving credit facility to fund operating activities. See “— Indebtedness” for a discussion of borrowings under the revolving credit facility in connection with the Bravo acquisition. We generated cash from operating activities of $155.8 million during the nine months ended September 30, 2010, compared to generating cash of $116.2 million during the nine months ended September 30, 2009. Cash flows from operations for the 2010 period was favorably impacted by increased earnings driven primarily by favorable trends in Medicare Advantage medical expenses in the current period compared to the 2009 period and by the receipt of $50.2 million of prior year final CMS settlements compared to similar amounts received in the 2009 period of $31.8 million.
Cash Flows from Investing and Financing Activities
For the nine months ended September 30, 2010, the primary investing activities consisted of expenditures of $384.3 million to purchase investment securities and restricted investments, the receipt of $150.5 million in proceeds from the sale or maturity of investment securities and restricted investments, and $9.1 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of $55.8 million to purchase investment securities, the receipt of $46.8 million in proceeds from the maturity of investment securities, and $11.5 million in property and equipment additions.

During the nine months ended September 30, 2010, the company’s financing activities consisted primarily of the receipt of $200.0 million in proceeds from the issuance of debt, the expenditure of $270.7 million for the repayment of existing long-term debt, and $22.3 million of funds withdrawn in excess of funds received from CMS for the benefit of members. The financing activity in the prior year period consisted primarily of $36.1 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $23.9 million for the repayment of long-term debt. Funds due for the benefit of members from CMS are recorded on our balance sheet at September 30, 2010 and at December 31, 2009. We settled approximately $1.9 million of such Part D related amounts (including risk corridor settlements) relating to 2009 with CMS during the fourth quarter of 2010 as part of the final settlement of Part D payments for the 2009 plan year.
Cash and Cash Equivalents
At September 30, 2010, the company’s cash and cash equivalents were $238.2 million, $158.4 million of which was held in unregulated subsidiaries. Substantially all of the company’s liquidity is in the form of cash and cash equivalents, a portion of which ($79.8 million at September 30, 2010) is held by the company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The company also invests in securities ($329.3 million at September 30, 2010), primarily corporate, asset-backed and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the company’s ability to meet its liquidity needs. To date, the company has not experienced any material issuer defaults on its investment securities.
Statutory Capital Requirements
The company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At September 30, 2010, the statutory minimum net worth requirements and actual statutory net worth were $18.5 million and $83.0 million for the Tennessee HMO; $1.1 million and $54.8 million for the Alabama HMO; $10.8 million and $38.3 million for the Florida HMO; $38.4 million (at 200% of authorized control level) and $64.1 million for the Texas HMO; and $14.6 million (at 200% of authorized control level) and $42.7 million for the accident and health subsidiary, respectively. Each of these subsidiaries was in compliance with applicable statutory requirements as of September 30, 2010. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the company’s members.
The regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements. During the three months ended September 30, 2010, our insurance subsidiaries distributed $68.0 million in cash to the parent company.
Indebtedness
Long-term debt at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	September 30,	December 31,
	2010	2008
Senior secured term loan	$166,250	$236,973
Less: current portion of long-term debt	(17,500)	(43,069)

Long-term debt less current portion	$148,750	$193,904

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
Borrowings under the New Credit Agreement accrue interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the company’s debt-to-EBITDA leverage ratio (275 basis points for LIBOR borrowings at September 30, 2010). The company also pays a commitment fee of 0.375% on the actual daily unused portions of the New Credit Facilities. The revolving credit facility under the New Credit Agreement matures, the commitments thereunder terminate, and all amounts then outstanding thereunder will be payable on February 11, 2014. As of the date of this report the revolving credit agreement was undrawn.

In connection with entering into the New Credit Agreement, the company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The company also terminated both interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the company for the nine months ended September 30, 2010.
In connection with the acquisition of Bravo (which is expected to close in the fourth quarter of 2010), the company has agreed with its existing lenders and certain additional lenders to amend the New Credit Agreement to provide for, among other things, the acquisition financing. As amended, the facility will provide for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness ($166.3 million of which is currently outstanding)
•	$180.0 million of new term loan A indebtedness to be funded at the closing of the acquisition
•	$175.0 million revolving credit facility (currently undrawn and maturing in February 2014)
•	$200.0 million of new six-year term loan B indebtedness to be funded at the closing of the acquisition
Maturities of principal amounts under the new term A borrowings will mirror the maturities of the existing term loan A borrowings. The company currently expects that outstanding loans under the new credit facility will bear interest at a spread over LIBOR (initially 375 basis points for term loan A indebtedness and 450 basis points for term loan B indebtedness), and will step down depending on the company’s total leverage ratio. With respect to the term loan B indebtedness, the terms of the facility include a contractual minimum LIBOR of 1.5%. See “— Agreement to Acquire Bravo Health” above for additional information related thereto.
Off-Balance Sheet Arrangements
At September 30, 2010, we did not have any off-balance sheet arrangement requiring disclosure.
Contractual Obligations
We did not experience any material changes to contractual obligations outside the ordinary course of business during the nine months ended September 30, 2010.
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
The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at September 30, 2010 would cause these estimates to change in the near term and such a change could be material.
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
The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2010 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(5,068)	(3)%	$(2,801)
2	(3,417)	(2)	(1,865)
1	(1,728)	(1)	(931)
(1)	1,769	1	929

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.

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
In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at September 30, 2010 or December 31, 2009.
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

The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the nine months ending September 30, 2010 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$27,795
1.0	18,530
0.5	9,265
(0.5)	(9,265)
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2010 and December 31, 2009, we had the following assets that may be sensitive to changes in interest rates:

	September 30,	December 31,
Asset Class	2010	2009
	(in thousands)
Investment securities, available for sale:
Current portion	$—	$8,883
Non-current portion	267,099	13,574
Investment securities, held to maturity:
Current portion	—	13,965
Non-current portion	40,691	38,463
Restricted investments	21,553	16,375
We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the company does not intend to sell, nor expect to be required to sell, prior to maturity. At September 30, 2010, investment securities are classified as non-current assets based on the company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009, the company classified its investment securities based upon maturity dates. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At September 30, 2010 and December 31, 2009, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2010, the fair value of our fixed income investments would decrease by approximately $7.7 million. Similarly, a 1% decrease in market interest rates at September 30, 2010 would result in an increase of the fair value of our investments of approximately $7.9 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At September 30, 2010, we had $166.3 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated negative impact on pre-tax earnings and cash flows for the next twelve month period of $207,813. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.
At December 31, 2009, we had interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps converted a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million. The company designated its interest rate swaps as cash flow hedges which were recorded in the company’s consolidated balance sheet at their fair value. The fair value of the company’s interest rate swaps at December 31, 2009 were reflected as a liability of approximately $2.1 million and were included in other current liabilities in the accompanying consolidated balance sheet. In connection with the New Credit Agreement, the interest rate swap agreements were terminated and approximately $2.0 million was paid by us to the swap counterparties to settle the terminations. As of September 30, 2010, we had not taken any other action to cover interest rate risk and were not a party to any interest rate market risk management activities. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors.
Item 4: Controls and Procedures
Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of September 30, 2010, our Disclosure Controls were effective.
There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the captions “Part I — Item 1A. Risk Factors” in the 2009 Form 10-K and “Part II — Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“2010 First Quarter 10-Q”), the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks identified below and previously reported and described in our 2009 Form 10-K and 2010 First Quarter 10-Q are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.
The following risk factors are updated or otherwise revised from the 2009 Form 10-K and 2010 First Quarter 10-Q to reflect new or additional risks and uncertainties:
Our Records and Submissions to CMS May Contain Inaccurate or Unsupportable Information Regarding the Risk Adjustment Scores of Our Members, Which Could Cause Us to Overstate or Understate Our Revenue.
We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to CMS by us based on medical charts and diagnosis codes prepared and submitted to us by providers of medical care. We generally rely on providers to appropriately document and support such risk-adjustment data in their medical records and appropriately code their claims. We sometimes experience errors in information and data reporting systems relating to claims, encounters, and diagnoses. Inaccurate or unsupportable coding by medical providers, inaccurate records for new members in our plans, and erroneous claims and encounter recording and submissions could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods. Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We, or CMS through a medical records review and risk adjustment validation, may also find that data regarding our members’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our results of operations or cash flows.
In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS announced that it would regularly audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices (sometimes referred to as “Risk Adjustment Data Validation Audits” or “RADV Audits”). The Company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. In February 2010, the Company responded to the RADV Audit request by retrieving and submitting medical records supporting diagnoses codes and risk scores and, where appropriate, provider attestations. CMS has not indicated a schedule for processing or otherwise responding to the Company’s submissions.
CMS has indicated that payment adjustments resulting from its RADV Audits will not be limited to risk scores for the specific beneficiaries for which errors are found but will be extrapolated to the relevant plan population. CMS’s methodology for extrapolation remains unclear, however. Because of this lack of clarity from CMS, the Company is also currently unable to calculate with any reasonable confidence a coding or payment error rate or predict the impact of extrapolating an applicable error rate to 2007 Tennessee plan premiums. There can be no assurance, however, that the conclusion of the Tennessee RADV Audit will not result in an adverse impact to the Company’s results of operations or cash flows (which may or may not be material), or that the Company’s other plans will not be randomly selected or targeted for a RADV Audit by CMS or, in the event that another plan is so selected, that the outcome of such RADV Audit will not result in a material adverse impact to the Company’s results of operations or cash flows.

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
To the extent we complete acquisitions, we may be unable to realize the anticipated benefits from acquisitions because of operational factors or difficulties in integrating the acquisitions with our existing businesses. This may include the integration of:
•	additional employees who are not familiar with our operations;
•	new provider networks, which may operate on terms different from our existing networks;
•	additional members, who may decide to transfer to other healthcare providers or health plans;
•	disparate information technology, claims processing, and record-keeping systems; and
•	actuarial and accounting policies, including those that require a high degree of judgment or complex estimation processes, including estimates of IBNR claims, estimates of risk adjustment payments, accounting for goodwill and, intangible assets, stock-based compensation, and income tax matters.
In the event of an acquisition or investment, we may issue stock that would dilute existing stock ownership or incur additional debt that would restrict our cash flow. We may also assume known and unknown liabilities, not (or only partially) covered by acquisition agreement indemnification provisions, incur large and immediate write-offs, incur unanticipated costs, divert management’s attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities.
Additionally, with respect to the recently announced proposed acquisition of Bravo, our specific integration and execution risks in addition to those outlined above include:
•	our inexperience in the Philadelphia and Mid-Atlantic Medicare Advantage markets;
•	our inexperience with the Star+Plus program in Texas;
•	our understanding of Bravo’s regulatory compliance status, including with respect to risk scores and RADV Audits, and mitigating risks and liabilities associated therewith;
•	our ability to timely achieve anticipated cost savings through the identification and elimination of redundant personnel and systems or otherwise; and
•	our pre-acquisition review of Bravo Health’s operations, books, and records may have failed to adequately identify existing or potential risks and liabilities or our post-acquisition contractual indemnification protections, including amounts held in escrow, may be insufficient to cover such risks and liabilities.

Our Substantial Debt Obligations Pursuant to Our Amended Credit Facilities Could Restrict Our Operations.
In connection with, and conditional on, the acquisition of Bravo, we have entered into an amended and restated credit agreement (the “New Credit Agreement”) providing for an aggregate of $550.0 million in term loans and a $175.0 million revolving credit facility. Borrowings of $380.0 million under the term facilities and availability under the existing $175.0 million revolving credit facility, together with our cash on hand, will be used to fund the acquisition and expenses related thereto. This will result in substantial additional indebtedness for the Company. As of September 30, 2010, $166.3 million of debt was outstanding under the existing term loan facility and no amounts were outstanding under the revolver.
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
This indebtedness could have adverse consequences on us, including:
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and industry
•	increasing our vulnerability to general economic and industry conditions; and
•	requiring a substantial portion of cash flows from operating activities to be dedicated to debt repayment, reducing our ability to use such cash flow to fund our operations, expenditures, and future business or acquisition opportunities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2010, the Company repurchased the following shares of its common stock:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares Purchased	per Share ($)	Programs	Programs ($)
07/01/10 – 07/31/10	201	16.53	—	—
08/01/10 – 08/31/10	166	18.60	—	—
09/01/10 – 09/30/10	—	—	—	—

Total	367	17.47	—	—

Shares reflected as purchased in the table above are shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.

In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. The program is scheduled to expire on June 30, 2011. During the quarter ended September 30, 2010, the Company did not repurchase any shares pursuant to the repurchase program. As of September 30, 2010, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.
Our ability to purchase common stock and to pay cash dividends is limited by our credit agreements, including the New Credit Agreement, as amended in anticipation of the Bravo acquisition. As a holding company, our ability to repurchase common stock and to pay cash dividends is also dependent on the availability of cash dividends from our regulated insurance subsidiaries, which are restricted by the laws of the states in which we operate and CMS, as well as limitations under our credit agreement.
Item 3. Defaults Upon Senior Securities.
Inapplicable.
Item 5. Other Information.
Inapplicable.
Item 6. Exhibits.
See Exhibit Index following signature page.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.
Date: October 29, 2010	By:	/s/ Karey L. Witty
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of August 26, 2010, by and among the Company, BHI Acquisition Corporation, Bravo Health, Inc., and Shareholder Representative Services, LLC (1)

10.1
Amendment and Restatement Agreement, dated as of October 22, 2010, by and among HealthSpring, Inc., as borrower, certain subsidiaries of HealthSpring, Inc., as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., as administrative agent, including the Restated Credit Agreement attached as Exhibit A thereto (2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed August 31, 2010.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 28, 2010.