Form 10-K
period 2010-12-31
HealthSpring, Inc.
filed 2011-02-25
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting Company)
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2010, was approximately $817.3 million. For the purposes of this disclosure only, the registrant has included shares beneficially owned by its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock, as of such date, as stock held by affiliates of the registrant, notwithstanding that such persons may disclaim affiliate status.
As of February 22, 2011 there were 57,847,559 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Page

PART I	2

Item 1. Business	2

Item 1A. Risk Factors	22

Item 1B. Unresolved Staff Comments	38

Item 2. Properties	38

Item 3. Legal Proceedings	39

PART II	39

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39

Item 6. Selected Financial Data	42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	65

Item 8. Financial Statements and Supplementary Data	67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109

Item 9A. Controls and Procedures	109

Item 9B. Other Information	110

PART III	111

Item 10. Directors, Executive Officers and Corporate Governance	111

Item 11. Executive Compensation	111

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111

Item 13. Certain Relationships and Related Transactions and Director Independence	111

Item 14. Principal Accountant Fees and Services	112

PART IV	113

Item 15. Exhibits and Financial Statement Schedules	113

Exhibit 10.7
Exhibit 10.8
Exhibit 10.18
Exhibit 10.19
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions concerning our prospects, objectives, plans, or intentions are forward-looking statements. All statements made related to our estimated or projected members, revenues, medical loss ratios, medical expenses, profitability, cash flows, access to capital, compliance with statutory capital or net worth requirements, payments from or to The Centers for Medicare and Medicaid Services, litigation settlements, expansion and growth plans, sales and marketing strategies, new products or initiatives, information technology solutions, and the impact of existing or proposed laws or regulations described herein are forward-looking statements. The Company cautions that forward-looking statements involve known and unknown risks, uncertainties, and other factors, including those described in “Item 1A. Risk Factors,” that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

PART I

Item 1.	Business
Overview
HealthSpring, Inc., incorporated under the laws of the state of Delaware in 2004, is a managed care organization operating in the United States whose primary focus is Medicare, the federal government-sponsored health insurance program primarily for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Pursuant to the Medicare program, Medicare-eligible beneficiaries may receive healthcare benefits, including prescription drugs, through a managed care health plan. Medicare premiums, including premiums paid pursuant to our stand-alone prescription drug plans, accounted for substantially all of our revenue in 2010.
Our concentration on Medicare, and the Medicare Advantage program in particular, provides us with opportunities to understand the complexities of the Medicare program, design competitive products, better manage medical costs, and offer high quality healthcare benefits to Medicare beneficiaries in our service areas. Our Medicare Advantage experience also allows us to create coordinated care structures of comprehensive networks of local hospitals and physicians. We attempt to center our networks on a primary care physician, or PCP, who is experienced and effective in managing the healthcare needs of the Medicare population and align to our incentives with those of the PCP through a payment structure that rewards cost-effective care and improved outcomes.
As of December 31, 2010, we operated Medicare Advantage plans in Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia. As of December 31, 2010, our Medicare Advantage plans had over 304,000 members.
We offer prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to providing other medical benefits, which we refer to as our “MA-PD” plans. We also operate both national and regional stand-alone prescription drug plans in accordance with Medicare Part D, which we refer to as our “PDPs.” As of December 31, 2010, our PDPs had over 724,000 members, substantially all of which were automatically assigned to us by The Centers for Medicare and Medicaid Services, or CMS, in connection with CMS’s annual premium bid process.
Our corporate headquarters are located at 9009 Carothers Parkway, Suite 501, Franklin, Tennessee 37067, and our telephone number is (615) 291-7000. Our corporate website address is www.healthspring.com. Information contained or accessible on our website is not incorporated by reference into this report, and we do not intend for the information on or linked to our website to constitute part of this report. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports on our website, free of charge, to individuals interested in obtaining such reports. The reports can be accessed at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The public may also read and copy these materials at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549 or on their website at http://www.sec.gov. Questions regarding the operation of the public reference room may be directed to the SEC at 1-800-732-0330. References to “HealthSpring,” “the Company,” “we,” “our,” and “us” refer to HealthSpring, Inc., together with our subsidiaries and our predecessor entities, unless the context suggests otherwise.
Bravo Health Acquisition
On November 30, 2010, HealthSpring acquired all the of the outstanding stock of Bravo Health, Inc. (“Bravo Health”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. HealthSpring acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing positive or negative adjustment based on a calculation relating to, among other things, the statutory net worth of Bravo Health’s regulated subsidiaries as of the closing. Any such positive adjustment, which is expected to be paid by HealthSpring in June 2011, will not exceed $10.0 million. HealthSpring’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand.

As of November 30, 2010, Bravo Health had 105,455 Medicare Advantage members and 300,969 PDP members.
The Medicare Program and Medicare Advantage
Medicare is the health insurance program primarily for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice, and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for paying deductibles and copayments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and certain other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium, which was $96.40 for most beneficiaries in 2010, that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a deductible, which was $155.00 in 2010. To fill the gaps in traditional fee-for-service Medicare coverage, individuals may purchase Medicare supplement products, commonly known as “Medigap,” to cover deductibles, copayments, and coinsurance.
Initially, Medicare was offered only on a fee-for-service basis, which continues as an option for Medicare beneficiaries today. According to CMS data, there were approximately 47.4 million people eligible for Medicare in December 2010. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician accepting Medicare patients and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary.” Subject to limited exceptions, Medicare fee-for-service does not cover transportation, eyeglasses, hearing aids, and certain preventive services, such as annual physicals and wellness visits, although legislation permits the Secretary of the Department of Health and Human Services to extend fee-for-service coverage to certain additional preventive services that are reasonable and necessary for the prevention or early detection of an illness or disability.
As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a private fee-for-service, or PFFS, plan, a preferred provider organization, or PPO, or a coordinated care plan such as our Medicare Advantage plans. The current Medicare managed care program was established in 1997 when Congress created Medicare Part C. Pursuant to Medicare Part C (and, as of January 1, 2006, Medicare Part D), Medicare Advantage plans contract with CMS to provide benefits that are at least comparable to those offered under the traditional Medicare fee-for-service program in exchange for a fixed monthly premium payment per member from CMS. CMS reimburses health plans participating in the Medicare Advantage program pursuant to a risk adjustment payment methodology based on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from hospital outpatient services and physician visits, gender, age, and eligibility status. All Medicare Advantage plans are required to capture, collect, and report the necessary diagnosis code information to CMS on a regular basis, which information is subject to review and audit for accuracy by CMS. The monthly premium varies based on the county in which a member resides, as adjusted to reflect the member’s demographics and risk scores. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare beneficiaries, including additional preventive services and vision benefits. Medicare Advantage plans typically have lower deductibles and copayments than traditional fee-for-service Medicare, and plan members generally do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits in coordinated care plans such as ours, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Many Medicare Advantage plans have no monthly premiums. In some geographic areas, however, and for plans with greater benefits or more open access to providers, members may be required to pay a monthly premium. PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than coordinated care Medicare Advantage plans such as ours allow, which typically require members to coordinate care through a PCP. PFFS plans and PPOs may, however, require higher copayments than coordinated care Medicare Advantage plans.

The 2003 Medicare Modernization Act
In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. MMA increased the amounts payable to Medicare Advantage plans such as ours and added a Medicare Part D prescription drug benefit, as further described below. In addition, MMA allowed various new Medicare Advantage products, including PFFS plans and regional PPOs that allow enrollees increased flexibility in selecting providers outside a designated network.
One of the goals of MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. According to CMS data, enrollment in Medicare Advantage plans has increased from 5.3 million in December 2003 (pre-MMA) to approximately 11.9 million members in December 2010. Under MMA, Medicare Advantage plans are required to use increased payments to improve the healthcare benefits that are offered, reduce premiums, or strengthen provider networks.
Prescription Drug Benefit. As part of MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. According to CMS reports, as of December 31, 2010, approximately 28.2 million senior citizens were receiving their prescription drugs under the Medicare program, 17.9 million of which were in stand-alone prescription drug plans. The Medicare Part D prescription drug benefit is subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the losses and any gains of the drug plans and by reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for specified low-income beneficiaries, including dual-eligible beneficiaries.
The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees can elect to participate in either our combined medical and drug products, or MA-PD, or our stand alone PDPs while fee-for-service beneficiaries are able to purchase a PDP from a list of CMS-approved PDPs available in their area, including our PDPs. Our Medicare Advantage members were automatically enrolled in our MA-PD plans as of January 1, 2006 unless they chose another provider’s prescription drug coverage or one of our other plan options without drug coverage. Any Medicare Advantage member enrolling in a stand-alone PDP, however, is automatically disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. Certain dual-eligible beneficiaries are automatically enrolled with approved PDPs in their region, including our PDPs, as described below.
Under the standard Part D drug coverage for 2011, beneficiaries who are not eligible for low income subsidies pay a $310 annual deductible, coinsurance payments equal to 25% of the drug costs between $310 and the annual coverage limit of $2,840, and all drug costs between $2,840 and $6,447.50, which is commonly referred to as the Part D “gap.” After a beneficiary incurs $4,550 in out-of-pocket drug expenses, 95% of the beneficiary’s remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage prescribed by law. The deductible, copay, and coverage amounts are adjusted by CMS on an annual basis. Beginning in 2011, PPACA (as defined below) provides for certain pharmaceutical manufacturer discounts and federal subsidies, phased in over time, to cover the costs of prescription drugs purchased in the gap, gradually reducing the beneficiary’s coinsurance rate in the gap from 100% to 25% by 2020. As an additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage organization is required to offer at least one Part D prescription drug plan. We currently offer prescription drug benefits through our national and regional PDPs and through our MA-PD plans in each of our markets.

Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans generally receive higher premiums from CMS for dual-eligible members, primarily because a dual-eligible member tends to have a higher risk score corresponding to his or her higher medical costs. Pursuant to MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Companies offering stand-alone PDPs with bids at or below the CMS low income subsidy premium benchmark receive a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region. Substantially all of our PDP members result from CMS’s auto-enrollment of dual-eligibles. Beginning in 2011, PDPs may also waive de minimis premium amounts bid in excess of the low income benchmark in order to avoid the reassignment of members.
Medicare Premium Rates. Since January 1, 2006, CMS has used a rate calculation system for Medicare Advantage plans based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is a calculation derived from CMS’s estimated fee-for-service expenses and adjusted annually for medical inflation and other adjustment factors, is known as the “benchmark” amount. On average, in many counties, including some in which our members reside, the benchmark amount is substantially higher than CMS’s current estimate of per beneficiary fee-for-service expenses. Local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, adjusted based on county of residence and members’ risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits and CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which has made such plans charging premiums less attractive to potential members.
The Medicare Improvements for Patients and Providers Act of 2008
In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, commonly referred to as MIPPA. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on the solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on special needs plans, increased penalties for reimbursement delays by Medicare Part D plans, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office, or CBO, has estimated that the Medicare Advantage provisions of MIPPA will reduce federal spending on Medicare Advantage by $48.7 billion over the 2008-2018 period.
Patient Protection and Affordable Care Act of 2010
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) was signed into law. PPACA changes how health care services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments. In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. PPACA contains provisions that have and will continue to impact Medicare Advantage programs and PDPs such as ours.
It is difficult to predict with any reasonable certainty the impact on the Company of PPACA due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment. Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law. Court challenges and legislative efforts could also revise or eliminate all or portions of PPACA. More than 20 challenges to PPACA have been filed in federal courts. Some federal district courts have upheld the constitutionality of PPACA or dismissed cases on procedural grounds. Others have found the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either declared PPACA void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal and it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.

Assuming PPACA is implemented as enacted, Medicare Advantage and PDP programs will be impacted in a variety of ways, including the following:
Reduced Medicare Premium Rates. Beginning with the 2011 contract year, PPACA provides for significant reductions to payments to Medicare Advantage plans. As required by PPACA, Medicare Advantage basic capitation rates for 2011 will remain at 2010 levels. Coupled with negative risk factor adjustments, and other adjustments, the net effect will be a slight decline in 2011 Medicare Advantage premium rates as compared to 2010 rates (before taking into account any positive effect from increased risk-based rate adjustments), notwithstanding the CMS-acknowledged anticipated rise in medical cost trends. Moreover, PPACA makes the coding intensity adjustment permanent, resulting in a mandated minimum reduction in risk scores of 4.71% in 2014, increasing by at least 0.25% annually until 2019, when the risk score reduction shall not be less than 5.7%.
Beginning in 2012, PPACA mandates that Medicare Advantage “benchmark” rates transition over a period of two to six years to Medicare fee-for-service parity (generally targeted as CMS’s calculated average capitation cost for Medicare Part A and Part B benefits in each county). PPACA divides counties in quartiles based on such counties’ costs for fee-for-service Medicare. For counties in the highest cost quartile, the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs. The Company estimates that over 80% of its current membership resides in the highest cost quartile counties and, accordingly, the premiums for such members will be transitioned under PPACA to 95% of Medicare fee-for-service costs.
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.
Beginning with 2012 plan years, PPACA changed the annual enrollment period, which for 2012 will begin on October 15, 2011 and end on December 7, 2011. Previously, open enrollment was from November 15 to December 31. Also beginning on January 1, 2011, PPACA mandates that persons enrolled in Medicare Advantage may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service rather than another Medicare Advantage plan. Prior law allowed a member to disenroll during the first 90 days of the year and enroll in another Medicare Advantage plan, which has been a traditional source of growth for our plans’ membership.
Minimum MLRs. Beginning in 2014, PPACA prescribes a minimum medical loss ratio, or MLR, of 85% for the amount of premium revenue to be expended on medical costs. Financial and other penalties may result from failing to achieve the minimum MLR ratio, including requirements to refund shortfalls in medical costs to CMS and termination of a plan’s Medicare Advantage contract for prolonged failure. For the year ended December 31, 2010, our reported Medicare Advantage plan MLR as traditionally calculated was substantially below 85%. On November 22, 2010, the Department of Health & Human Services, or DHHS, issued rules clarifying the definitions and minimum MLR requirements, but only as applicable to certain commercial health plans. Although these rules are not applicable to Medicare Advantage plans, they determine MLR by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). There can be no assurance that CMS will not interpret the MLR requirement in the same manner for Medicare Advantage plans, however.
CMS Star Ratings. CMS currently rates Medicare Advantage and Part D plans on certain quality metrics using a five-star rating system. Under PPACA, beginning in 2012, Medicare Advantage plans with a rating of four or five stars will be eligible for a “quality bonus” in their basic capitation premium rates (1.5% in 2012, phasing to 5% in 2014 and beyond). On November 10, 2010, CMS announced an acceleration of the bonus program, described as the “Quality Bonus Payment Demonstration.” All Medicare Advantage plans are automatically enrolled in this three year demonstration program, which begins in 2012. Under the Quality Bonus Payment Demonstration, bonus payments will be made to plans with at least a three star rating (scaling from 3.0% for three stars to 5.0% for five stars). For 2011, which determines bonus payments for 2012, the Company has 12 plans with 3.0 stars, one plan with 3.5 stars, and two plans with 4.0 stars. Also beginning in 2012, a plan’s star ratings will affect the rebate available to a plan. The rebate is based on the difference between a plan’s bid and the relevant benchmark set by CMS. Currently, if the bid comes in below the benchmark, then the plan is given 75% of that difference, which is called a “rebate.” The rebate can be used to decrease members’ costs or add benefits to the plan. Under PPACA, plans with the highest star rating (4.5 or higher) will have their rebate percentage reduced to 70% by 2014, plans with a star rating of 3.5 or 4.0 will have their rebate percentage reduced to 65% by 2014, and plans with a star rating of 3.0 or below will have their rebate percentage reduced to 50% by 2014.

Federal Premium Tax. Beginning in 2014, PPACA imposes an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. The Company’s share of the new tax each year will be based on our pro rata percentage of premiums compared to the industry as a whole.
Fraud and Abuse Enforcement. PPACA includes provisions for increased fraud and abuse enforcement, including additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste, and abuse. In addition, PPACA expands the Recovery Audit Contractor, or RAC, program to include Medicare Advantage and PDP plans. Under the RAC program, CMS contracts with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments.
Products and Services
As of December 31, 2010, we offered Medicare Advantage health plans, including MA-PD, in local service areas in 11 states and the District of Columbia and national and regional stand-alone PDPs. We also offer management services to independent physician associations in our Alabama, Tennessee, and Texas markets, including claims processing, provider relations, credentialing, reporting, and other general business office services.
Medicare Advantage Plans. Our Medicare Advantage plans cover Medicare eligible members with benefits that are at least comparable to those offered under traditional Medicare fee-for-service. Through our plans, we have the flexibility to offer benefits not covered under traditional fee-for-service Medicare. Our plans are designed to be attractive to seniors and offer a broad range of benefits that vary across our markets and service areas but may include mental health benefits, vision and hearing benefits, transportation services, preventive health services such as health and fitness programs, routine physicals, various health screenings, immunizations, chiropractic services, and mammograms. We offer prescription drug benefits in accordance with Medicare Part D to our Medicare Advantage plan members, in addition to providing other medical benefits.
Most of our Medicare Advantage members pay no monthly premium but are subject in some cases to copayments and deductibles, depending upon the market and benefit. Our Medicare Advantage members are required to use a PCP within our network of providers, except in limited cases, including emergencies, and generally must receive referrals from their PCP in order to see a specialist or other ancillary provider. In addition to our typical Medicare Advantage benefits, we offer several different types of special needs zero premium, zero copayment plans, or SNPs, to dual-eligible individuals and to institutions and chronic care plans targeting individuals with chronic conditions such as diabetes in certain of our markets.
The amount of premiums we receive for each Medicare Advantage member is established by contract, although the rates vary according to a combination of factors, including upper payment limits established by CMS, a member’s county, age, gender, and eligibility status, and is further adjusted based on the member’s risk score. During 2010, our Medicare Advantage (including MA-PD) per member per month, or PMPM, premiums across our service areas (not including Bravo Health service areas) ranged from approximately $665 to approximately $1,245. In addition to the premiums payable to us, our contracts with CMS regulate, among other matters, benefits provided, quality assurance procedures, and marketing and advertising for our Medicare Advantage and PDP products.

PDPs. On January 1, 2006, we began offering prescription drug benefits on a stand-alone basis in accordance with Medicare Part D in each of our markets, which we expanded to all 50 states and the District of Columbia in 2007. Our PDPs offers in-network prescription drug coverage, subject to limitations in certain circumstances, and use specific prescription drug formularies. Under our PDP program, members pay a monthly premium depending upon their residence in the relevant CMS PDP region. For 2011, our PDP monthly premiums range from $24.40 to $51.00. Different out-of-pocket costs, in the form of federal subsidies, may apply for specified low income and other beneficiaries. For PDP members who do not qualify for a federal subsidy, our PDPs have a $310 in-network annual deductible, after which members pay 25% of the costs of prescription drugs until total drug costs reach $2,840. After exceeding this amount, members receive a discount on brand name drugs and pay 93% of the plan’s costs for all generic drugs until out-of-pocket costs reach $4,550. After annual out-of-pocket costs reach $4,550, members pay the greater of a $2.50 copay for generic drugs and $6.30 copay for all other drugs or 5% coinsurance. Members may purchase prescription drugs from an out-of-network pharmacy only in certain limited circumstances. In such instances, the cost sharing at a network pharmacy will apply, plus the difference between the out-of-network pharmacy price and in-network pharmacy price.
For 2010, our PDP bid was below the benchmark in 24 of the 34 CMS PDP regions. For 2011, our PDP bids were below the relevant benchmarks, and therefore we retained existing membership and were qualified for auto-assignment of new members, in 26 of the 34 CMS PDP regions. In addition, under CMS’s de minimis rules, our PDPs also retained existing membership in 4 of CMS’s regions. Of our December 31, 2010 PDP membership of 724,394, approximately 33.1% reside in the 11 states or the District of Columbia where we offer Medicare Advantage plans. Substantially all of our stand-alone PDP members result from CMS’s assignment of dual-eligibles.
Medicaid-Texas STAR+PLUS Program. In May 2010, the Texas Health and Human Services Commission (“HHSC”) announced that Bravo Health’s Texas health plan was one of two plans selected under the Texas Medicaid STAR+PLUS program to provide health care coverage to seniors and other persons with disabilities in the six-county service area in and around Fort Worth, Texas. Although the program, as originally designed, contemplated our serving Texas STAR+PLUS members beginning on February 1, 2011, we were notified by HHSC in December 2010 that Bravo Health was being placed on temporary enrollment suspension because of HHSC’s concerns about Bravo Health’s ability to accurately process acute and long term services and support claims. Since that time, Bravo Health has worked diligently with HHSC and successfully passed several HHSC readiness reviews. Accordingly, the Company now expects to begin serving STAR+PLUS members on May 1, 2011. At that time, STAR+PLUS members in the service area will be provided the opportunity to choose between our and the other health plan.
Our Medicare Plans
We operate our health plans, including our PDPs, primarily through our health maintenance organization, or HMO, and accident and health insurance subsidiaries. Each of such subsidiaries is regulated by the department of insurance, and in some cases the department of health, in each state in which it operates. In addition, we own and operate non-regulated management Company subsidiaries that provide administrative and management services to our HMO and regulated insurance subsidiaries in exchange for a percentage of the regulated subsidiaries’ revenue pursuant to management agreements and administrative services agreements. Management services provided to the regulated subsidiaries include:
•	negotiation, monitoring, and quality assurance of contracts with third party healthcare providers;
•	medical management, credentialing, marketing, and product promotion;
•	support services and administration;
•	financial services; and
•	claims processing and other general business office services.

The following table summarizes our Medicare Advantage (including MA-PD) and PDP membership as of the dates indicated:

	December 31,
	2010 (1)	2009	2008
Medicare Advantage Membership
Alabama	30,148	31,330	29,022
Florida	37,022	32,606	27,568
Pennsylvania	63,044	—	—
Tennessee	65,533	58,252	49,933
Texas	71,105	51,201	43,889
Other (2)	37,752	15,852	11,670

Total	304,604	189,241	162,082

Medicare Stand-Alone PDP Membership	724,394	313,045	282,429

(1)	The Company acquired Bravo Health on November 30, 2010. Bravo Health membership as of November 30, 2010 consisted of 105,455 Medicare Advantage members and 300,969 PDP members.

(2)	For 2010, includes Delaware, Georgia, Illinois, Maryland, Mississippi, New Jersey, and the District of Columbia. For 2009 and 2008, includes Illinois and Mississippi.
Set forth below is a description of each of the primary markets in which we offer our Medicare Advantage plans.
Alabama
We began operations in Alabama in November 2002 when we purchased an HMO with approximately 23,000 commercial members and approximately 2,800 Medicare members in two counties. In 2005, we expanded our Alabama service area to substantially all of the state. In 2008, we reduced our Medicare Advantage service area in Alabama from 33 to 21 counties. As of December 31, 2010, we had approximately 30,100 Medicare Advantage members in Alabama.
In 2006, we discontinued offering commercial benefits to new individuals and small group employers in Alabama. As of December 31, 2010, there were approximately 300 commercial members participating in our large group employer plan in Alabama.
Based upon the number of members, we believe we are the third largest Medicare Advantage provider in Alabama. Our primary competitors include Blue Cross Blue Shield of Alabama, Humana Inc., UnitedHealth Group, and VIVA Health, Inc., a member of the University of Alabama at Birmingham Health System.
Florida
On October 1, 2007, we acquired LMC Health Plans, which had approximately 25,800 members as of that date. As of December 31, 2010, LMC Health Plans had approximately 37,000 members. As part of the acquisition, we entered into an exclusive long-term provider contract with Leon Medical Centers, Inc. (“LMC”), which currently operates seven Medicare-only medical clinics located in Miami-Dade County and has over a 14-year history of providing medical care and customer service to the Hispanic community of South Florida. Services offered in the medical clinics include primary care, specialty-care, dental, vision, radiology, and pharmacy services as well as transportation for members to and from the clinics. In 2009, we began offering Medicare Advantage plans in two counties in the Florida panhandle, which are managed with our Alabama operations given their proximity to Mobile, Alabama.
We believe LMC Health Plans’ primary competitors in Miami-Dade County include AvMed, Inc., Care Plus, Inc. (an affiliate of Humana), Humana, Inc., Medica Health Plans, Inc., and Preferred Care Partners, Inc.

Pennsylvania
We began operations in Pennsylvania when we acquired Bravo Health on November 30, 2010. As of December 31, 2010, we had approximately 63,000 Medicare Advantage members in 10 Pennsylvania counties, most of whom reside in the greater Philadelphia area. Based upon the number of members, we believe we are the largest Medicare Advantage provider in Philadelphia. We believe our primary competitors in our service areas in Pennsylvania include Aetna Inc., Highmark Inc., and Independence Blue Cross.
Tennessee
We began operations in Tennessee in September 2000 when we purchased a 50% interest in an HMO in the Nashville, Tennessee area that offered commercial and Medicare products. When we purchased the plan, it had approximately 8,000 Medicare Advantage members in five counties and 22,000 commercial members in 27 counties. We purchased the balance of the interests in the HMO in 2003 and 2005. Our Tennessee market is primarily divided into three major service areas, including Nashville/Middle Tennessee, Memphis/West Tennessee, and Chattanooga/East Tennessee.
As of December 31, 2010, we had approximately 65,500 Medicare Advantage members in 32 Tennessee counties. In 2008, in selected Middle Tennessee counties, we began offering tiered network products providing Medicare Advantage members the option of joining a “preferred” network of highly organized PCPs offering enhanced benefits or a separate network with reduced benefits and a monthly premium. Beginning with the 2010 benefit year, this method of network tiering was expanded to include East and West Tennessee. In 2010, we also commenced operations of Medicare Advantage plans in three counties in Northern Georgia, which we consider to be part of the Chattanooga service area.
Based upon the number of members, we believe we are the largest Medicare Advantage provider in the State of Tennessee. We believe our primary competitors in our service areas in Tennessee include Blue Cross Blue Shield of Tennessee, Humana Inc., UnitedHealth Group, and Windsor Health Group, Inc.
Texas
We began operations in Texas in November 2000 as an independent physician association management company. We began operating an HMO in Texas in November 2002 when we acquired approximately 7,800 Medicare members in greater metropolitan Houston from a managed care plan in state receivership.
As of December 31, 2010, we had approximately 71,100 Medicare Advantage members in 44 Texas counties. Our Texas market is primarily divided into three major service areas in and around the greater Houston and Dallas — Fort Worth areas and the Rio Grande Valley. Effective October 1, 2008, the Company acquired the Medicare Advantage contract from Valley Baptist Health Plan operating in three counties in the Rio Grande Valley and consisting of approximately 2,700 members and entered into a contract with Valley Baptist Health System to provide services to the members. In 2009, we expanded to 13 counties in and around Dallas — Fort Worth and the county around Lubbock. In 2010, our acquisition of Bravo Health resulted in our entrance into the two new market areas of San Antonio and El Paso and additional counties in the Dallas/Fort Worth service area. The Bravo Health acquisition increased the total number of Texas counties in which we offer Medicare Advantage plans by six and added approximately 23,000 new Medicare Advantage members.
We believe our primary competitors in our Texas service areas include Humana Inc., KelseyCare Advantage, UnitedHealth Group, and Universal American Corp.
Medical Health Services Management and Provider Networks
To achieve our goal of ensuring high quality, cost-effective healthcare, we have established various quality management programs. Our quality programs focus on key quality areas to enhance the delivery and quality of care within our networks and to our members. We monitor our progress on these initiatives by reference, in part, to Healthcare Effectiveness Data and Information Set (HEDIS) and National Committee for Quality Assurance (NCQA) quality standards. Our quality management programs integrate comprehensive case management, quality of care, and utilization management programs into one overall program to better coordinate the care of our members.

We have implemented case management programs that provide more efficient and effective use of healthcare resources for our members. These programs are designed to improve outcomes for members with chronic conditions through use of evidence-based guidelines, coordinating fragmented healthcare systems to reduce healthcare duplication, providing “gate-keeping” services, and improving collaboration with physicians. A key focus of these programs is the coordination of care transitions among care settings and targeted reduction in readmissions. We utilize on-site critical care intensivists, hospitalists, and concurrent review nurses who manage the transitions to and from outpatient care, hospitalization, rehabilitation, or home care. Our chronic care program focuses on care management, both telephonic and in-person, and treatment of our members with specific high risk or co-morbid chronic conditions such as congestive heart failure, respiratory and asthma-related conditions, end stage renal disease, diabetes, and certain other conditions.
We have initiated a program designed to provide comprehensive examinations for our members by medical providers within the community. This process allows the member to be evaluated for care and case management concerns and be referred for further care within the community. This program has been active in certain of our markets for almost two years.
In 2009, we began contracting behavioral health services networks, rather than outsourcing such services on a turnkey basis, in order to better coordinate the medical and behavioral aspects of care for our population. We now have contracted with an extensive network of behavioral health providers, developed a centralized telephonic case management unit, and placed community-based case managers within key areas of our markets to provide face-to-face services to our members.
We have information technology systems that support our quality improvement and management activities by allowing us to identify opportunities to improve care and track the outcomes of the services provided to achieve those improvements. We utilize this information as part of our monthly analytical reviews and to enhance our preventive care and case management programs.
Additionally, we internally monitor and evaluate, and seek to enhance, the performance of our providers. Our related programs include:
•	review of utilization of preventive measures and case management resources and related outcomes;
•	member satisfaction surveys;
•	patient safety initiatives;
•	integration of pharmacy services;
•	pharmacy patient safety initiatives;
•	review of grievances and appeals by members and providers;
•	orientation visits to, and site audits of, select providers;
•	ongoing provider and member education programs; and
•	medical record reviews.
As more fully described below under “ — Provider Arrangements and Payment Methods,” our reimbursement methods are also designed to encourage providers to utilize preventive care and our other disease and case management services in an effort to improve clinical outcomes.

The following table shows the number of primary care physicians, acute care hospitals, and specialists and other ancillary providers participating in our Medicare Advantage networks as of December 31, 2010:

			Specialists
			and Other
	Primary Care		Ancillary
Market	Physicians	Hospitals	Providers
Alabama	646	46	2,848
Florida	126	17	877
Pennsylvania	2,953	53	8,608
Tennessee	1,609	60	7,519
Texas	3,084	142	10,808
Other (1)	2,988	88	8,681

Total	11,406	406	39,341

(1)	Includes Georgia, Illinois, Maryland, Mississippi, New Jersey, and the District of Columbia.
We maintain a “partnership-for-quality” program that offers financial incentives to medical practices that meet clinical care improvement goals, along with onsite resources and support that typically includes IT support and an in-office practice coordinator, usually a nurse that is dedicated to serving our members. Bravo Health has been operating a similar “network quality improvement program” designed to measure and reward PCPs’ improvements in quality metrics. We believe these initiatives are leading to significant, broad based improvement in the quality and consistency of care provided to our members, along with increases in key preventive measures (including mammograms, diabetic exams, and vaccinations) and decreases in members’ emergency room visits, hospitalizations, and total medical expenses.
We currently operate three LivingWell Health Centers. The first center opened in Middle Tennessee in December 2006. A second center opened in Mobile, Alabama in October 2007. The third center opened in August 2008 in Houston, Texas. The centers are designed with the Medicare member in mind, and the physical space is easily accessible to patients, with wide corridors and doors, adjacent parking or valet service, and open reception areas. Members receive care from an expanded care team, which includes their physician, nurse practitioner, a nurse, a pharmacist, and nurse educator. An electronic medical record ensures that information is shared among all the care providers. The centers also offer a range of social and community events tailored to meet the needs of our Medicare members. We believe the centers improve member satisfaction, service levels, and clinical outcomes and provide for a more satisfying and cost-efficient manner for the physician to deliver care. We continue to believe and see evidence that the member experience in LivingWell Health Centers will give us an advantage over our competitors not offering clinics. More recently, HealthSpring opened three LivingWell “practices.” These practices incorporate the principles of the larger stand-alone centers, while allowing the member to continue to see their PCP in a physician office setting. The Living Well practices provide similar services of a nurse practitioner, a pharmacist, and nurse educator to the member, as well as, we believe, increased access to care, better coordination of care, and enhanced quality through adherence to evidence-based guidelines, monitoring of key health metrics, and education on medication compliance and use.
In November 2010, we completed our acquisition of Bravo Health. Bravo Health utilizes approaches to physician engagement and services that are similar to ours. Bravo Health Advanced Care Centers, or ACCs, similar in concept to our Living Well Health Centers, are free-standing outpatient facilities supporting Bravo Health’s PCPs and participating hospitals. The ACCs, through their on-staff physician hospitalists, are capable of providing complex and immediate acute care for many conditions as an alternative to hospital emergency departments. They are also supported by Bravo Health’s telephonic case management, disease management, and social work programs.
Generally, we contract for pharmacy services through unrelated pharmacy benefits managers, or PBMs, who are reimbursed at a discount to the “average wholesale price” or “maximum allowable cost” for the provision of covered outpatient drugs. We also pay our PBMs claims processing, administrative, and other program-related fees. Pursuant to contracts between the Company and pharmaceutical companies, we are entitled to share in drug manufacturers’ rebates based on pharmacy utilization relating to certain qualifying medications.

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
In some markets, we have entered into semi-exclusive arrangements with provider organizations or networks. For example, in Texas we have partnered with Renaissance Physician Organization, or RPO, a large group of 13 independent physician associations with over 1,300 physicians, including approximately 450 PCPs, and approximately 33,000 enrolled members located primarily in and around the Houston, Texas metropolitan area. In South Florida, pursuant to our exclusive arrangement with LMC, LMC provides services to our members at its seven medical clinics, including primary care, specialty care, dental, vision, radiology, and pharmacy services, as well as transportation for our members to and from the clinics. These arrangements increase our level of engagement with our providers and allow us to offer a high quality of care to our members while more effectively managing our medical expense.
We strive to be the preferred Medicare Advantage partner for providers in each market we serve. In addition to risk-sharing and other incentive-based financial arrangements, we seek to address administrative and resource issues commonly experienced by physicians, particularly PCPs, and to promote a provider-friendly relationship by paying claims promptly, providing periodic performance and efficiency evaluations, providing convenient, web-based access to eligibility data and other information, together with additional IT support, and offering additional clinical and point-of-care support. By fostering a collaborative, interactive relationship with our providers, we are better able to gather data relevant to improving the level of preventive healthcare available under our plans, monitor the utilization of medical treatment and the accuracy of patient encounter data, risk coding, and the risk scores of our plans and otherwise ensure our contracted providers are providing high-quality and timely medical care.
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
Our providers must satisfy specific criteria, such as licensing, credentialing, patient access, office standards, after-hours coverage, and other factors. Our participating hospitals must also meet specific criteria, including accreditation criteria established by CMS. Additionally, we are focusing on ensuring that our providers are educated on industry quality measures (such as HEDIS and NCQA), particularly as they pertain to the CMS five-star ratings system.
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
We have a risk-sharing arrangement with LMC, our exclusive clinic model provider in South Florida, whereby we annually adjust such advance amounts based on our annual institutional and professional MLR for LMC Health Plan members.
In a limited number of cases, we may be at risk for medical expenses above and beyond a negotiated amount (a so-called “stop-loss” provision), which amount is typically calculated by reference to a percentage of billed charges, in some cases back to the first dollar of medical expense. When our members receive services for which we are responsible from a provider with whom we have not contracted, such as in the case of emergency room services from non-contracted hospitals, we generally attempt to negotiate a rate with that provider. In the case of a Medicare patient who is admitted to a non-contracting hospital, we are obligated to pay the amount that the hospital would have received from CMS under traditional fee-for-service Medicare. In non-Medicare cases or where specifically provided in a provider contract, we may be obligated to pay the full rate billed by the provider.
Sales and Marketing Programs
Medicare Advantage enrollment is generally a decision made individually by the member. Accordingly, our sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues. To date, we have not actively marketed our PDPs and have relied primarily on auto-assignments of dual-eligibles by CMS. As of December 31, 2010, our sales force consisted of approximately 2,500 appointed third party agents and 200 internal licensed sales employees. For certain of our markets, our third party agents are not exclusive to our plans. All of our third party sales agents are compensated on a commission basis that we believe is in accordance with CMS regulations.
Our sales and marketing programs include an integrated multimedia advertising campaign that features the Company’s actual members. Campaigns are tailored to each of our local service areas and are designed with the goal of educating, attracting, and retaining members and providers. In addition, we seek to create ethnically and culturally competent marketing programs, where appropriate, that reflect the diversity of the areas that we serve. In addition to traditional marketing methods, including direct mail, radio, television, internet and other mass media, and cooperative advertising with participating hospitals and medical groups to generate leads, we also hold educational meetings in churches and community centers and in coordination with government agencies. Consistent with applicable requirements, we regularly participate in local community health fairs and events and seek to become involved with local senior citizen organizations to promote our products and the benefits of preventive care.

Our marketing and sales activities are regulated by CMS and other governmental agencies. CMS has oversight over all, and has imposed advance approval requirements with respect to, marketing materials used by our Medicare Advantage plans, and our sales activities are limited to activities such as conveying information regarding benefits, describing the operations of managed care plans, and providing information about eligibility requirements. CMS expanded the list of prohibited activities beginning in 2009 to include providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling. Additionally, the scope of all marketing appointments with potential beneficiaries and products to be discussed must be agreed to by the beneficiary in advance of the meeting. All Medicare Advantage plans are required to have the plan type included in the plan name.
The activities of our third-party brokers and agents are also heavily regulated. CMS requires all agents, brokers, and other third parties to be trained annually and to complete annual testing regarding Medicare Advantage marketing rules. We require background checks and maintain active and ongoing training and oversight of all employed and contracted sales representatives, agents, and brokers.
Medicare beneficiaries have a limited annual enrollment period during which they can choose between a Medicare Advantage plan and traditional fee-for-service Medicare. After this annual enrollment period ends, generally only seniors turning 65 during the year, dual-eligible beneficiaries, institutional beneficiaries and others who qualify as disabled or for special needs plans, Medicare beneficiaries permanently relocating to another service area, and employer group retirees will be permitted to enroll in or change health plans. Since MMA, the annual enrollment period has been from November 15 through December 31 each year. Medicare Advantage beneficiaries have also had an additional election period from January 1 to March 31 of each year to make one equivalent election. However, beginning with 2012 plan years, the annual enrollment period will be from October 15 to December 7, as mandated by PPACA. Also beginning on January 1, 2011, PPACA mandates that persons enrolled in Medicare Advantage may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service, rather than another Medicare Advantage plan.
Competition
Our principal competitors for contracts, members, and providers vary by local service area and are generally national, regional, and local commercial managed care organizations, including PDPs, targeting Medicare recipients including, among others, UnitedHealth Group, Humana Inc., and Universal American Corp. In addition, MMA caused a number of other managed care organizations, some of which were already in our service areas, to decide to enter the Medicare Advantage market. Moreover, the implementation of Medicare Part D prescription drug benefits caused national and regional pharmaceutical distributors and retailers, pharmacy benefit managers, and managed care organizations to enter our markets and provide services and benefits to the Medicare-eligible population.
We believe the primary factors influencing a Medicare recipient’s choice among health plan options are:
•	additional premiums, if any, payable by the beneficiary;
•	benefits offered;
•	location and choice of healthcare providers, including specific referral requirements for specialist care;
•	customer service and administrative efficiency;
•	reputation for quality care and quality ratings; and
•	financial stability of the plan.
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

Regulation
Overview
As a managed care organization, our operations are and will continue to be subject to pervasive federal, state, and local government regulation, which will have a material impact on the operation of our health plans. The laws and regulations affecting our industry generally give state and federal regulatory authorities broad discretion in their exercise of supervisory, regulatory, and administrative powers. These laws and regulations are intended primarily for the benefit of the members of and providers to the health plans.
Our right to obtain payment from Medicare is subject to compliance with numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. Moreover, since we are contracting only with the Medicare program to provide coverage for beneficiaries of our Medicare Advantage plans and PDPs, our Medicare revenues are completely dependent upon the premium rates and coverage determinations in effect from time to time in the Medicare program.
In addition, in order to operate our Medicare Advantage plans and our PDPs, we must obtain and maintain certificates of authority or licenses from each state in which we operate. In order to remain certified we generally must demonstrate, among other things that we have the financial resources necessary to pay our anticipated medical care expenses and the infrastructure needed to account for our costs and otherwise meet applicable licensing requirements. Each of our health plans is also required to report quarterly on its financial performance to the appropriate regulatory agency in the state in which the health plan is licensed. Each plan also undergoes periodic reviews of quality of care and financial status by the applicable state agencies. Accordingly, in order to remain qualified for the Medicare program, it may be necessary for our Medicare plans to make changes from time to time in their operations, personnel, and services. Although we intend for our Medicare plans to maintain certification and to continue to participate in those reimbursement programs, there can be no assurance that our Medicare plans will continue to qualify for participation.
PDP sponsors are required to be licensed under state law as risk-bearing entities eligible to offer health insurance or health benefits coverage in each state in which a PDP is offered. In connection with the implementation of MMA, CMS implemented waiver processes to allow PDP sponsors to begin operations prior to obtaining state licensure or certification in all states in which they did business, even if the state already had in place a licensing process for PDP sponsors, by submitting a “single state waiver” in such states. As of January 1, 2011, we had obtained licenses for our national PDP to operate as a risk-bearing entity in 44 states and the District of Columbia and single state waivers for 6 states that will expire on December 31, 2011. In addition, as of January 1, 2011, we had obtained licenses for our Bravo Health regional PDP to operate as a risk-bearing entity in 35 states and the District of Columbia and single state waivers for 10 states that will expire on December 31, 2011. Although the Company believes it will be able to obtain licenses or additional waivers in each jurisdiction in which our PDPs operate, there can be no assurance that we will be successful in doing so.
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
The federal anti-kickback statute contains two statutory safe harbors addressing certain risk-sharing arrangements. In addition, the OIG has adopted regulatory safe harbors related to managed care arrangements. These safe harbors describe relationships and activities that are deemed not to violate the federal anti-kickback statute. Failure to satisfy each criterion of an applicable safe harbor does not mean that an arrangement constitutes a violation of the law; rather, the arrangement must be analyzed on the basis of its specific facts and circumstances. Business arrangements that do not fall within a safe harbor create a risk of increased scrutiny by government enforcement authorities. We have attempted to structure our risk-sharing arrangements with providers, the incentives offered by our health plans to Medicare beneficiaries, and the discounts our plans receive from contracting healthcare providers to satisfy the requirements of these safe harbors. There can be no assurance, however, that upon review regulatory authorities will determine that our arrangements satisfy the requirements of the safe harbors and do not violate the federal anti-kickback statute.
CMS has promulgated regulations that prohibit health plans with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans including bonuses or withholdings that could result in a physician being at “substantial financial risk,” as defined in Medicare regulations. Our ability to maintain compliance with these regulations depends, in part, on our receipt of timely and accurate information from our providers. Although we strive to conduct our operations in compliance with these regulations, we are subject to audit and review. It is possible that regulatory authorities may challenge our provider arrangements and operations, and there can be no assurance that we would prevail if challenged.
Federal False Claims Act. We are subject to a number of laws that regulate the presentation of false claims or the submission of false information to the federal government. For example, the federal False Claims Act prohibits a person or entity from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or making a false statement or using a false record to get a claim approved. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for “whistleblowers”. The False Claims Act defines the term “knowingly” broadly. The federal government has taken the position, and some courts have held, that claims presented in violation of the federal anti-kickback statute may be considered a violation of the federal False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. In addition to suits filed by the government, the qui tam provisions of the False Claims Act allow a private person (for example, a “whistleblower” such as a former employee, competitor, or patient) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government. The private person may share in any settlement or judgment that may result from that lawsuit. When a private person brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination that it will intervene. We may be subject to investigations and lawsuits under the False Claims Act that may be initiated either by the government or a whistleblower. It is not possible to predict the impact such actions may have on our business.
Federal law provides an incentive to states to enact false claims laws that are comparable to the False Claims Act. A number of states, including states in which we operate, have adopted false claims acts as well as other laws whereby a private party may file a civil lawsuit on behalf of the government in state court.

HIPAA Administrative Simplification and Privacy and Security Requirements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to a variety of issues that affect our business, including the privacy and security of medical information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including health plans, to implement administrative, physical, and technical safeguards to protect the security of such information. The American Recovery and Reinvestment Act of 2009, or ARRA, broadened the scope of the HIPAA privacy and security regulations. In addition, ARRA extended the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.
As required by ARRA, the Department of Health & Human Services, or DHHS, published an interim final rule on August 24, 2009 that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, DHHS is required to conduct periodic compliance audits of covered entities and their business associates. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. We remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA or apply to other types of personal information, such as financial information. These laws vary and could impose additional penalties.
We conduct our operations in an attempt to comply with the HIPAA privacy and security regulations and other applicable privacy and security requirements. There can be no assurance, however, that, upon review, regulatory authorities will find that we are in compliance with these requirements.
Pursuant to HIPAA, DHHS adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically and that health plans must support. In addition, HIPAA requires that each provider use and plans support a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. Use of the ICD-10 code sets is not mandatory until October 1, 2013. We believe that use of the ICD-10 code sets will require significant administrative changes to our operations.
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
State Regulation
Each of our HMO and regulated insurance subsidiaries is licensed in the markets in which it operates and is subject to the rules, regulations, and oversight by the applicable state department of insurance in the areas of licensing and solvency. Our HMO and regulated insurance subsidiaries file reports with these state agencies describing their capital structure, ownership, financial condition, certain inter-company transactions, and business operations. Our HMO and regulated insurance subsidiaries are also generally required to demonstrate, among other things, that we have an adequate provider network and that our systems are capable of processing providers’ claims in a timely fashion and collecting and analyzing the information needed to manage their business. State regulations also require the prior approval or notice of acquisitions or similar transactions involving our regulated subsidiaries and of certain transactions between the regulated subsidiaries and affiliated entities or persons, such as the payment of dividends.

Our HMO and regulated insurance subsidiaries are required to maintain minimum levels of statutory capital. The minimum statutory capital requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized healthcare costs, or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC, and are administered by the states. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. Currently, our Maryland, Pennsylvania, and Texas HMOs and regulated insurance subsidiaries are subject to statutory RBC requirements. Our other HMO subsidiaries are subject to other minimum statutory capital requirements mandated by the states in which they are licensed. These requirements assess the capital adequacy of the regulated subsidiary based upon investment asset risks, insurance risks, interest rate risks and other risks associated with its business to determine the amount of statutory capital believed to be required to support the HMO’s business. If a regulated insurance subsidiary’s statutory capital level falls below certain required capital levels, the subsidiary may be required to submit a capital corrective plan to the state department of insurance, and at certain levels may be subjected to regulatory orders, including regulatory control through rehabilitation, or liquidation proceedings.
All Medicare Advantage and PDP agents and brokers must be licensed by their respective states. In addition, where applicable, Medicare Advantage and PDP organizations must also comply with state appointment laws. Medicare Advantage and PDP organizations report to the applicable state, as required by state law, the termination of any agent or broker, including the reasons for such termination. Medicare Advantage and PDP organizations must also timely comply with a state’s request for information regarding the performance of a licensed agent, broker, or other third party representing the organization pursuant to a state’s investigation.
Technology
We have developed and implemented information technology solutions that we believe are critical to providing accurate data for and about our members and for complying with governmental and contractual requirements. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, and planning and analysis. These systems also support various member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations. We continue to enhance our in-house case management software functionality and expand electronic medical records to improve the quality of care. We recently implemented a new member management system as well as a new provider portal for better cooperation and communication between Company departments and providers.
We have also continued to enhance our enterprise infrastructure, IP telephony system, and call center platform to increase call center functionality as well as virtualized enterprise capability and redundancy. We have also enhanced our data security and compliance by upgrading our web filtering platform and beginning implementation of an identity and access management system. We continue our custom development of an internal data warehouse, which enhances our ability to analyze data as well as rapidly respond to changing market, regulatory, and operational requirements.
Employees
As of December 31, 2010, we had approximately 3,200 employees, substantially all of whom were full-time. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be generally good.

Service Marks
The names “HealthSpring” and “Bravo Health” are registered service marks with the United States Patent and Trademark Office. We also have other registered service marks. Prior use of our service marks by third parties may prevent us from using our service marks in certain geographic areas. We intend to protect our service marks by appropriate legal action whenever necessary.
EXECUTIVE OFFICERS OF THE COMPANY
The following are our executive officers and their biographies and ages as of February 22, 2011:
Herbert A. Fritch, age 60, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company and its predecessor, NewQuest, LLC, since the commencement of operations in September 2000. He also served as our President from commencement of operations until October 2008. Beginning his career in 1973 as an actuary, Mr. Fritch has over 35 years of experience in the managed healthcare business. Prior to founding NewQuest, LLC, Mr. Fritch founded and served as president of North American Medical Management, Inc., or NAMM, an independent physician association management company, from 1991 to 1999. NAMM was acquired by PhyCor, Inc., a physician practice management company, in 1995. Mr. Fritch also served as vice president of managed care for PhyCor following PhyCor’s acquisition of NAMM. Prior to founding NAMM, Mr. Fritch served as a regional vice president for Partners National Healthplans from 1988 to 1991, where he was responsible for the oversight of seven HMOs in the southern region. Mr. Fritch holds a B.A. in Mathematics from Carleton College. Mr. Fritch is a fellow of the Society of Actuaries and a member of the Academy of Actuaries.
Michael G. Mirt, age 59, has served as President of the Company since November 2008. Prior to joining the Company, Mr. Mirt served as executive vice president and chief operating officer of AmeriChoice, a UnitedHealth Group Company and public-sector-focused managed care organization, from May 2005 to August 2007. Prior to his service with AmeriChoice, Mr. Mirt worked as a private consultant in the healthcare industry from 2004 through May 2005 after serving as a regional president for Cigna Healthcare from 1999 to 2003. Mr. Mirt holds Bachelor of Science and Master of Health Sciences degrees from Wichita State University.
Karey L. Witty, age 46, has served as Executive Vice President and Chief Financial Officer of the Company since July 2009. Mr. Witty has over 16 years of experience in financial management positions in the healthcare industry, including most recently as executive vice president and chief financial officer of Valitàs Health Services Inc., a clinical contract and healthcare management services company, from March 2007 to July 2009. Prior to that, beginning in 1999, Mr. Witty served in various capacities for Centene Corporation, a publicly held, Medicaid-focused, multi-line managed care organization, including as chief financial officer of the parent company for approximately six years, and as chief executive of the health plan business unit overseeing Medicaid operations in eight states. Mr. Witty holds a B.B.A. in Accounting from Middle Tennessee State University and is a certified public accountant.
Scott C. Huebner, age 38, has served as Executive Vice President of the Company since March 2009. From 2006 until 2011, Mr. Huebner also served as the President of HealthSpring’s Texas market and of HealthSpring’s GulfQuest management operations. Prior to that, he served as a Senior Vice President of the Company and Vice President of Network Operations of the Company’s Texas managed care plan. Prior to joining HealthSpring in 2000, Mr. Huebner served as senior administrator for NAMM. Mr. Huebner holds a B.A. in Marketing from Texas A&M University.
M. Shawn Morris, age 47, has served as Executive Vice President of the Company since March 2009. From 2007 until 2011, Mr. Morris also served as the President of HealthSpring’s Tennessee market and of HealthSpring’s Tennessee Quest management operations. Prior to that, he served as Senior Vice President of the Company and as the Vice President of Operations. Before joining HealthSpring in 2005, Mr. Morris held various positions for Manheim, a large provider of automotive remarketing services, from 2003 to 2005. Mr. Morris also served as the executive chief financial officer and executive vice president of operations at Digital Connections Inc. from 1999 to 2003, and as the vice president of managed care operations for NAMM from 1995 to 1999. Mr. Morris holds a B.S. in Accounting from Western Kentucky University.

Thomas C. Rekart, age 55, has served as Executive Vice President of the Company since November 2010. From March 2008 until it was acquired by the Company in November 2010, Mr. Rekart was the chief administrative officer of Bravo Health. From 2002 to 2008, Mr. Rekart served in various capacities for UnitedHealth Group, a large multi-line health insurance company, including as chief operations officer. Mr. Rekart graduated from Marian College in Indiana with a B.A. in Psychology.
Mark A. Tulloch, age 48, has served as Chief Operating Officer of the Company since May 2010 and as Executive Vice President of the Company since March 2009. Prior to that, he served as Senior Vice President of Managed Care Operations from January 2007 to March 2009 and Senior Vice President of Pharmacy Operations from July through December 2006. Prior to joining the Company, he served from March 2003 to July 2006 as senior vice president of operations for United Surgical Partners International, Inc. (“USPI”), an owner and operator of short-stay surgical facilities. Prior to March 2003, Mr. Tulloch spent seven years with OrthoLink Physicians Corporation, a subsidiary of USPI specializing in orthopaedic practice management and ancillary development, in various capacities, including as president and chief operating officer. Mr. Tulloch holds an M.B.A. from the Massey School at Belmont University, a M.Ed. from Vanderbilt University, and a B.S. from Middle Tennessee State University.
J. Gentry Barden, age 49, has served as Senior Vice President, General Counsel, and Secretary of the Company since July 2005. From December 1998 to July 2005, Mr. Barden was an investment banker for various firms based in Nashville, Tennessee, advising primarily on mergers and acquisitions. For over 12 years prior to December 1998, Mr. Barden was a corporate and securities lawyer, including with Bass, Berry & Sims PLC in Nashville, Tennessee. Mr. Barden graduated with a B.A. from The University of the South (Sewanee) and with a J.D. from the University of Texas.
James R. Hailey, age 54, has served as Senior Vice President and President — Pharmacy Operations of the Company since April 2009. From 1994 to 2009, Mr. Hailey served in various capacities for Coventry Health Care, Inc., a national managed healthcare Company, including as chief pharmacy officer. Mr. Hailey holds a Doctor of Pharmacy degree from the Rio Grande College of Pharmacy, an M.B.A. from St. Joseph’s University, and a B.S. in Pharmacy from the University of Mississippi. He is a member of the Academy of Managed Care Pharmacy and the Tennessee Pharmacists Association.
David L. Terry, Jr., age 60, has served as Senior Vice President and Chief Actuary of the Company since March 2005, and served in various capacities, including Chief Actuary, for the Company’s predecessor since July 2003. Prior to that, Mr. Terry served as senior consultant for Reden & Anders, Ltd., a healthcare consulting firm, from July 2000 to July 2003. Mr. Terry holds a B.S. in Statistics from Colorado State University and an M.S. in Actuarial Science from the University of Nebraska.
Dirk O. Wales, M.D., age 53, has served as Senior Vice President and Chief Medical Officer of the Company since February 2008. Dr. Wales has also served as Chief Clinical Officer of the Company since July 2007 and as Senior Medical Director of the Company’s Texas health plan since February 2003. For over four years prior to joining the Company, Dr. Wales served as chief medical officer of NAMM. Dr. Wales obtained an M.D. and a Psy.D. from Wright State University and a B.S. from Emory University.

Item 1A.	Risk Factors:
You should consider carefully the risks and uncertainties described below, and all information contained in this report, in evaluating our company and our business. The occurrence of any of the following risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition, and operating results.
Risks Related to Our Industry
Our Business Activities Are Highly Regulated and We Depend on Federal Government Funding for Substantially All of Our Revenue; New and Proposed Government Regulation or Legislative Reforms Could Increase Our Cost of Doing Business and Reduce Our Membership, Profitability, and Liquidity.
Our health plans are subject to substantial federal and state regulation. These laws and regulations, along with the terms of our contracts and licenses, regulate how we do business, what services we offer, and how we interact with our members, providers, and the public. Moreover, Medicare program premiums account for substantially all of our revenue. Healthcare laws and regulations, including particularly those relating to the Medicare program, are subject to frequent change and varying interpretations. PPACA will impact our Medicare Advantage and PDP programs through reducing payments, limiting enrollment periods and opportunities for new members, establishing minimum MLRs, tying payments to quality rankings, adding additional taxes on plans, and increasing fraud and abuse enforcement. Regulations implementing PPACA have been and will continue to be proposed and finalized. Additional changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:
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
Recent Health Reform Laws May Adversely Affect Our Growth Prospects and Our Results of Operations.
In March 2010, PPACA was signed into law. PPACA changes how health care services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments. In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. PPACA contains provisions that already has and will continue to impact Medicare Advantage programs and PDPs. Among the more significant risks and uncertainties posed to our business by PPACA are the following:
Reduced Medicare Premium Rates. Medicare premiums, including premiums paid to our PDPs, account for substantially all of our revenue. As a consequence, our profitability is dependent upon government funding levels for Medicare programs. Beginning with the 2011 contract year, PPACA provides for significant reductions to payments to Medicare Advantage plans. As required by PPACA, Medicare Advantage basic capitation rates for 2011 will remain at 2010 levels. Coupled with negative risk factor adjustments, and other adjustments, the net effect will be a slight decline in 2011 Medicare Advantage premium rates as compared to 2010 rates (before taking into account any positive effect from increased risk-based rate adjustments), notwithstanding the CMS-acknowledged anticipated rise in medical cost trends. Moreover, PPACA makes the coding intensity adjustment permanent, resulting in a mandated minimum reduction in risk scores of 4.71% in 2014, increasing by at least 0.25% annually until 2019, when the risk score reduction shall not be less than 5.7%.

Beginning in 2012, PPACA mandates that Medicare Advantage “benchmark” rates transition over a period at two to six years to Medicare fee-for-service parity (generally targeted as CMS’s calculated average capitation cost for Medicare Part A and Part B benefits in each county). PPACA divides counties in quartiles based on such counties’ costs for fee-for-service Medicare. For counties in the highest cost quartile, the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs. The Company estimates that over 80% of its current membership resides in the highest cost quartile counties and, accordingly, the premiums for such members will be transitioned under PPACA to 95% of Medicare fee-for-service costs.
In responding to the rate reductions, the Company’s various Medicare plans may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement a combination of the foregoing, any of these measures could adversely impact our membership growth and revenue expectations.
Reduced Enrollment Period. Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.
Beginning with 2012 plan years, PPACA changed the annual enrollment period, which for 2012 will begin on October 15, 2011 and end on December 7, 2011 Previously, open enrollment was from November 15 to December 31. Also beginning on January 1, 2011, PPACA mandates that persons enrolled in Medicare Advantage may disenroll only during the first 45 days of the year, and only may enroll in traditional Medicare fee-for-service rather than another Medicare Advantage plan. Prior law allowed a member to disenroll during the first 90 days of the year and to enroll in another Medicare Advantage plan, which has been a traditional source of growth for our plans’ membership. There can be no assurance that these changes will not restrict our future member growth, limit our ability to enter new service areas, limit the viability of our internal sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.
Minimum MLRs. Beginning in 2014, PPACA prescribes a minimum medical loss ratio, or MLR, of 85% for the amount of premium revenue to be expended on medical costs. Financial and other penalties may result from failing to achieve the minimum MLR ratio, including requirements to refund shortfalls in medical costs to CMS and termination of a plan’s Medicare Advantage contract for prolonged failure. For the year ended December 31, 2010, our reported Medicare Advantage plan MLR, as traditionally calculated, was substantially below 85%. On November 22, 2010, DHHS issued rules clarifying the definitions and minimum MLR requirements, but only as applicable to certain commercial health plans. Although these rules are not applicable to Medicare Advantage plans, they determine MLR by adding a plan’s total reimbursement for clinical services plus its total spending on quality improvement activities and dividing the total by earned premiums (after subtracting specific identified taxes and other fees). There can be no assurance that CMS will not interpret the MLR requirement in the same manner for Medicare Advantage plans, however. In such event, it is not clear what the Company’s historical or prospective MLR would be under such calculation. Complying with the MLR requirement by increasing our medical expenditures or refunding any shortfalls to the federal government could have an adverse affect on our operating margins and results of operations.

CMS Star Ratings. CMS currently rates Medicare Advantage and Part D plans on certain quality metrics using a five-star rating system. Under PPACA, beginning in 2012, Medicare Advantage plans with a rating of four or five stars will be eligible for a “quality bonus” in their basic capitation premium rates (1.5% in 2012, phasing to 5% in 2014 and beyond). On November 10, 2010, CMS announced an acceleration of the bonus program, described as the “Quality Bonus Payment Demonstration.” All Medicare Advantage plans are automatically enrolled in this three year demonstration program, which begins in 2012. Under the Quality Bonus Payment Demonstration, bonus payments will be made to plans with at least a three star rating (scaling from 3.0% for three stars to 5.0% for five stars). For 2011, which determines bonus payments in 2012, the Company has 12 plans with 3.0 stars ratings, one plan with 3.5 stars, and two plans with 4.0 stars. Also beginning in 2012, a plan’s star ratings will affect the rebate available to a plan. The rebate is based on the difference between a plan’s bid and the relevant benchmark set by CMS. Currently if the bid comes in below the benchmark, then the plan is given 75% of that difference, which is called a “rebate,” which can be used to decrease members’ costs or add benefits to the plan. Under PPACA, plans with the highest star rating (4.5 or higher) will have their rebate percentage reduced to 70% by 2014, plans with a star rating of 3.5 or 4.0 will have their rebate percentage reduced to 65% by 2014, and plans with a star rating of 3.0 or below will have their rebate percentage reduced to 50% by 2014. Notwithstanding concerted efforts by the Company, there can be no assurances that the Company will be successful in maintaining or improving its star ratings and other quality measures. Accordingly, Company plans may not be eligible for quality bonuses or increased rebates and may have their current rebates reduced, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.
Federal Premium Tax. Beginning in 2014, PPACA imposes an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. The Company’s share of the new tax each year will be based on our pro rata percentage of premiums compared to the industry as a whole. Although the delayed implementation of this tax will allow the Company to adjust its business model and to take into account the tax in designing future plan bids, there can be no assurance that such tax will not result in reduced plan benefits, reduced profits, or both.
Fraud and Abuse Enforcement. PPACA includes provisions for increased fraud and abuse enforcement, including additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste, and abuse. In addition, PPACA expands the Recovery Audit Contractor, or RAC, program to include Medicare Advantage and PDP plans. Under the RAC program, CMS contracts with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. A RAC audit of our Medicare Advantage plans or PDPs or any investigation related to fraud or abuse could result in increased costs for us to appeal or refund any alleged overpayments.
It is difficult to predict with any reasonable certainty the impact on the Company of PPACA due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment. Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law. Court challenges and legislative efforts could also revise or eliminate all or portions of PPACA. More than 20 challenges to PPACA have been filed in federal courts. Some federal district courts have upheld the constitutionality of PPACA or dismissed cases on procedural grounds. Others have found the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either declared PPACA void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal and it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.
Reductions or Less Than Expected Increases in Funding for Medicare Programs Could Significantly Reduce Our Profitability.
Medicare premiums, including premiums paid to our PDPs, account for substantially all of our revenue. As a consequence, our profitability is dependent on government funding levels for Medicare programs. As currently structured, the premium rates paid to Medicare health plans like ours are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and a member’s risk score. Funding for Medicare Advantage plans has been and may be altered by federal legislation.

Medicare currently compensates teaching hospitals for the graduate medical education costs incurred when treating Medicare beneficiaries by providing such hospitals with indirect medical education, or IME, payments. Under the Medicare fee-for-service program, IME is paid directly to a teaching hospital; however, under Part C, CMS also provides IME payments to Medicare Advantage organizations as part of the overall Medicare Advantage plan payment rate. MIPPA requires CMS to phase out IME payments to Medicare Advantage organizations. The phase out of IME payments to Medicare Advantage organizations was limited to no more than 0.6% per county in 2010, 1.2% per county in 2011, and 1.8% per county in 2012. Because of the gradual nature of the phase-out, we do not expect a material reduction in our PMPM premiums; it will, however, result in a decrease in our revenues derived from IME payments and may negatively impact our future profitability.
Notwithstanding the reduction in premium rates, we believe our 2011 plans’ benefit designs will allow us to operate at levels near our historical MLR targets and profit margins. There can be no assurance, however, that the reduction in government capitation rates and our plans’ responses, including changes in benefit design, will not have a material adverse impact on our member growth expectations and profitability.
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
We maintain claims and encounter data that support the risk adjustment scores of our members, which determine, in part, the revenue to which we are entitled for these members. This data is submitted to CMS by us based on medical charts and diagnosis codes prepared and submitted to us by providers of medical care. We generally rely on providers to appropriately document and support such risk-adjustment data in their medical records and appropriately code their claims. We also sometimes experience errors in information and data reporting systems relating to claims, encounters, and diagnoses. Inaccurate or unsupportable coding by medical providers, inaccurate records for new members in our plans, and erroneous claims and encounter recording and submissions could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or retroactive adjustment in later periods. Payments that we receive in connection with this corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We, or CMS through a medical records review and risk adjustment validation, may also find that data regarding our members’ risk scores, when reconciled, requires that we refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our results of operations or cash flows.

In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS announced that it would regularly audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV Audits). The Company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. In February 2010, the Company responded to the RADV Audit request by retrieving and submitting medical records supporting diagnoses codes and risk scores and, where appropriate, provider attestations. CMS has not indicated a schedule for processing or otherwise responding to the Company’s submissions.
In December 2010, CMS published for public comment its proposed methodology for payment adjustments determined as a result of its various RADV Audits, including its methods for sampling, payment error calculation, and extrapolation of the error rate across the relevant plan population. Numerous comments challenging CMS’s methodologies were submitted to CMS by participants in the Medicare Advantage program, including the Company, in January 2011. It is unclear when and how CMS will respond to these comments and what form the RADV Audit methodologies, including extrapolation and payment error calculations, will ultimately take. Because of the uncertainty, the Company is currently unable to reasonably estimate the probability of CMS’s assertion of a claim for recoupment of overpaid Tennessee plan 2007 premiums or the amount of loss, or range of potential losses, associated with the pending RADV Audit of the Tennessee plan.
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
We currently have approximately 80,000 members in our special needs plans, or SNPs, the substantial majority of which are enrolled in our dual-eligible SNPs. PPACA extended CMS’s authority to designate SNPs to December 31, 2013. Legislative authority for SNPs for dual-eligible beneficiaries that do not have a contract with a state Medicaid agency is extended through December 31, 2012, but such dual-eligible SNPs may not expand beyond their existing service areas. Failure to renew our SNP contracts could adversely impact our operating results.
Legislative Changes to the Medicare Program Have Materially Impacted Our Operations and Increased Competition for Members.
MMA substantially changed the Medicare program and modified how we operate our Medicare Advantage business. Many of these changes became effective in 2006. Although many of these changes are designed to benefit Medicare Advantage plans generally, certain provisions of the MMA increased competition and created challenges for us with respect to educating our existing and potential members about the changes MIPPA enacted in July 2008, added, among other things, restrictions on Medicare Advantage sales and marketing activities. Changes in the enrollment process mandated by PPACA also limit our ability to enroll new members. These and other legislative changes may create other substantial and potentially adverse risks including the following:
Increased competition has and may continue to adversely affect our enrollment and results of operations.
•	MMA generally increased reimbursement rates for Medicare Advantage plans, which we believe resulted initially in an increase in the number of plans that participate in the Medicare program and created additional competition. In addition, as a result of Medicare Part D, a number of new competitors, such as pharmacy benefits managers and prescription drug retailers and wholesalers, established PDPs that compete with some of our Medicare programs. How reductions to Medicare Advantage payments and other changes required by PPACA will impact competition is unclear.

•	Managed care companies began offering various new products beginning in 2006 pursuant to MMA, including PFFS plans and regional PPOs. Medicare PFFS plans and PPOs allow their members more flexibility in selecting providers outside of a designated network than Medicare Advantage HMOs such as ours allow, which typically require members to coordinate care through a primary care physician. MMA has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost-reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. Although recent legislation limits the continuing viability of PFFS plans, particularly beginning in 2011, there can be no assurance that PFFS plans and regional Medicare PPOs in our service areas will not continue to adversely affect our Medicare Advantage plans’ relative attractiveness to existing and potential Medicare members.
The limited annual enrollment process and additional marketing restrictions have limited our ability to market our products.
Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits. The annual enrollment process and subsequent “lock-in” provisions of MMA and PPACA have restricted and may continue to restrict our growth because they limit our ability to enter new service areas and market to or enroll new members in our established service areas outside of the annual enrollment periods. PPACA will require a member who disenrolls in Medicare Advantage to enroll in traditional fee-for-service Medicare as opposed to enrolling in a different Medicare Advantage plan. MIPPA also restricted where and how our marketing activities may be conducted. For example, under MIPPA, prohibited marketing activities include providing meals, cash, gifts or monetary rebates, marketing in health care settings or at educational events, unsolicited methods of direct contact, and cross-selling.
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
In 2010, approximately 23.4% of our revenue was attributable to Medicare Part D premiums (MA-PD and PDP), up from 14.7% in 2006, the first year of Part D’s implementation. Failure to sustain our PDP operations’ profitability could have an adverse effect on our financial condition and results of operations. Factors that could adversely affect our PDP operations include:
•	Congress may make changes to the Medicare program, including changes to the Part D benefit. We cannot predict what these changes might include or what effect they might have on our revenue or medical expense or plans for growth.
•	We are making actuarial assumptions about the utilization of prescription drug benefits in our MA-PD plans and our PDPs and about member turnover and the timing of member enrollment into our PDP during the year. We cannot assure you that these assumptions will prove to be correct or that premiums will be sufficient to cover the benefits provided.

•	Substantially all of our PDP membership is the result of CMS’s auto-assignment of dual-eligible beneficiaries in regions where our Part D premium bids are below CMS benchmarks. In general, our premium bids are based on assumptions regarding total PDP enrollment and the timing during the year thereof, utilization, drug costs, and other factors. For 2011, our PDP bids were below the relevant benchmarks, and therefore we retained existing membership and were qualified for auto assignment of new members, in 26 of the 34 CMS PDP regions. In addition, under CMS’s de minimis rules, our PDPs also retained existing membership in 4 of CMS’s regions. Our continued participation in the Part D program is conditional on our meeting certain contractual performance standards and otherwise complying with CMS regulations governing our operating compliance. If our future Part D premium bid is not below CMS’s thresholds, or if CMS determines we have not met contractual or regulatory performance standards, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us.
•	Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another PDP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the plan they initially select and choose a different PDP. Medicare beneficiaries who are not dually eligible will be able to change PDPs during the annual open enrollment period. We may not be able to retain the auto-assigned members or those members who affirmatively choose our PDPs, and we may not be able to attract new PDP members.
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
Our health plans are operated through HMO and regulated insurance subsidiaries in various states. These subsidiaries are subject to state regulations that, among other things, require the maintenance of minimum levels of statutory capital, or net worth, as defined by each state. One or more of these states may raise the statutory capital level from time to time. Other states have adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Our Maryland, Pennsylvania, and Texas regulated subsidiaries are subject to risk-based capital requirements. The Texas accident and health insurance subsidiary, to which we transferred substantially all of our PDP operations in 2009, is subject to risk-based capital requirements in certain other jurisdictions in which it does business. Regardless whether the other states in which we operate adopt risk-based capital requirements, the state departments of insurance can require our HMO and regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our members. Any other changes in these requirements could materially increase our statutory capital requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, we may be required to maintain additional statutory capital. In any case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

If State Regulators Do Not Approve Payments, Including Dividends and Other Distributions, by Our Health Plans to Us, Our Business and Growth Strategy Could Be Materially Impaired or We Could Be Required to Incur Additional Indebtedness to Fund These Strategies.
Our health plan subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay to us for purposes other than to pay income taxes related to the earnings of the health plans. These laws and regulations also limit the amount of management fees our health plan subsidiaries may pay to affiliates of our health plans, including our management subsidiaries, without prior approval of, or notification to, state regulators. The pre-approval and notice requirements vary from state to state. The discretion of the state regulators, if any, in approving a dividend is not always clearly defined. Historically, we have not relied on dividends or other distributions from our health plans to fund a material amount of our operating cash or debt service requirements. If the regulators were to deny or significantly restrict our subsidiaries’ requests to pay dividends to us or to pay management and other fees to the affiliates of our health plan subsidiaries, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy or service our indebtedness. Alternatively, we could be required to incur additional indebtedness to fund these strategies.
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
Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our Company and with third parties, including healthcare providers, business associates, and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. ARRA broadened the scope of the HIPAA privacy and security regulations and ARRA increased the penalties for violations of HIPAA. Pursuant to ARRA, DHHS has published an interim final rule requiring covered entities to report breaches of unsecured protected health information to affected individuals following discovery of the breach by a covered entity or its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information. HIPAA also provides that, to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, such standards and laws are not preempted.
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
Substantially all of our revenue is generated by premiums consisting of monthly payments per member that are established by CMS for our Medicare Advantage plans and PDPs. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under CMS’s annual contracts during the then-current terms. Relatively small changes in our MLR create significant changes in our financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported, or IBNR, claims, may have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Additionally, with respect to the acquisition of Bravo Health on November 30, 2010, our specific integration and execution risks in addition to those outlined above include:
•	our inexperience in the Philadelphia and Mid-Atlantic Medicare Advantage markets;

•	our lack of familiarity with accreditation requirements and the regulatory environments in states in which Bravo Health’s plans operate;

•	our inexperience in particular with the STAR+PLUS program in Texas;

•	our understanding of Bravo Health’s regulatory compliance status and mitigating risks and liabilities associated therewith;

•	our ability to timely achieve anticipated cost savings through the identification and elimination of redundant personnel and systems or otherwise; and

•	our pre-acquisition review of Bravo Health’s operations, books, and records may have failed to adequately identify existing or potential risks and liabilities or our post-acquisition contractual indemnification protections, including amounts held in escrow, may be insufficient to cover such risks and liabilities.
Bravo Health was selected for a RADV audit by the United States Department of Health & Human Services, Office of Inspector General, or OIG, in connection with risk-adjusted payments received by one of Bravo Health’s Medicare Advantage plans for contract year 2007. In June 2010, the OIG issued a draft report of its findings. The draft report included a recommendation that approximately $20.2 million of calculated premium overpayments be refunded to CMS. OIG’s purported premium overpayment was calculated by extrapolating the results of its audit sample and findings across the specific Medicare Advantage plan’s entire population for the 2007 contract year. Bravo Health issued a written response to the draft report and is vigorously challenging the OIG’s audit process, methodology, and preliminary findings and recommendations. No final report has been issued by OIG. OIG has no authority to recoup overpayments. Accordingly, it will be within the authority of CMS to determine what actions, if any, to take in response to any OIG audit findings and recommendations. In connection with the acquisition of Bravo Health, we established a $55.0 million escrow for purposes of satisfying the post-closing indemnification obligations of the former Bravo Health stockholders, if any, $23.0 million of which will be held for three years following closing with respect to certain specified claims, including the OIG RADV Audit. Consequently, although no assurances can be made, we do not expect the liability resulting from the OIG RADV Audit, if any, will have a material adverse effect on the results of operations, cash flows, or financial condition of the Company.

Our Substantial Debt Obligations Pursuant to Our Amended Credit Facilities Could Restrict Our Operations.
In connection with and conditional on the acquisition of Bravo Health on November 30, 2010, we entered into an amended and restated credit agreement (the “Restated Credit Agreement”) providing for an aggregate of $550.0 million in term loans and a $175.0 million revolving credit facility. Borrowings of $380.0 million under the term facilities and $100.0 million of the revolving credit facility, together with our cash on hand, were used to fund the acquisition and expenses related thereto. As of December 31, 2010, $626.9 million of debt was outstanding under the Restated Credit Agreement, compared to $237.0 million of indebtedness outstanding as of December 31, 2009.
The Restated Credit Agreement contains conditions precedent to extensions of credit and representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum leverage ratio comparing total indebtedness to consolidated adjusted EBITDA, (ii) minimum net worth requirements for each regulated insurance subsidiary calculated by reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the Restated Credit Agreement. This indebtedness could have adverse consequences on us, including:
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
The Restated Credit Agreement contains customary events of default and, if we fail to comply with specified financial and operating ratios, we could be in breach of the Restated Credit Agreement. Any breach or default could allow our lenders to accelerate our indebtedness, charge a default interest rate, and terminate all commitments to extend additional credit.
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

Our Texas operations comprised 23.3% of our Medicare Advantage members as of December 31, 2010 and 22.8% of our total revenue for the year ended December 31, 2010. A significant proportion of our providers in our Texas market are affiliated with RPO, a large group of independent physician associations. As of December 31, 2010, physicians associated with RPO served as the primary care physicians for approximately 44.9% of our members in our Texas market. Our agreements with RPO generally have terms expiring December 31, 2014, but may be terminated sooner by RPO for cause or in connection with a change in control of the Company that results in the termination of senior management and otherwise raises a reasonable doubt as to our successor’s ability to perform under the agreements. If our agreement with RPO were terminated, we would be required to sign direct contracts with the RPO physicians or additional physicians in order to avoid a material disruption in care for our Houston-area members. It could take significant time to negotiate and execute direct contracts, and we would be forced to reassign members to new primary care physicians if all of the current primary care physicians did not sign direct contracts. This could result in loss of membership. Accordingly, any significant disruption in, or termination of, our relationship with RPO could materially and adversely impact our results of operations. Moreover, RPO’s ability to terminate its agreements with us in connection with certain changes in control of the Company could have the effect of delaying or frustrating a potential acquisition or other change in control of the Company.
As of December 31, 2010, our LMC Health Plans subsidiary comprised 12.2% of our Medicare Advantage membership and 17.3% of our total revenue for the year then ended. A substantial portion of the medical services provided to our LMC Health Plans’ members is provided by LMC pursuant to a long-term medical services agreement. Any material breach or other material non-performance by LMC of its obligations to us under the medical services agreement could result in a significant disruption in the medical services provided to our Florida plan members, for which we would have no immediately acceptable alternative service provider, and would adversely affect our results of operations. In addition, the medical services agreement could be terminated by LMC for cause or in connection with certain changes in control of the Florida plan.
Noncompliance with the Laws and Regulations Applicable to Us Could Expose Us to Liability, Reduce Our Revenue and Profitability, or Otherwise Adversely Affect Our Operations and Operating Results.
The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject, on an ongoing basis, to various governmental reviews, audits, and investigations to verify our compliance with our contracts, licenses, and applicable laws and regulations, including RADV Audits by CMS and OIG. In addition, private citizens, acting as “whistleblowers,” are entitled to initiate enforcement actions under the federal False Claims Act. An adverse review, audit, or investigation could result in any of the following:
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
From time to time, our health plans are subject to corrective action plans implemented by CMS to resolve identified compliance deficiencies. We take CMS compliance matters seriously and work diligently to implement corrective action plans and resolve deficiencies effectively and timely. We cannot assure you that any CMS-imposed corrective action plans currently existing or in the future will be resolved satisfactorily or that any such corrective action plan will not have a materially adverse impact on the conduct of our business or the results of our operations.
PPACA expanded the RAC program to include Medicare Advantage and PDP plans by December 31, 2010. Under the RAC program, CMS contracts with third-parties to conduct post-payment reviews on a contingency fee basis to detect and correct improper payments in the Medicare program. We cannot assure you that the findings of a RAC audit or other audit or investigation of our business would not have an adverse effect on us or require substantial modifications to our operations.

Competition in Our Industry May Limit Our Ability to Attract or Retain Members, Which Could Adversely Affect Our Results of Operations.
We operate in a highly competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products, new strategic alliances, and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members, and providers vary by local service area and have traditionally been comprised of national, regional, and local managed care organizations that serve Medicare recipients, including, among others, UnitedHealth Group, Humana, Inc., and Universal American Corporation. In addition, we have experienced significant competition from new competitors, including pharmacy benefit managers and prescription drug retailers and wholesalers, and our traditional managed care organization competitors. Many managed care companies and other Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our markets, greater market share, larger contracting scale, and lower costs than us. Our failure to attract and retain members in our health plans as a result of such competition could adversely affect our results of operations.
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
Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program or us in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:
•	requiring us to change our products and services;
•	increasing the regulatory, including compliance, burdens under which we operate;
•	adversely affecting our ability to market our products or services; or
•	adversely affecting our ability to attract and retain members.
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
Claims Relating to Medical Malpractice and Other Litigation Could Cause Us to Incur Significant Expenses.
From time to time, we are party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, Congress and several states have considered or are considering legislation that would expressly permit managed care organizations to be held liable for negligent treatment decisions or benefits coverage determinations. Of the states in which we currently operate, New Jersey, Pennsylvania, and Texas have enacted legislation relating to health plan liability for negligent treatment decisions and benefits coverage determinations. In addition, our network providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Some of these providers may not have sufficient malpractice insurance. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization should be held responsible for alleged provider malpractice, particularly where the provider does not have malpractice insurance, and some courts have permitted that theory of liability.
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
Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, diagnosis capture and risk score submissions, medical management, medical care cost and utilization trending, financial and management accounting, reporting, and planning and analysis. These systems also support on-line customer service functions and provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcomes data. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems or related disaster recovery programs, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers or in implementing our growth strategies, disputes with customers and providers, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow.
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
We lease office space in a number of locations for our business operations. We believe our facilities are adequate for our present and currently anticipated needs. The following are our significant leased offices:

Location	Primary Use	Square footage	Expiration Date
Baltimore, Maryland	East Region Operations Center	108,101	November 2019 (1)
Nashville, Tennessee	Tennessee Plan Headquarters	78,155	September 2011
Birmingham, Alabama	Alabama Plan Headquarters	71,923	April 2016
Nashville, Tennessee	Enterprise-wide Operations Center	54,000	May 2014
Houston, Texas	Texas Plan Headquarters	53,985	May 2018
Philadelphia, Pennsylvania	Pennsylvania Plan Headquarters	42,430	December 2019
Franklin, Tennessee	Corporate Headquarters	31,989	December 2014
Bedford, Texas	Bravo Texas-Dallas Operations	22,599	April 2021
Miami, Florida	Florida Plan Headquarters	15,925	February 2013

(1)	Except for 25,506 square feet of leased space under a contract which expires November 2014.

Item 3.	Legal Proceedings
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
The following table sets forth the quarterly ranges of the high and low sales prices of the common stock on the NYSE during the calendar periods indicated:

	2010
	High	Low
First Quarter	$20.50	$16.51
Second Quarter	19.11	15.00
Third Quarter	27.00	14.66
Fourth Quarter	29.80	24.34

	2009
	High	Low
First Quarter	$20.36	$4.27
Second Quarter	11.91	7.91
Third Quarter	14.80	10.12
Fourth Quarter	18.38	11.83
The last reported sale price of our common stock on the NYSE on February 22, 2011 was $38.00 and we had approximately 132 holders of record of our common stock on such date.
Dividends
We have not declared or paid any cash dividends on our common stock since our organization in March 2005 and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is limited by our credit agreement. As a holding company, our ability to pay cash dividends is also dependent on the availability of cash dividends from our regulated insurance subsidiaries, which are restricted by the laws of the states in which we operate and CMS, as well as limitations under our credit agreement. Any future determination to declare and pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and the other limitations described above.
Issuer Purchases of Equity Securities
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. The program authorizes purchases made from time to time in either the open market or through privately negotiated transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depend upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. The program is scheduled to expire on June 30, 2011. During the quarter ended December 31, 2010, the Company did not repurchase any shares pursuant to the repurchase program. As of December 31, 2010, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.

During the quarter ended December 31, 2010, the Company withheld (reflected in the table below as “purchased”) the following shares of its common stock to satisfy payment of tax obligations related to the vesting of shares of restricted stock:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share ($)	Programs	Programs
10/01/10 – 10/31/10	449	26.22	—	—
11/01/10 – 11/30/10	—	—	—	—
12/01/10 – 12/31/10	—	—	—	—

Total	449	26.22	—	—

Performance Graph
The following graph compares the change in the cumulative total return on the Company’s common stock for the period from February 3, 2006, the date our shares of common stock began trading on the NYSE, to the change in the cumulative total return (including the reinvestment of dividends) on the stocks included in the Standard & Poor’s 500 Stock Index and two different Company-selected peer groups, the “New Peer Group” and the “Old Peer Group” over the same period. The graph assumes an investment of $100 made in our common stock at a price of $21.98 per share, the closing sale price on February 3, 2006, our first day of trading following our IPO (at $19.50 per share), and an investment in each of the other indices on February 3, 2006. We did not pay any dividends during the period reflected in the graph.
The New Peer Group consists of the following companies, which is a group of companies in the managed care, healthcare services, and health insurance industries that we have used to, among other things, assist in evaluating the competitiveness of our executive compensation plans and policies: AMERIGROUP Corporation, AmSurg Corp., Centene Corporation, CNO Financial Group, Inc., Coventry Health Care, Inc., Emergency Medical Services Corporation, Gentiva Health Services, Inc., Health Net, Inc., Healthways, Inc., LifePoint Hospitals, Inc., Magellan Health Services, Inc., MEDNAX, Inc., Molina Healthcare, Inc., Owens & Minor, Inc., Team Health Holdings, Inc., Triple-S Management Corporation, Universal American Corp., and WellCare Health Plans, Inc.
The companies in our peer groups were selected on the basis of a number of factors, including the nature of their business, market capitalization, revenue, earnings, and employees, among others. We added CNO Financial Group, Inc., Coventry Health Care, Inc., Gentiva Health Services, Inc., Health Net, Inc., Molina Healthcare Inc., Owens & Minor, Inc., Team Health Holdings, Inc., and Triple-S Management Corporation, to our peer group because of their comparability to the Company based on one or more of the foregoing factors and in order to increase the number of comparable companies that we use for purposes of evaluating the competitiveness of our executive compensation plans and policies.

COMPARISON OF 59 MONTH CUMULATIVE TOTAL RETURN
Among HealthSpring, Inc, the S&P 500 Index,
an Old Peer Group and a New Peer Group

	2/06	12/06	12/07	12/08	12/09	12/10

HealthSpring, Inc	100.00	92.58	86.67	90.86	80.12	120.70
S&P 500	100.00	112.81	119.01	74.98	94.82	109.10
Old Peer Group	100.00	121.82	128.90	72.65	98.94	116.81
New Peer Group	100.00	102.04	107.46	49.09	68.12	77.10

Item 6.	Selected Financial Data
The following tables present selected historical financial data and other information for the Company. We derived the selected historical statement of income, cash flow, and balance sheet data for each of the five years ended December 31, 2010 from the audited consolidated financial statements of the Company.
The selected consolidated financial data and other information set forth below should be read in conjunction with the audited consolidated financial statements and notes included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010 (1)	2009	2008	2007 (2)	2006
	(dollars in thousands, except share and unit data)
Statement of Income Data:
Revenue:
Premium:
Medicare	$3,085,206	$2,616,529	$2,135,548	$1,479,576	$1,149,844
Commercial	1,330	2,976	5,144	46,648	120,504

Total premiums	3,086,536	2,619,505	2,140,692	1,526,224	1,270,348
Management and other fees	42,144	42,250	32,602	24,958	26,997
Investment income	7,029	4,290	15,026	23,943	11,920

Total revenue	3,135,709	2,666,045	2,188,320	1,575,125	1,309,265

Operating expenses:
Medical expense:
Medicare	2,446,338	2,126,760	1,702,745	1,187,331	900,358
Commercial	1,634	3,186	5,146	38,662	108,168

Total medical expense	2,447,972	2,129,946	1,707,891	1,225,993	1,008,526
Selling, general and administrative	324,267	279,822	246,294	186,154	156,940
Depreciation and amortization	33,293	30,726	28,547	16,220	10,154
Impairment of intangible assets	—	—	—	4,537	—
Interest expense	20,957	15,614	19,124	7,466	8,695

Total operating expenses	2,826,489	2,456,108	2,001,856	1,440,370	1,184,315

Income before minority interest and income taxes	309,220	209,937	186,464	134,755	124,950
Minority interest	—	—	—	—	(303)

Income before income taxes	309,220	209,937	186,464	134,755	124,647
Income tax expense	(114,997)	(76,342)	(67,512)	(48,295)	(43,811)

Net income	194,223	133,595	118,952	86,460	80,836
Preferred dividends	—	—	—	—	(2,021)

Net income available to common stockholders	$194,223	$133,595	$118,952	$86,460	$78,815

Net income per share available to common stockholders:
Basic	$3.42	$2.43	$2.13	$1.51	$1.44

Diluted	$3.39	$2.41	$2.12	$1.51	$1.44

Weighted average common shares outstanding:
Basic	56,869,531	54,973,690	55,904,246	57,249,252	54,617,744

Diluted	57,304,061	55,426,929	56,005,102	57,348,196	54,720,373

Cash Flow Data:
Capital expenditures	$11,202	$15,828	$11,657	$15,886	$7,063
Cash provided by (used in):
Operating activities	221,145	169,959	161,985	72,752	167,621
Investing activities	(719,662)	(17,951)	(7,035)	(389,195)	(336)
Financing activities	250,553	5,175	(196,800)	302,090	61,073
Cash and cash equivalents	191,459	439,423	282,240	324,090	338,443
Total assets	2,348,603	1,508,267	1,344,777	1,351,073	842,645
Total long-term debt, including current maturities	626,875	236,973	268,013	296,250	—
Stockholders’ equity	1,132,131	929,456	750,878	671,355	575,282
Operating Statistics:
Medical loss ratio — Medicare Advantage (3)	78.7%	81.0%	78.3%	79.7%	78.8%
Medical loss ratio — PDP (3)	82.3%	83.3%	89.6%	86.3%	73.4%
Selling, general and administrative expense ratio (4).	10.3%	10.5%	11.3%	11.8%	12.0%
Members — Medicare Advantage (5)	304,604	189,241	162,082	153,197	115,132
Members — Commercial (5)	310	722	895	11,801	31,970
Members — PDP (5)	724,394	313,045	282,429	139,212	88,753

(1)	The financial and statistical information for the year ended December 31, 2010 includes the results of Bravo Health from November 30, 2010.

(2)	The financial and statistical information for the year ended December 31, 2007 includes the results of the Leon Medical Centers Health Plans, Inc. from October 1, 2007, the date acquired by the Company, and the effect of the Company’s recording final retroactive rate settlement premiums and related risk sharing medical expenses for both the 2006 and 2007 plan years.

(3)	The medical loss ratio represents medical expense incurred for plan participants as a percentage of premium revenue for plan participants.

(4)	The selling, general and administrative expense ratio represents selling, general and administrative expenses as a percentage of total revenue.

(5)	As of the end of each period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
HealthSpring, Inc. (the “Company” or “HealthSpring”) is a managed care organization whose primary focus is Medicare, the federal government-sponsored health insurance program primarily for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. As of December 31, 2010, we operated Medicare Advantage plans in Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia. We also offer national and regional stand-alone Medicare prescription drug plans. We refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or MA-PD, as “Medicare Advantage” plans and our stand-alone prescription drug plans as our “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) and PDP. We report our business in three segments: Medicare Advantage; PDP; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “—Segment Information” below for additional information related thereto.
2010 Highlights
•	Net income increased $60.6 million, or 45.4%, in 2010 to $194.2 million compared to 2009.
•	Our diluted earnings per share, or EPS, was $3.39 for 2010 compared with $2.41 for 2009.

•	Medicare Advantage membership at 2010 year-end increased 61.0% over the prior year. PDP membership at 2010 year-end increased 131.4% over the prior year.
•	Medicare (including Medicare Advantage and PDP) premium revenue for 2010 was approximately $3.1 billion; an increase of 17.9% over 2009 results.
•	Medicare Advantage (including MA-PD) premiums were $2.6 billion for 2010, reflecting an increase of 14.0% over the prior year. Stand-alone PDP premiums increased $147.5 million, or 45.3%, to $472.9 million in 2010.
•	Total cash flow from operations was $221.1 million, or 1.1 times net income for 2010, compared with $170.0 million, or 1.3 times net income for 2009.
•	Total cash and cash equivalents at December 31, 2010 was $191.5 million, including cash of $83.4 million held at unregulated entities.
Acquisition of Bravo Health
Summary of Transaction
On November 30, 2010, HealthSpring acquired all of the outstanding stock of Bravo Health, Inc. (“Bravo Health”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. HealthSpring acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing positive or negative adjustment based on a calculation relating to, among other things, the statutory net worth of Bravo Health’s regulated subsidiaries as of the closing. Any such positive adjustment, which is expected to be paid by HealthSpring in June 2011, will not exceed $10.0 million. As of November 30, 2010, Bravo Health had 105,455 Medicare Advantage members and 300,969 PDP members.
HealthSpring’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand. The Company’s new credit facility is further discussed under “— Indebtedness” below.
OIG’s RADV Audit of Bravo Health
Bravo Health was selected for a Risk Adjustment Data Validation Audit (“RADV Audit”) by the United States Department of Health & Human Services, Office of Inspector General (OIG) in connection with risk-adjusted payments received by one of Bravo Health’s Medicare Advantage plans for contract year 2007. In June 2010, the OIG issued a draft report of its findings. The draft report included a recommendation that approximately $20.2 million of calculated premium overpayments be refunded to CMS. OIG’s purported premium overpayment was calculated by extrapolating the results of its audit sample and findings across the specific Medicare Advantage plan’s entire population for the 2007 contract year. Bravo Health issued a written response to the draft report and is vigorously challenging the OIG’s audit process, methodology, and preliminary findings and recommendations. No final report has been issued by OIG. OIG has no authority to recoup overpayments. Accordingly, it will be within the authority of CMS to determine what actions, if any, to take in response to any OIG audit findings and recommendations. Because of the uncertainties associated with (i) the validity of the OIG’s audit process and methods, (ii) the OIG’s response to Bravo Health’s challenges, (iii) the status of OIG’s final report, and (iv) the probable actions of CMS based on the OIG’s recommendations, among other uncertainties, the Company is currently unable to reasonably estimate the probability of CMS’s assertion of a claim for recoupment of overpaid premiums or the amount of loss, or range of potential losses, associated with the resolution of the OIG audit. Accordingly, the Company has not made an accrual related thereto at December 31, 2010.
At the closing of the acquisition, a $55.0 million escrow was established from the merger consideration to fund Bravo Health’s stakeholders’ post-closing indemnification obligations, if any, $23.0 million of which will be held in escrow for three years following closing with respect to certain specified claims, including the OIG matter discussed above. Consequently, although no assurance can be made, we do not expect the liability resulting from the RADV OIG Audit, if any, to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. No escrow-related liabilities or assets are included in the Company’s balance sheet at December 31, 2010.

The Company incurred approximately $11.4 million, or $0.14 per share, of transaction—related expenses relating to the acquisition of Bravo Health. Such expenses are included in selling, general and administrative expenses and interest expense in our results of operations for the year ended December 31, 2010.
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
Premiums for our Medicare products are generally fixed in advance of the period during which health care is covered. Each of our Medicare plans submits rate proposals to CMS, generally by county or service area, in June for each Medicare product that will be offered beginning January 1 of the subsequent year. Retroactive rate adjustments are made periodically with respect to each of our Medicare plans based on the aggregate health status and risk scores of our plan populations. For a further explanation of the Company’s accounting for retroactive risk payments, see “—Results of Operations —Risk Adjustment Payments” below. Our risk adjustment payments are subject to review and audit by CMS. See “— CMS RADV Audits” below.
As with our traditional Medicare Advantage plans, we provide written bids to CMS for our Part D plans, which include the estimated costs of providing prescription drug benefits over the plan year. Premium payments from CMS are based on these estimated costs. The amount of CMS payments relating to the Part D standard coverage for our MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare our prescription drug costs in our bids to CMS to our actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to us or our refunding to CMS a portion of the premium payments we previously received. We estimate and recognize adjustments to premium revenue related to estimated risk corridor payments as of each quarter end based upon our actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period. We account for estimated risk corridor settlements with CMS on our consolidated balance sheet and as an operating activity in our consolidated statement of cash flows. Actual risk corridor payments upon final settlement with CMS could differ materially, favorably or unfavorably, from our estimates.
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
Management and Other Fee Revenue. Management and other fee revenue primarily include amounts paid to us for management services provided to independent physician associations and health plans. Our management subsidiaries typically generate fee revenue on one of two bases: (1) as a percentage of revenue collected by the relevant health plan; or (2) as a fixed PMPM payment or percentage of revenue for members serviced by the relevant independent physician association, or IPA. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of our management agreements with IPAs, we receive fees based on a share of the profits of the IPAs. To the extent these fees relate to members of our HMO and regulated insurance subsidiaries, the fees are recognized as a credit to medical expense. Management fees calculated based on profits are recognized, as fee revenue or as a credit to medical expenses, if applicable, when we can readily determine that such fees have been earned, which determination is typically made on a monthly basis.

Investment Income. Investment income consists primarily of interest income on cash and investments and gross realized gains and losses from sales of investments.
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
One of our primary tools for managing our business and measuring our profitability is our medical loss ratio, or MLR, the ratio of our medical expenses to the premiums we receive. Small changes in the ratio of our medical expenses relative to the premium we receive can result in significant changes in our financial results. Changes in the MLR from period to period result from, among other things, changes in Medicare funding, changes in benefits offered by our plans, our ability to manage utilization and medical expense, changes in accounting estimates related to incurred but not reported claims, or IBNR, and our Part-D-related earnings relative to CMS’ risk corridors. We use MLRs both to monitor our management of medical expenses and to make various business decisions, including what plans or benefits to offer, what geographic areas to enter or exit, and our selection of healthcare providers. We analyze and evaluate our Medicare Advantage and PDP MLRs separately.
CMS RADV Audits
In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS is conducting regular audits of Medicare Advantage plans for compliance by the plans and their providers with proper coding practices (sometimes referred to as “Risk Adjustment Data Validation Audits” or “RADV Audits”). The Company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. In February 2010, the Company responded to the RADV Audit request by retrieving and submitting medical records supporting member sample diagnoses codes and risk scores and, where appropriate, provider attestations. CMS has not indicated a schedule for processing or otherwise responding to the Company’s submissions.
In December 2010, CMS published for public comment its proposed methodology for payment adjustments determined as a result of its various RADV Audits, including its methods for sampling, payment error calculation, and extrapolation of the error rate across the relevant plan population. Numerous comments challenging CMS’s methodologies were submitted to CMS by participants in the Medicare Advantage program, including the Company, in January 2011. It is unclear when and how CMS will respond to these comments and what form the RADV Audit methodologies, including extrapolation and payment error calculations, will ultimately take. Because of the uncertainty, the Company is currently unable to reasonably estimate the probability of CMS’s assertion of a claim for recoupment of overpaid Tennessee plan 2007 premiums or the amount of loss, or range of potential losses, associated with the pending RADV Audit of the Tennessee plan. Accordingly, the Company has not made an accrual related thereto.

Results of Operations
Percentage Comparisons
The following table sets forth consolidated statements of income data expressed in dollars (in thousands) and as a percentage of revenues for each period indicated. Data for the year ended December 31, 2010 includes the results of Bravo Health from November 30, 2010.

	Year Ended December 31,
	2010		2009		2008
Revenue:
Premium revenue	$3,086,536	98.5%	$2,619,505	98.2%	$2,140,692	97.8%
Management and other fees	42,144	1.3	42,250	1.6	32,602	1.5
Investment income	7,029	0.2	4,290	0.2	15,026	0.7

Total revenue	3,135,709	100.0	2,666,045	100.0	2,188,320	100.0

Operating expenses:
Medical expense	2,447,972	78.1	2,129,946	79.9	1,707,891	78.0
Selling, general and administrative	324,267	10.3	279,822	10.5	246,294	11.3
Depreciation and amortization	33,293	1.0	30,726	1.1	28,547	1.3
Interest expense	20,957	0.7	15,614	0.6	19,124	0.9

Total operating expenses	2,826,489	90.1	2,456,108	92.1	2,001,856	91.5

Income before income taxes	309,220	9.9	209,937	7.9	186,464	8.5
Income tax expense	(114,997)	(3.7)	(76,342)	(2.9)	(67,512)	(3.1)

Net income	$194,223	6.2%	$133,595	5.0%	$118,952	5.4%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in our managed care plans. The following table summarizes our Medicare Advantage (including MA-PD), and stand-alone PDP membership, by state, as of the dates indicated.

	December 31,
	2010	2009	2008
Medicare Advantage Membership
Alabama	30,148	31,330	29,022
Florida	37,022	32,606	27,568
Pennsylvania	63,044	—	—
Tennessee	65,533	58,252	49,933
Texas	71,105	51,201	43,889
Other	37,752	15,852	11,670

Total	304,604	189,241	162,082

Medicare Stand-Alone PDP Membership	724,394	313,045	282,429

Medicare Advantage. Our Medicare Advantage membership increased by 61.0% to 304,604 members at December 31, 2010 from 189,241 members at December 31, 2009, with membership gains in all of our health plans except Alabama and Texas (not including new Texas Bravo Health membership). Our Medicare Advantage net membership gain of 115,363 members since December 31, 2009 reflects the inclusion of members in Bravo Health health plans (105,455 members as of the acquisition date) and better retention rates in HealthSpring plans resulting from, we believe, the relative attractiveness of our various plans’ benefits. The increase in membership from December 31, 2008 to December 31, 2009 was primarily the result of organic growth in our markets through increased penetration in existing service areas and to a lesser extent our expansion into new service areas. Medicare Advantage (including MA-PD) membership as of February 1, 2011 was approximately 329,000, reflecting increases across all of our markets.
PDP. PDP membership increased by 131.4% to 724,394 members at December 31, 2010 from 313,045 at December 31, 2009, primarily as a result of the inclusion of members in Bravo Health’s PDP (300,969 members as of the acquisition date) and the auto-assignment of members in HealthSpring’s PDP at the beginning of the year. Our PDPs, including the Bravo Health PDP, are not actively marketed as we primarily rely on CMS auto-assignments of dual-eligible beneficiaries for membership. PDP membership as of February 1, 2011 was approximately 832,000 and consisted of members in 30 of the 34 CMS PDP regions.

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
The first retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following calendar year. We estimate and record on a monthly basis both the initial and final settlements with CMS. The impact of the Company updating its estimated final CMS settlement amounts (in the following calendar year) as a result of additional diagnoses code information and ultimately upon receiving notification of the final CMS settlement amounts were as follows:

	Resulting Increase to
(in millions, except per share data)	Premium	Medical	Net	Earnings per
Year Ended December 31,	Revenue	Expense	Income	Diluted Share
2010	$9.4	$1.9	$4.8	$0.08
2009	$6.5	$3.2	$2.1	$0.04
2008	$29.3	$8.2	$13.4	$0.24
Final CMS settlement amounts for any given plan year should not be considered indicative of amounts to be received for any future plan year.
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
Results for the year ended December 31, 2010 include the results of Bravo Health from November 30, 2010.
Revenue
Total revenue was $3.1 billion for the year ended December 31, 2010 as compared with $2.7 billion in 2009, representing an increase of $0.4 billion, or 17.6%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the year ended December 31, 2010 was $3.1 billion as compared with $2.6 billion in 2009, representing an increase of $0.5 billion, or 17.8%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums increased $0.3 billion, or 14.0%, to $2.6 billion for the year ended December 31, 2010 as compared to 2009. The increase in Medicare Advantage premiums in 2010 is primarily attributable to the inclusion of premiums recorded by Bravo Health from November 30, 2010, the date we acquired Bravo Health, and increases in membership in our existing health plans. PMPM premiums for the current year averaged $1,058, which reflects an increase of 0.7% as compared to 2009. The PMPM premium increase in the current year is the result of increases in the drug component portion of the premium; the inclusion of Bravo Health, which historically has experienced higher PMPM premium revenue than HealthSpring; and increases related to member risk scores, which were partially offset by decreases in CMS-calculated base rates.
PDP: PDP premiums (after risk corridor adjustments) were $472.9 million in the year ended December 31, 2010 compared to $325.4 million in 2009, an increase of $147.5 million, or 45.3%. The increase in premiums for the current year is primarily the result of increases in membership in our existing national PDP. Our average PMPM premiums (after risk corridor adjustments) were $93 in the current year, compared with $91 in 2009.

Investment Income: Investment income was $7.0 million for 2010 as compared to $4.3 million in 2009, reflecting an increase of $2.7 million, or 63.9%. The increase is primarily the result of increases in invested balances, as the Company has moved substantial amounts out of cash and cash equivalents into investments since 2009, and in the average duration and yield on invested assets in the portfolio.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2010 increased $0.2 billion, or 10.8%, to $2.1 billion from $1.9 billion for 2009, which is primarily attributable to membership increases in the 2010 period as compared to the 2009 period and the inclusion of medical expenses incurred by Bravo Health from November 30, 2010. For the year ended December 31, 2010, the Medicare Advantage MLR was 78.7% versus 81.0% for 2009. The MLR improvement in the current period is primarily attributable to changes in benefit design and lower inpatient utilization, combined with premium revenue increases. Favorable utilization trends experienced in 2010 may not be sustainable in future periods. To the extent future utilization levels exceed any relative increases in premium revenue our MLR levels would deteriorate. Our Medicare Advantage medical expense calculated on a PMPM basis was $833 for the year ended December 31, 2010, compared with $851 for 2009.
PDP. PDP medical expense for the year ended December 31, 2010 increased $118.5 million to $389.4 million, compared to $270.9 million in 2009, which is primarily attributable to membership increases in our existing national PDP plan in the 2010 period. PDP MLR for 2010 was 82.3%, compared to 83.3% in 2009. The decrease in PDP MLR for the current period was primarily attributable to changes in formularies and favorable levels of pharmacy rebates in 2010. The Company currently expects MLR for the PDP segment to increase in 2011 as a result of increases in membership in 2011 in PDP regions with higher PMPM medical expenses than in 2010.
Selling, General, and Administrative Expense
Selling, general and administrative (SG&A) expense for the year ended December 31, 2010 was $324.3 million as compared with $279.8 million for the prior year, an increase of $44.5 million, or 15.9%. The increase in 2010 as compared to the prior year is primarily the result of the inclusion of SG&A expense for Bravo Health for the one month in 2010 under the Company’s ownership, and additional personnel and selling costs related to membership growth in the Company’s existing health plans. Additionally, SG&A expense for the year ended December 31, 2010 includes transaction-related expenses of $9.7 million related to the acquisition of Bravo Health in 2010. As a percentage of revenue, SG&A expense decreased approximately 20 basis points for the year ended December 31, 2010 compared to the prior year.
Depreciation and Amortization Expense
Depreciation and amortization expense was $33.3 million in the year ended December 31, 2010 as compared with $30.7 million in 2009, representing an increase of $2.6 million, or 8.4%. The increase in the current year was the result of incremental amortization and depreciation expense associated with the acquisition of Bravo Health on November 30, 2010. As a result of the Bravo Health acquisition, the Company expects increases in depreciation and amortization for 2011 as compared to 2010.
Interest Expense
Interest expense was $21.0 million for the year ended December 31, 2010, compared with $15.6 million in 2009. The Company’s interest expense in the 2010 period includes debt extinguishment costs of $7.1 million resulting from the Company’s entering into a new credit facility and terminating its prior credit facility during the first quarter of 2010 and bank fees of $1.7 million incurred in connection with the Company’s entering into its amended and restated credit facility in the fourth quarter of 2010. Net of these costs, interest expense decreased $3.4 million in 2010, reflecting lower average debt amounts outstanding and lower interest rates, offset by an increase in commitment and other bank fees in 2010 compared to 2009. The weighted average effective interest rate incurred on our borrowings during the years ended December 31, 2010 and 2009 was 6.1% and 6.0%, respectively (3.8% and 4.8%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

The Company expects an increase in interest expense for 2011 as compared to 2010 as a result of its incurring a full year of interest on incremental debt borrowed in November 2010 to fund the Bravo Health acquisition and as a result of increases in interest rates spreads under the Company’s amended credit facilities for 2011 as compared to 2010.
Income Tax Expense
For the twelve months ended December 31, 2010, income tax expense was $115.0 million, reflecting an effective tax rate of 37.2%, as compared with $76.3 million, reflecting an effective tax rate of 36.4%, for 2009. The higher rate in 2010 was the result of a number of factors including transaction expenses that were capitalized for tax purposes as well as a greater concentration of the Company’s profitability in entities taxed at a higher state tax rate.
Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
Revenue
Total revenue was $2.7 billion for the year ended December 31, 2009 as compared with $2.2 billion in 2008, representing an increase of $0.5 billion, or 21.8%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the year ended December 31, 2009 was $2.6 billion as compared with $2.1 billion in 2008, representing an increase of $0.5 billion, or 22.4%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $2.3 billion for the year ended December 31, 2009 as compared to $1.9 billion in 2008, representing an increase of $0.4 billion, or 22.5%. The increase in Medicare Advantage premiums in 2009 is primarily attributable to increases in membership and in PMPM premium rates in substantially all of our plans. PMPM premiums for 2009 averaged $1,050, which reflects an increase of 4.9% as compared to 2008, as adjusted to exclude retroactive risk adjustments associated with prior years. The PMPM premium increase in 2009 is the result of rate increases in CMS-calculated base rates as well as rate increases related to risk scores. Member months increased 16.9% for 2009 as compared to 2008.
PDP: PDP premiums (after risk corridor adjustments) were $325.4 million in the year ended December 31, 2009 compared to $265.5 million in 2008, an increase of $59.9 million, or 22.6%. The increase in premiums for 2009 is primarily the result of increases in membership and PDP PMPM premium rates. Our average PMPM premiums (after risk corridor adjustments) increased 10.2% to $91 in 2009 from $83 during 2008.
Fee Revenue. Fee revenue was $42.3 million in 2009 compared to $32.6 million for 2008, an increase of $9.7 million. The increase in 2009 is attributable to increased management fees as a result of higher membership in managed IPAs as compared to 2008.
Investment Income. Investment income was $4.3 million for 2009 as compared to $15.0 million in 2008, reflecting a decrease of $10.7 million, or 71.5%. The decrease is primarily attributable to a decrease in the average yield on invested and cash balances.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the year ended December 31, 2009 increased $0.4 billion, or 26.7%, to $1.9 billion from $1.5 billion for 2008, which is primarily attributable to membership increases in 2009 as compared to 2008 and increases in PMPM medical expense. For the year ended December 31, 2009, the Medicare Advantage MLR was 81.0% as compared to 79.0% for 2008. The increase in the MLR for 2009 was primarily attributable to increases in inpatient procedure costs in our Tennessee health plan and increases in outpatient expenses in our Alabama, Tennessee, and Texas health plans. The MLR increase in 2009 was partially offset by improvements in our Florida plan’s MLR attributable primarily to hospital recontracting efforts. The MLR for 2008 includes favorable final CMS settlement adjustments associated with prior years which reduced MLR by approximately 70 basis points. Similar adjustments in 2009 were not material to MLR.

Our Medicare Advantage medical expense calculated on a PMPM basis was $849 for the year ended December 31, 2009, compared with $782 for 2008, as adjusted to exclude final CMS retroactive risk adjustments associated with prior years.
PDP. PDP medical expense for the year ended December 31, 2009 increased $33.1 million to $270.9 million, from $237.8 million in 2008. PDP MLR for 2009 was 83.3%, compared to 89.6% in 2008. The decrease in PDP MLR for 2009 was primarily attributable to higher PDP PMPM revenue and higher utilization of generic prescription drugs. PDP medical expense on a PMPM basis increased 2.4% in 2009 as compared to 2008.
Selling, General, and Administrative Expense
SG&A for the year ended December 31, 2009 was $279.8 million as compared with $246.3 million for the year ended December 31, 2008, an increase of $33.5 million, or 13.6%. As a percentage of revenue, SG&A expense decreased approximately 80 basis points for year ended December 31, 2009 compared to the prior year, primarily as a result of improved operating leverage. The $33.5 million increase in 2009 as compared to the prior year is primarily the result of personnel cost increases primarily related to growth in personnel, including as a result of bringing in-house disease management, behavioral health, and other activities previously performed by outside providers (which were recorded as medical expense), and increasing the number of employed nurses that support our various clinical initiatives. Increases in other administrative costs in 2009 include increased advertising expenses and contract termination expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense was $30.7 million in the year ended December 31, 2009 as compared with $28.5 million in 2008, representing an increase of $2.2 million, or 7.6%. The increase in 2009 was the result of incremental amortization expense associated with the acquisition in October 2008 of a Medicare Advantage contract from Valley Baptist Health Plans (“Valley Plans”) operating in the Rio Grande Valley and incremental depreciation on property and equipment additions.
Interest Expense
Interest expense was $15.6 million for the year ended December 31, 2009, compared with $19.1 million in 2008. The decrease in 2009 was the result of lower effective interest rates and lower average principal balances outstanding. The weighted average interest rate incurred on our borrowings during the year ended December 31, 2009 and 2008 was 6.0% and 6.6%, respectively (4.8% and 5.6%, respectively, exclusive of amortization of deferred financing costs).
Income Tax Expense
For the year ended December 31, 2009, income tax expense was $76.3 million, reflecting an effective tax rate of 36.4%, as compared with $67.5 million, reflecting an effective tax rate of 36.2%, for 2008. The higher rate in 2009 was the result of a number of factors, including greater concentration of the Company’s profitability in entities taxed at a higher state tax rate.
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
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the last three years ended December 31 is as follows:

(in thousands)	MA-PD	PDP	Corporate	Total
Year ended December 31, 2010
Revenue	$2,662,724	$472,916	$69	$3,135,709
EBITDA	346,372	53,411	(36,313)	363,470
Depreciation and amortization expense	27,208	371	5,714	33,293

Year ended December 31, 2009
Revenue	$2,340,350	$325,631	$64	$2,666,045
EBITDA	249,801	35,043	(28,567)	256,277
Depreciation and amortization expense	25,340	88	5,298	30,726

Year ended December 31, 2008
Revenue	$1,919,168	$268,667	$485	$2,188,320
EBITDA	253,973	9,118	(28,956)	234,135
Depreciation and amortization expense	24,505	24	4,018	28,547
As of January 1, 2010, the Company revised its methodology for allocating SG&A expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segment. As a result of these revisions, the segment EBITDA amounts for 2009 and 2008 include reclassification adjustments between segments such that the periods presented are comparable.
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the last three years ended December 31 is as follows:

(in thousands)	2010	2009	2008
EBITDA	$363,470	$256,277	$234,135
Income tax expense	(114,997)	(76,342)	(67,512)
Interest expense	(20,957)	(15,614)	(19,124)
Depreciation and amortization	(33,293)	(30,726)	(28,547)

Net Income	$194,223	$133,595	$118,952

Liquidity and Capital Resources
We finance our operations primarily through internally generated funds. We generate cash primarily from premium revenue and our primary use of cash is the payment of medical and SG&A expenses and principal and interest on indebtedness. We also rely on distributions and receipt of management fees from our subsidiaries, most of which are subject to regulatory restrictions. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our anticipated working capital needs, our debt service, and capital expenditures over at least the next 12 months.

The reported changes in cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by operating activities	$221,145	$169,959	$161,985
Net cash used in investing activities	(719,662)	(17,951)	(7,035)
Net cash provided by (used in) financing activities	250,553	5,175	(196,800)

Net (decrease) increase in cash and cash equivalents	$(247,964)	$157,183	$(41,850)

Cash Flows from Operating Activities
Our primary sources of liquidity are cash flow provided by our operations, available cash on hand, proceeds from the sale or maturities of our investment securities, and our revolving credit facility. We generated cash from operating activities of $221.1 million during 2010, compared to $170.0 million during 2009 and $162.0 million during 2008.
2010 Compared With 2009. The increase in cash flow provided by operating activities to $221.1 million for 2010 from $170.0 million for 2009 is primarily due to increased earnings driven primarily by favorable trends in Medicare Advantage medical expenses and by the receipt of $50.0 million of prior year final CMS settlements compared to receipts in 2009 of $31.8 million.
2009 Compared With 2008. The increase in cash flow provided by operating activities to $170.0 million for 2009 from $162.0 million for 2008 is primarily attributable to increases in earnings, the amount and timing of risk corridor settlements with CMS, and other changes in working capital items.
Cash Flows from Investing and Financing Activities
For the year ended December 31, 2010, the Company’s primary investing activity consisted of net expenditures of $461.7 million used to acquire Bravo Health on November 30, 2010. Other investing activities consisted of expenditures of $434.1 million to purchase investment securities and restricted investments, the receipt of $187.6 million in proceeds from the sale or maturity of investment securities and restricted investments, and $11.2 million spent on property and equipment additions.
During the year ended December 31, 2010, the Company’s financing activities consisted primarily of the receipt of $680.0 million in proceeds from borrowings under our credit agreements, the expenditure of $290.1 million for the repayment of existing long-term debt, $115.9 million of funds withdrawn in excess of funds received from CMS for Medicare Part D claim subsidies for which we do not assume risk, payments of $26.8 million for financing costs associated with the issuance of debt, $14.3 million expended for the repurchase of Company stock, and $12.1 million in proceeds received from the exercise of stock options.
For the year ended December 31, 2009, the Company’s primary investing activities consisted of $15.8 million in property and equipment additions, expenditures of $59.5 million to purchase investment securities, and $57.7 million in proceeds from the maturity of investment securities.
During the year ended December 31, 2009, the Company’s financing activities consisted primarily of $36.2 million of funds received in excess of funds withdrawn from CMS for Medicare Part D claim subsidies for which we do not assume risk, and $31.0 million for the repayment of long-term debt.
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
Statutory Capital Requirements
The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2010, the statutory minimum net worth requirements and actual statutory net worth were as follows (in thousands):

Regulated Insurance Subsidiary	Statutory Net Worth
	Minimum		Actual

Alabama HMO	$1,112		$59,537
Bravo Health Insurance (DE)	11,327	(1)	44,560
Bravo Health Mid-Atlantic HMO (MD)	16,754	(1)	19,272
Bravo Health Pennsylvania HMO	51,956	(1)	80,325
Bravo Health Texas HMO	14,984	(1)	28,504
Florida HMO	10,822		26,500
HealthSpring Accident and Health (TX)	68,118	(1)	141,066
Tennessee HMO	17,198		77,753

(1)	Minimum statutory net worth calculated at 200% of authorized control level.
Each of these subsidiaries was in compliance with applicable statutory requirements as of December 31, 2010. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members. Effective December 31, 2010, we merged our Texas HMO into our Texas-domiciled Accident and Health subsidiary.
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would put them out of compliance with statutory net worth requirements. At December 31, 2010, $688.4 million of our $771.8 million of cash, cash equivalents, investment securities, and restricted investments were held by our regulated insurance subsidiaries, and subject to these dividend restrictions. Subsidiary contributions from the parent company for 2010, 2009 and 2008 were $10.0 million, $2.5 million and $0, respectively.
Subsidiary distributions to the parent Company (other than tax-related distributions) for 2010, 2009, and 2008 were as follows (in thousands):

Distributing Subsidiary	2010	2009	2008
Texas	$45,000	$15,000	$14,000
Tennessee	32,000	—	—
Florida	12,000	—	—
Alabama	9,400	16,500	8,400

Indebtedness
Long-term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Debt outstanding under credit agreements	$626,875	$236,973
Less: current portion of long-term debt	(61,226)	(43,069)

Long-term debt, less current portion	$565,649	$193,904

February 2010 Credit Facility
On February 11, 2010, the Company entered into a $350.0 million credit agreement (the “Prior Credit Agreement”), which, subject to the terms and conditions set forth therein, provided for a five-year, $175.0 million term loan credit facility and a four-year, $175.0 million revolving credit facility (the “Prior Credit Facilities”). Proceeds from the Prior Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the Company’s 2007 credit agreement as well as transaction expenses related thereto.
Borrowings under the Prior Credit Agreement accrued interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio. The Company also paid a commitment fee of 0.375% on the actual daily unused portions of the Prior Credit Facilities.
In connection with entering into the Prior Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The Company also terminated its interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the Company for the year ended December 31, 2010.
Bravo Health Acquisition Indebtedness
In connection with the acquisition of Bravo Health, the Company and its existing lenders and certain additional lenders amended and restated the Prior Credit Agreement in the form of the Amended and Restated Credit Agreement (“Restated Credit Agreement”) on November 30, 2010 to provide for, among other things, the acquisition financing. As amended, the Restated Credit Agreement provides for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness as “Existing Term Loan A” ($166.3 million of which was outstanding prior to the acquisition);
•	$180.0 million of new term loan A indebtedness as “New Term Loan A” (funded at the closing of the acquisition);
•	$175.0 million revolving credit facility maturing in February 2014 (the “Revolving Credit Facility,” $100.0 million of which was drawn at the closing); and
•	$200.0 million of new term loan B indebtedness maturing in November 2016 (“New Term Loan B” which was funded at the closing).
The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”
Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (initially 450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is 0.75 to 1.0 or less, on the daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The $175.0 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was drawn in the amount of $100.0 million as of December 31, 2010.

Under the Restated Credit Agreement, Existing Term Loan A and New Term Loan A are payable in quarterly principal installments. Prior to June 30, 2013, each quarterly principal installment payable in respect of each of Existing Term Loan A and New Term Loan A will be in an amount equal to 2.5% of the aggregate initial principal amount of Existing Term Loan A or New Term Loan A, as the case may be, and for principal installments payable on June 30, 2013 and thereafter, that percentage increases to 3.75%. The entire outstanding principal balance of each of Existing Term Loan A and New Term Loan A is due and payable in full at maturity on February 11, 2015.
Under the Restated Credit Agreement, New Term Loan B is payable in quarterly principal installments, each in an amount equal to 0.25% of the aggregate initial principal amount of New Term Loan B. The entire outstanding principal balance of New Term Loan B is due and payable in full on November 30, 2016.
The net proceeds from certain asset sales, casualty and condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty and condemnation events, to certain reinvestment rights), a portion of the net proceeds from equity issuances and, under certain circumstances, the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Facilities. Under such excess cash flow provisions, a prepayment in the amount of $25.0 million is due to be paid on or before April 15, 2011. Such prepayment amount is net of a voluntary prepayment of $15.0 million paid by the Company in December 2010 and is included in the current portion of long-term debt outstanding on the Company’s balance sheet at December 31, 2010.
Loans under the Restated Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-regulated insurance subsidiaries, including a pledge by the Company and its non-regulated insurance subsidiaries of all of the equity interests in each of their domestic subsidiaries (including regulated insurance subsidiaries).
The Restated Credit Agreement also contains conditions precedent to extensions of credit thereunder as well as representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum total debt to adjusted EBITDA ratio of 2.25 to 1.00 (reducing to 2.00 at December 31, 2011 and 1.75 to 1.00 on June 30, 2012), (ii) minimum net worth requirements for each regulated insurance subsidiary calculated by reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the Restated Credit Agreement. The Company believes it is currently in compliance with its financial and other covenants under the Restated Credit Agreement.
The Restated Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and certain subsidiary regulatory restrictions. Under the Restated Credit Agreement, the Company is permitted to repurchase $100.0 million of the Company’s common stock in any calendar year (which annual amount increases as the Company’s leverage ratio improves). If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the Restated Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the Restated Credit Agreement to be due and payable.
In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million which were recorded in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were paid in November 2010. These amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. The unamortized balance of such costs at December 31, 2010 totaled $24.8 million, and is included in other assets on the accompanying consolidated balance sheet.

Maturities of long-term debt under the Restated Credit Agreement are as follows:

(in thousands)
2011	$61,226
2012	35,917
2013	48,739
2014	153,013
2015	164,304
Thereafter	163,676

Total	$626,875

Off-Balance Sheet Arrangements
At December 31, 2010, the Company did not have any off-balance sheet arrangements requiring disclosure.
Commitments and Contingencies
The following table sets forth information regarding our contractual obligations as of December 31, 2010:

	Payments due by period:
	(in thousands)
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Credit agreement: Term loans	$526,875	$61,226	$84,656	$217,317	$163,676
Interest (1)	117,886	28,290	51,161	29,356	9,079
Revolving credit agreement	100,000	—	—	100,000	—
Medical claims	350,217	350,217	—	—	—
Operating lease obligations	84,762	12,963	24,305	19,317	28,177
Other contractual obligations	5,129	2,506	2,133	490	—

Total	$1,184,869	$455,202	$162,255	$366,480	$200,932

(1)	Interest includes the estimated interest payments under our credit facility assuming no change in the LIBOR rate as of December 31, 2010. Includes the annual commitment fee for the Company’s revolving credit agreement.
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

Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when earned, according to the contractual arrangements with the respective vendors. Estimation of rebates is a complex process and involves a number of assumptions and variables, including with respect to brand name and generic utilization; adherence to formularies; member volumes both on an absolute basis and relative to the markets; and new drug entrants during the period, among others.
Medical claims liability includes medical claims reported to the plans but not yet paid as well as an actuarially determined estimate of claims that have been incurred but not yet reported.
The following table presents the components of our medical claims liability as of the dates indicated:

	December 31,
	2010	2009
	(in thousands)
Incurred but not reported (IBNR)	$258,832	$121,782
Reported claims	91,385	80,526

Total medical claims liability	$350,217	$202,308

The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of the IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at December 31, 2010 would cause these estimates to change in the near term and such a change could be material.
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
The completion and claims trend factors are the most significant factors impacting the IBNR estimate. The following table illustrates the sensitivity of these factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and December 31, 2010 data:

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
(Dollars in thousands)
3%	$(9,169)	(3)%	$(5,521)
2	(6,184)	(2)	(3,675)
1	(3,129)	(1)	(1,835)
(1)	3,205	1	1,830

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
Adjustments of prior period estimates will result in additional medical costs or, as we have experienced during the last several years, a reduction in medical costs in the period an adjustment was made. As reflected in the table below our reserve models developed favorably in 2010, 2009, and 2008 and the accrued liabilities calculated from the models for each of the periods were more than our ultimate liabilities for unpaid claims.

The following table provides a reconciliation of changes in medical claims liability for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
Balance at beginning of period	$202,308		$190,144		$154,510
Acquisition of Bravo Health, Inc.	149,521		—		—

Incurred related to:
Current period	2,463,801	(1)	2,138,710	(1)	1,719,522	(1)
Prior period (2)	(15,829)		(8,764)		(11,631)

Total incurred	2,447,972		2,129,946		1,707,891

Paid related to:
Current period	2,189,058		1,938,717		1,531,629
Prior period	260,526	(3)	179,065		140,628

Total paid	2,449,584		2,117,782		1,672,257

Balance at the end of the period	$350,217		$202,308		$190,144

(1)	Approximately $2.0 million paid to providers under risk sharing and capitation arrangements related to 2009 premiums is included in the incurred related to current period amounts in 2010. Such amount does not relate to fee-for-service medical claims estimates. Similarly, $2.2 million and $10.1 million paid to providers under risk sharing and capitation arrangements related to prior year premiums are included in the 2009 and 2008 incurred related to current period, respectively. Most of these amounts are the result of additional retroactive risk adjustment premium payments recorded that pertain to the prior year’s premiums (see — “Risk Adjustment Payments”).

(2)	Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).

(3)	Paid amounts related to the prior period for the 2010 period include $76.1 million of payments on acquired liabilities ($149.5 million as shown in the table herein) resulting from the Bravo Health acquisition on November 30, 2010.
Amounts incurred related to prior years vary from previously estimated claims liabilities as the claims ultimately are settled. As discussed previously, medical claims liabilities are generally settled and paid within several months of the member receiving service from the provider. Accordingly, the 2010, 2009, and 2008 prior year favorable development relates primarily to fee-for-service claims incurred in previous calendar year. The negative amounts reported in the table above for incurred related to prior periods result from fee-for-service claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development). A positive amount reported for incurred related to prior periods would result from claims estimates being ultimately settled for amounts greater than originally anticipated (an unfavorable development).
As reflected in the immediately preceding table, claims estimates at December 31, 2009 ultimately settled during 2010 for $15.8 million (or 0.7% of total 2009 medical expense) less than the amounts originally estimated. This favorable prior period reserve development was primarily as a result of the following factors:
•	Actual claims trends ultimately being lower than original estimates resulting in $8.4 million of favorable development, primarily attributable to lower than anticipated cost increases and utilization in both our Medicare and commercial lines of business;
•	Actual completion factors ultimately being higher than completion factors used to estimate IBNR at December 31, 2009 based on historical patterns resulting in $4.0 million of favorable development, which increase was primarily attributable to a shortening of the time between when claims are submitted by providers and paid by our plans.
•	Actual amounts ultimately owed for 2009 services and paid to providers in 2010 under risk-sharing and quality care management initiatives being less than the related liabilities recorded at December 31, 2009 resulting in $3.4 million of favorable development.

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
Our medical claims liability also considers premium deficiency situations and evaluates the necessity for additional related liabilities. There were no required premium deficiency accruals at December 31, 2010 or December 31, 2009.
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
Medicare Advantage
Our Medicare premium revenue is subject to periodic adjustment under what is referred to as CMS’s risk adjustment payment methodology based on the health risk of our members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establishes incentives for plans to enroll and treat less healthy Medicare beneficiaries. Under the risk adjustment payment methodology, coordinated care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for that fiscal year in the following year. We estimate and record on a monthly basis both the initial CMS settlement and the final CMS settlement.
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
Differences (as a percent of total revenue) between estimated final settlement amounts and actual final settlement amounts were notably less significant in 2010 and 2009 as compared to previous years. There can be no assurances, however, that any such differences will not have a material effect on any future quarterly or annual results of operations. The following table illustrates the sensitivity of the final 2010 CMS settlement for 2010 and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and December 31, 2010 data:

Increase (Decrease)
Increase (Decrease)	In Settlement
in Estimate	Receivable
(dollars in thousands)
1.5%	$38,558
1.0	25,705
0.5	12,853
(0.5)	(12,853)
Our risk adjustment payments are subject to review and audit by CMS. CMS has announced that it would regularly audit Medicare Advantage plans, primarily targeted based on risk score growth, for compliance by the plans and their providers with proper coding practices (sometimes referred to as “Risk Adjustment Data Validation Audits” or “RADV Audits”). CMS audits can potentially take several years to resolve completely. Any adjustment to premium revenue and the related medical expense for risk-sharing arrangements with providers as a result of such review and audit would be recorded when estimable. There can be no assurance that any retroactive adjustment to previously recorded revenue or expenses will not have a material effect on future results of operations.
Part D
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
To participate in Part D, the Company is required to provide written bids to CMS that include, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. The Company records a risk corridor receivable or payable and classifies the amount as current or long-term in the consolidated balance sheet based on the expected settlement with CMS. The liabilities on the Company’s consolidated balance sheets at December 31, 2010 and 2009 arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the consolidated statements of income as a reduction of or increase to premium revenue.

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
Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Goodwill exists at seven of our reporting units — Alabama, Bravo Health Insurance Company, Florida, Pennsylvania, Tennessee, Texas-Bravo Health, andTexas-HealthSpring.
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

We conducted an annual impairment test as of October 1, 2010 and concluded that the carrying value of the reporting units did not exceed their fair value. The estimated fair value of each reporting unit tested exceeded its carrying value by a substantial margin. In addition, no events have occurred subsequent to the 2010 testing date which would indicate any impairment may have occurred.
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
Recent Accounting Pronouncements
Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (FASB’s) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance for fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
In December 2010, the FASB provided additional guidance on disclosure of supplementary pro forma information for business combinations. The guidance provided by the FASB resolves uncertainty related to pro forma disclosures by indicating that revenue and earnings of the combined entity should be presented as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These rules are effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; with early adoption permitted. As these rules pertain to disclosure items only, the adoption of such rules will not have an impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB adopted new guidance for testing the impairment of goodwill belonging to reporting units with zero or negative carrying amounts. The new guidance amends the FASB Codification to provide guidance for reporting entities with zero or negative carrying values. The previous guidance is amended to provide that goodwill should be tested on an interim or annual basis if an event occurs, or circumstances exist, that indicate that it is more likely than not that a goodwill impairment exists. Therefore, the trigger for testing relates not to the overall value of the reporting entity, but relates directly to the value of the goodwill. In addition, the new guidance provides that the second step of the test will be applied to such a reporting unit when it is more likely than not that goodwill impairment exists. As the Company does not expect that its reporting units will include zero or negative carrying amounts, it does not expect the adoption of such rules to have an impact on the Company’s consolidated results of operations or financial condition.
In October 2010, the FASB issued amended guidance regarding the accounting for costs associated with acquiring or renewing insurance contracts. The amended guidance covers life and property and casualty insurers and other insurance companies and specifies the accounting treatment for the costs they incur in acquiring new customers and renewing old policies, including details on the types of costs that should be capitalized. The amended guidance will be effective for fiscal years that start after December 15, 2011. This guidance is effective for the Company beginning with its interim period ended March 31, 2012 with either prospective or retrospective application permitted. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In 2010, the FASB issued amended guidance regarding recognition and disclosure requirement of subsequent events. This guidance removed contradictions between the requirements of U.S. GAAP and the SEC’s filing rules. The amendments discharge the requirement that public companies disclose the date through which subsequent events are evaluated in both issued and revised financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of December 31, 2010 and 2009, we had the following assets that may be sensitive to changes in interest rates:

	December 31,
Asset Class	2010	2009
	(in thousands)
Investment securities, available for sale:
Current portion	$—	$8,883
Non-current portion	551,207	13,574
Investment securities, held to maturity:
Current portion	—	13,965
Non-current portion	—	38,463
Restricted investments	29,136	16,375
We have not purchased any of our investments for trading purposes. Our investment securities consist primarily of highly liquid government securities, corporate bonds, asset-backed bonds, mortgage-related securities, and municipal bonds. The majority of our investment securities mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Investments classified as restricted on the Company’s balance sheet consist of deposits, certificates of deposit, money-market funds, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At December 31, 2010 and December 31, 2009, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.

Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2010, the fair value of our fixed income investments would decrease by approximately $15.9 million. Similarly, a 1% decrease in market interest rates at December 31, 2010 would result in an increase of the fair value of our fixed-income investments of approximately $15.0 million. Unless we determined, however, that an increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
At December 31, 2010, we had $626.9 million of outstanding indebtedness, bearing interest at variable rates at specified margins above LIBOR. Although changes in the alternate base rate or LIBOR would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations, or cash flow would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated impact on pre-tax earnings and cash flows for the next twelve month period of approximately $785,000.
At December 31, 2009, we had interest rate swap agreements to manage a portion of our exposure to these fluctuations. The interest rate swaps converted a portion of our indebtedness to a fixed rate with a notional amount of $100.0 million at December 31, 2009 and at an annual fixed rate of 2.96%. The notional amount of the swap agreements represented a balance used to calculate the exchange of cash flows and was not an asset or liability. The fair value of the Company’s interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. In addition, the Company incorporated credit valuation adjustments to appropriately reflect both its own non-performance or credit risk and the counterparties’ non-performance or credit risk in the fair value measurements. The credit risk under these swap arrangements was remote because the counterparties were major financial institutions and the Company did not anticipate non-performance by the counterparties. The Company designated its interest rate swaps as cash flow hedges which were recorded in the Company’s consolidated balance sheet at their fair value. The fair value of the Company’s interest rate swaps at December 31, 2009 were reflected as a liability of approximately $2.1 million and were included in other current liabilities in the accompanying consolidated balance sheet. Any market risk or opportunity associated with the swap agreements was offset by the opposite market impact on the related debt. In connection with the refinancing of the Company’s credit arrangements in February 2010, the interest rate swap agreements were terminated and approximately $2.0 million was paid by us to the swap counterparties to settle the terminations. Except for the terminated swap agreements, we have not taken any other action to cover interest rate risk and are not a party to any interest rate market risk management activities.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited the accompanying consolidated balance sheets of HealthSpring, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule I — Condensed Financial Information of HealthSpring, Inc. (Parent only). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthSpring, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HealthSpring, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
HealthSpring, Inc.:
We have audited HealthSpring, Inc. (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Part II, Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HealthSpring, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
HealthSpring, Inc. acquired Bravo Health, Inc. on November 30, 2010. Management excluded from its assessment of the effectiveness of HealthSpring Inc.’s internal control over financial reporting as of December 31, 2010, Bravo Health, Inc.’s internal control over financial reporting associated with total assets of $806.1 million and total revenues of $144.6 million included in the consolidated financial statements of HealthSpring, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of HealthSpring, Inc. also excluded an evaluation of the internal control over financial reporting of Bravo Health, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HealthSpring, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
February 25, 2011

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$191,459	$439,423
Accounts receivable, net	168,893	92,442
Investment securities available for sale	—	8,883
Investment securities held to maturity	—	13,965
Funds due for the benefit of members	83,429	4,028
Deferred income taxes	15,459	6,973
Prepaid expenses and other assets	17,481	9,586

Total current assets	476,721	575,300
Investment securities available for sale	551,207	13,574
Investment securities held to maturity	—	38,463
Property and equipment, net	60,017	30,316
Goodwill	839,001	624,507
Intangible assets, net	365,884	203,147
Restricted investments	29,136	16,375
Other assets	26,637	6,585

Total assets	$2,348,603	$1,508,267

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$350,217	$202,308
Accounts payable, accrued expenses and other	101,915	50,954
Book overdraft	19,629	—
Risk corridor payable to CMS	7,780	2,176
Current portion of long-term debt	61,226	43,069

Total current liabilities	540,767	298,507
Long-term debt, less current portion	565,649	193,904
Deferred income taxes	104,301	80,434
Other long-term liabilities	5,755	5,966

Total liabilities	1,216,472	578,811

Commitments and contingencies (see notes)
Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 61,905,457 issued and 57,850,709 outstanding at December 31, 2010, and 60,758,958 issued and 57,560,350 outstanding at December 31, 2009	619	608
Additional paid-in capital	569,024	548,481
Retained earnings	622,988	428,765
Accumulated other comprehensive income (loss), net	1,495	(1,044)
Treasury stock, at cost, 4,054,748 shares at December 31, 2010, and 3,198,608 shares at December 31, 2009	(61,995)	(47,354)

Total stockholders’ equity	1,132,131	929,456

Total liabilities and stockholders’ equity	$2,348,603	$1,508,267

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Revenue:
Premium revenue	$3,086,536	$2,619,505	$2,140,692
Management and other fees	42,144	42,250	32,602
Investment income	7,029	4,290	15,026

Total revenue	3,135,709	2,666,045	2,188,320

Operating expenses:
Medical expense	2,447,972	2,129,946	1,707,891
Selling, general and administrative	324,267	279,822	246,294
Depreciation and amortization	33,293	30,726	28,547
Interest expense	20,957	15,614	19,124

Total operating expenses	2,826,489	2,456,108	2,001,856

Income before income taxes	309,220	209,937	186,464
Income tax expense	(114,997)	(76,342)	(67,512)

Net income	$194,223	$133,595	$118,952

Net income per common share:
Basic	$3.42	$2.43	$2.13

Diluted	$3.39	$2.41	$2.12

Weighted average common shares outstanding:
Basic	56,869,531	54,973,690	55,904,246

Diluted	57,304,061	55,426,929	56,005,102

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

	Number of		Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Income/(Loss)	Stock	Equity
Balances at December 31, 2007	57,617	576	494,626	176,218	—	(65)	671,355
Comprehensive income:
Net income	—	—	—	118,952	—	—	118,952
Other comprehensive loss:
Net loss on interest rate swap and available for sale securities, net of $(1,232) tax	—	—	—	—	(1,955)	—	(1,955)

Comprehensive income							116,997
Restricted shares issued	135	2	—	—	—	—	2
Stock-option exercises	60	—	1,010	—	—	—	1,010
Purchase of 27 shares of restricted common stock	—	—	—	—	—	(53)	(53)
Purchase of shares of common stock pursuant to stock repurchase program	—	—	—	—	—	(47,164)	(47,164)
Share-based compensation expense	—	—	8,731	—	—	—	8,731

Balances at December 31, 2008	57,812	578	504,367	295,170	(1,955)	(47,282)	750,878
Comprehensive income:
Net income	—	—	—	133,595	—	—	133,595
Other comprehensive income:
Net income on interest rate swap and available for sale securities, net of $(519) tax	—	—	—	—	911	—	911

Comprehensive income							134,506
Restricted shares issued:
2006 Equity Incentive Plan	255	2	(2)	—	—	—	—
Management Stock Purchase Plan	67	1	(1)	—	—	—	—
Stock-option exercises	5	—	13	—	—	—	13
Release of escrowed shares	2,667	27	34,720	—	—	—	34,747
Withhold of 4 shares of restricted common stock for employee tax liabilities	—	—	—	—	—	(72)	(72)
Cancellation of 24 shares of restricted common stock-MSPP plan	(24)	—	(114)	—	—	—	(114)
Cancellation of restricted shares	(23)	—	—	—	—	—	—
Share-based compensation expense	—	—	9,498	—	—	—	9,498

Balances at December 31, 2009	60,759	608	548,481	428,765	(1,044)	(47,354)	929,456
Comprehensive income:
Net income	—	—	—	194,223	—	—	194,223
Other comprehensive income:
Net income on interest rate swap and available for sale securities, net of $(655) tax	—	—	—	—	1,286	—	1,286
Reclass upon interest rate swap termination, net of $(775) tax	—	—	—	—	1,253	—	1,253

Comprehensive income							196,762
Restricted shares issued:
2006 Equity Incentive Plan	474	5	(5)	—	—	—	—
Management Stock Purchase Plan	35	—	—	—	—	—	—
Stock-option exercises	666	6	12,125	—	—	—	12,131
Withhold of 19 shares of restricted common stock for employee tax liabilities	—	—	—	—	—	(337)	(337)
Purchase of shares of common stock pursuant to stock repurchase program	—	—	—	—	—	(14,304)	(14,304)
Cancellation of restricted shares	(29)	—	—	—	—	—	—
Share-based compensation expense	—	—	8,423	—	—	—	8,423

Balances at December 31, 2010	61,905	$619	$569,024	$622,988	$1,495	$(61,995)	$1,132,131

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash from operating activities:
Net income	$194,223	$133,595	$118,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,293	30,726	28,547
Amortization of deferred financing cost	2,251	2,360	2,442
Amortization on bond investments	3,840	979	—
Deferred tax benefit	(14,976)	(12,475)	(1,608)
Share-based compensation	8,423	9,498	8,731
Equity in earnings of unconsolidated affiliate	(378)	(353)	(433)
Write-off of deferred financing fee	5,079	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	974	(17,154)	(12,861)
Prepaid expenses and other current assets	(2,865)	(3,289)	(1,526)
Medical claims liability	(1,612)	12,164	35,634
Accounts payable, accrued expenses, and other current liabilities	(14,389)	15,814	6,714
Risk corridor payable to CMS	6,302	757	(20,945)
Other	980	(2,663)	(1,662)

Net cash provided by operating activities	221,145	169,959	161,985

Cash flows from investing activities:
Acquisitions, net of cash acquired	(462,327)	(910)	(7,200)
Purchases of property and equipment	(11,202)	(15,828)	(11,657)
Purchases of investment securities	(381,142)	(39,766)	(52,406)
Maturities of investment securities	77,097	42,766	65,317
Sales of investment securities	64,079	—	—
Purchases of restricted investments	(52,998)	(19,744)	(7,410)
Maturities of restricted investments	46,429	14,948	5,857
Distributions received from unconsolidated affiliate	402	286	464
Proceeds received on disposition of subsidiary	—	297	—

Net cash used in investing activities	(719,662)	(17,951)	(7,035)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	680,000	—	—
Payments on long-term debt	(290,097)	(31,040)	(28,237)
Deferred financing costs	(26,826)	—	—
Purchases of treasury stock	(14,304)	—	(47,217)
Excess tax benefit from stock option exercised	678	18	84
Proceeds from stock options exercised	12,131	13	1,012
Change in book overdraft	4,874	—	—
Funds received for the benefit of members	923,468	710,392	516,225
Funds withdrawn for the benefit of members	(1,039,371)	(674,208)	(638,667)

Net cash provided by (used in) financing activities	250,553	5,175	(196,800)

Net (decrease) increase in cash and cash equivalents	(247,964)	157,183	(41,850)
Cash and cash equivalents at beginning of year	439,423	282,240	324,090

Cash and cash equivalents at end of year	$191,459	$439,423	$282,240

Supplemental disclosures:
Cash paid for interest	$11,776	$13,449	$17,406
Cash paid for taxes	$130,569	$87,095	$72,605
Capitalized tenant improvement allowances and deferred rent	$515	$47	$439
Non-cash transactions:
Interest rate swap	$—	$1,190	$3,256

Effect of acquisitions:
Fair value of assets acquired, net of cash received	$757,092	$910	$7,200
Less: Fair value of liabilities assumed	(284,765)	—	—
Less: Purchase price amount payable	(10,000)	—	—

Acquisitions, net of cash received	$462,327	$910	$7,200

See accompanying notes to consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization and Summary of Significant Accounting Policies
(a) Description of Business and Basis of Presentation
HealthSpring, Inc, a Delaware corporation (the Company), was organized in October 2004 and began operations in March 2005. The Company is a managed care organization that focuses primarily on Medicare, the federal government sponsored health insurance program primarily for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (HMO) and regulated insurance subsidiaries, the Company operates Medicare Advantage plans in Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia and also offers both national and regional stand-alone Medicare prescription drug plans to persons in 30 of 34 CMS regions.
The Company refers to its Medicare Advantage plans, including plans providing Part D prescription drug benefits, or “MA-PD” plans, as “Medicare Advantage” plans. The Company refers to its stand-alone prescription drug plans as “PDPs.” In addition to standard coverage plans, the Company offers supplemental benefits in excess of the standard coverage.
The accompanying consolidated financial statements also include the accounts of variable interest entities (VIEs) of which the Company is the primary beneficiary. As of November 30, 2010, in connection with the acquisition of Bravo Health, Inc. (Bravo Health), the Company holds interest in certain physician practices that are considered VIEs because the physician practices may not have sufficient capital to finance their activities separate from the revenue received from the Company. The Company is deemed to be the primary beneficiary and, under the VIE accounting rules, is deemed to “control” the physician entities, which have been consolidated. Revenues, net income, and total assets of VIEs were $1.3 million, $79,000, and $4.5 million, respectively, as of and for the year ended December 31, 2010. The Company held no variable interests requiring consolidation prior to November 30, 2010.
The consolidated financial statements include the accounts of HealthSpring, Inc. and its wholly owned subsidiaries as of December 31, 2010 and 2009, and for the three years ended December 31, 2010. All significant intercompany accounts and transactions, including intercompany transactions with consolidated VIEs, have been eliminated in consolidation.
(b) Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from The Centers for Medicare and Medicaid Services (CMS), the valuation of goodwill and intangible assets, the useful lives of definite-life intangible assets, the valuation of debt securities carried at fair value, and certain amounts recorded related to the Part D program, including rebates receivables from drug manufacturers. Actual results could differ from these estimates.
(c) Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit, commercial paper, and money market funds.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(d) Investment Securities and Restricted Investments
Debt and equity securities are classified in three categories: trading, available for sale, and held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities that the Company does not intend to sell, nor expects to be required to sell, prior to maturity. All securities not included in trading or held to maturity are classified as available for sale. The Company holds no trading securities.
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
The Company periodically evaluates whether any declines in the fair value of its available for sale investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to, length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; the intent of the Company to sell the impaired security; and whether the Company will be required to sell the security prior to the anticipated recovery in market value. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company does not intend to sell the investment prior to a period of time sufficient to allow a market recovery, are assumed to be temporary. If management determines that an other-than-temporary impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and if such impairment results from credit-related matters, the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction. Other-than-temporary impairment write-downs resulting from non-credit-related matters are recognized in other comprehensive income.
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
(e) Property and Equipment
Property and equipment, consisting of land, a building, hardware, software, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets. The estimated useful life of property and equipment ranges from 1 to 15 years. The Company owns one building with an estimated useful life of 39 years. Leasehold improvements for assets under operating leases are amortized over the lesser of their useful life or the remaining term of the lease. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized.
(f) Long Lived Assets
Long lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized by the amount of the excess. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(h) Leases
The Company leases facilities and equipment under non-cancelable operating agreements, which include scheduled increases in minimum rents and renewal provisions at the option of the Company. The lease term used in lease accounting calculations generally begins with the date the Company takes possession of the facility or the equipment and ends on the expiration of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. Rent holidays and escalating payment terms are recognized on a straight-line basis over the lease term. For certain facility leases, the Company receives allowances from its landlords for improvement or expansion of its properties. Tenant improvement allowances are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the remaining lease term.
(i) Purchase Accounting
The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair value. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for individual assets and liabilities commonly requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The use of different valuation methods and assumptions could change the amounts allocated to the assets and liabilities acquired, including goodwill and other intangible assets.
(j) Goodwill and Indefinite-Life Intangible Assets
Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Regarding goodwill, this determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company has seven reporting units where goodwill is reported — Alabama, Bravo Health Insurance Company, Florida, Pennsylvania, Tennessee, Texas-Bravo and Texas-HealthSpring. Goodwill valuations have been determined using an income approach based on the present value of expected future cash flows of each reporting unit. In assessing the recoverability of goodwill, the Company considers historical results, current operating trends and results, and makes estimates and assumptions about premiums, medical cost trends, margins and discount rates based on the Company’s budgets, business plans, economic projections, anticipated future cash flows and regulatory data. Each of these factors contains inherent uncertainties and management exercises substantial judgment and discretion in evaluating and applying these factors.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company conducted its annual impairment test as of October 1, 2010 and concluded that the carrying value of the reporting units as of that date did not exceed their fair value. The estimated fair value of each reporting unit exceeded its carrying value by a substantial margin. In addition, no events have occurred subsequent to the 2010 testing date which would indicate any impairment may have occurred.
(k) Medical Claims Liability and Medical Expenses
Medical claims liability represents the Company’s liability for services that have been performed by providers for its members that have not been settled as of any given balance sheet date. The liability consists of medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. In addition, the medical claims liability includes liabilities for prescription drug benefits and for amounts owed to providers under risk-sharing and quality management arrangements.
Medical expenses consist of claim payments, capitation payments, risk sharing payments and pharmacy costs, net of rebates, as well as estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Capitation payments represent monthly contractual fees disbursed to physicians and other providers who are responsible for providing medical care to members. Risk-sharing payments represent amounts paid under risk sharing arrangements with providers; including independent physician associations (see Note 11). Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Rebates are recognized when the rebates are earned according to the contractual arrangements with the respective vendors.
(l) Book Overdraft
Under our cash management system, checks issued but not yet presented to banks result in overdraft balances in certain of our subsidiaries for accounting purposes and are classified as a current liability in the consolidated balance sheets. Changes in book overdraft from period to period are reported in the consolidated statement of cash flows as a financing activity.
(m) Derivatives
All derivatives are recognized on the balance sheet at their fair value. For all hedging relationships the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. To date, the two derivatives entered into by the Company qualify for and were designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) is recorded in current-period earnings. Also, on a quarterly basis, the Company measures hedge effectiveness by completing a regression analysis comparing the present value of the cumulative change in the expected future interest to be received on the variable leg of the Company’s swap against the present value of the cumulative change in the expected future interest payments on the Company’s variable rate debt.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(n) Premium Revenue
Medicare Advantage:
Health plan premiums are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to the members.
The Company’s Medicare premium revenue is subject to adjustment based on the health risk of its members. Risk adjustment uses health status indicators to correlate the payments to the health acuity of the member, and consequently establish incentives for plans to enroll and treat less healthy Medicare beneficiaries. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year, and then adjusts premium levels on two separate occasions on a retroactive basis. The first retroactive risk premium adjustment for a given fiscal year generally occurs during the third quarter of such fiscal year. This initial settlement represents the updating of risk scores for the current year based on the prior year’s dates of service. CMS then issues a final retroactive risk premium adjustment settlement for the fiscal year in the following year. The Company estimates and records CMS settlement amounts on a monthly basis. All such estimated amounts are periodically updated as necessary as additional diagnosis code information is reported to CMS and adjusted to actual amounts when the ultimate adjustment settlements are either received from CMS or the Company receives notification from CMS of such settlement amounts.
As a result of the variability of factors, including plan risk scores, that determine such estimations, the actual amount of CMS’s retroactive risk premium settlement adjustments could be materially more or less than the Company’s estimates. The Company’s risk adjustment payments are subject to review and audit by CMS, which can potentially take several years to resolve completely. Any adjustment to premium revenue and the related medical expense for risk-sharing arrangements with providers as a result of such review and audit would be recorded when estimable. There can be no assurance that any retroactive adjustment to previously recorded revenue or expenses will not have a material effect on future results of operations.
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
To participate in Part D, the Company is required to provide written bids to CMS that include, among other items, the estimated costs of providing prescription drug benefits. Payments from CMS are based on these estimated costs. The monthly Part D payment the Company receives from CMS for Part D plans generally represents the Company’s bid amount for providing insurance coverage, both standard and supplemental, and is recognized monthly as premium revenue. The amount of CMS payments relating to the Part D standard coverage for MA-PD plans and PDPs is subject to adjustment, positive or negative, based upon the application of risk corridors that compare the Company’s prescription drug costs in its bids to the Company’s actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or the Company’s refunding to CMS a portion of the premium payments it previously received. The Company estimates and recognizes an adjustment to premium revenue related to estimated risk corridor payments based upon its actual prescription drug cost for each reporting period as if the annual contract were to end at the end of each reporting period. Risk corridor adjustments do not take into account estimated future prescription drug costs. The Company records a risk corridor receivable or payable and classifies the amount as current or long-term in the consolidated balance sheet based on the expected settlement with CMS. The liabilities on the Company’s consolidated balance sheets at December 31, 2010 and 2009 arise as a result of the Company’s actual costs to date in providing Part D benefits being lower than its bids. The risk corridor adjustments are recognized in the consolidated statements of income as a reduction of or increase to premium revenue.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes prescription drug costs as incurred, net of estimated rebates from drug companies. The Company has subcontracted the prescription drug claims administration to three third-party pharmacy benefit managers.
(o) Member Acquisition Costs
Member acquisition costs consist primarily of broker commissions, incentive compensation, and advertising costs. Such costs are expensed as incurred.
(p) Fee Revenue
Fee revenue primarily includes amounts earned by the Company for management services provided to independent physician associations and health plans. The Company’s management subsidiaries typically generate this fee revenue on one of two bases: (1) as a percentage of revenue collected by the relevant health plan; or (2) as a fixed per member, per month or “PMPM” payment or percentage of revenue for members serviced by the relevant independent physician association. Fee revenue is recognized in the month in which services are provided. In addition, pursuant to certain of the Company’s management agreements with independent physician associations, the Company receives additional fees based on a share of the profits of the independent physician association, which are recognized monthly as either fee revenue or as a reduction to medical expense depending upon whether the profit relates to members of one of the Company’s Medicare Advantage plans.
(q) Net Income Per Common Share
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
(r) Advertising Costs
The Company uses print and other advertising to promote its products. The cost of advertising is expensed as incurred and totaled $23.1 million, $17.5 million and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(s) Share-Based Compensation
Share-based compensation costs are recognized based on the estimated fair value of the respective equity awards and the period during which an employee is required to provide service in exchange for the award. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period for the entire award.
(t) Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for determining whether an entity is a VIE and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures, and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of the new guidance on January 1, 2010 did not impact the Company’s financial statements.

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
(u) Reclassification
Certain amounts in previously issued financial statements were reclassified to conform to the 2010 presentation. The reclassifications did not change net income or stockholders’ equity.
(2) Acquisitions
Bravo Health
Summary of Transaction
On November 30, 2010, the Company acquired all the of the outstanding stock of Bravo Health, an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. The Company acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing positive or negative adjustment based on a calculation relating to, among other things, the statutory net worth of Bravo Health’s regulated subsidiaries as of the closing. Any such positive adjustment, which is expected to be paid by the Company in June 2011, will not exceed $10.0 million. The estimated fair value of contingent consideration resulting from such closing adjustment was $10.0 million at November 30, 2010 and December 31, 2010. As of November 30, 2010, Bravo Health had 105,455 Medicare Advantage members and 300,969 PDP members.
The Company’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand. The Company’s new credit facility is described in Note 13 — Debt.
The purchase price was based upon arms-length negotiations between the Company and Bravo Health and resulted in a premium to the fair value of net assets acquired (including identifiable intangible assets) and, correspondingly, goodwill. Factors considered by the Company in agreeing to the purchase price included the historical and prospective membership, reimbursement rates, earnings, cash flows and growth rates of Bravo Health and the combined companies and the expected cost savings to be realized from combining the operations of the Company and Bravo Health. The amount recorded for goodwill is consistent with the Company’s intentions for the acquisition of Bravo Health. The primary reason for the acquisition of Bravo Health was to enable the Company to solidify its strength in the Medicare Advantage and PDP businesses through expanding its operations and diversifying its geographic presence.
The Company incurred approximately $11.4 million of transaction-related expenses relating to the acquisition of Bravo Health. Such expenses are included in selling, general and administrative (SG&A) expenses and interest expense in our consolidated statement of income for the year ended December 31, 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OIG’s RADV Audit of Bravo Health
Bravo Health was selected for a Risk Adjustment Data Validation Audit (RADV Audit) by the United States Department of Health & Human Services, Office of Inspector General (OIG) in connection with risk-adjusted payments received by one of Bravo Health’s Medicare Advantage plans for contract year 2007. In June 2010, the OIG issued a draft report of its findings. The draft report included a recommendation that approximately $20.2 million of calculated premium overpayments be refunded to CMS. OIG’s purported premium overpayment was calculated by extrapolating the results of its audit sample and findings across the specific Medicare Advantage plan’s entire population for the 2007 contract year. Bravo Health issued a written response to the draft report and is vigorously challenging the OIG’s audit process, methodology, and preliminary findings and recommendations. No final report has been issued by OIG. OIG has no authority to recoup overpayments. Accordingly, it will be within the authority of CMS to determine what actions, if any, to take in response to any OIG audit findings and recommendations. Because of the uncertainties associated with (i) the validity of the OIG’s audit process and methods, (ii) the OIG’s response to Bravo Health’s challenges, (iii) the status of OIG’s final report, and (iv) the probable actions of CMS based on the OIG’s recommendations, among other uncertainties, the Company is currently unable to reasonably estimate the probability of CMS’s assertion of a claim for recoupment of overpaid premiums or the amount of loss, or range of potential losses, associated with the resolution of the OIG audit. Accordingly, the Company has not made an accrual related thereto at December 31, 2010.
In connection with the acquisition of Bravo Health, the Company established a $55.0 million escrow for purposes of satisfying the post-closing indemnification obligations of the former Bravo Health stockholders, if any, $23.0 million of which will be held for three years following closing with respect to certain specified claims, including the OIG RADV Audit. Consequently, although no assurances can be made, we do not expect the liability resulting from the OIG RADV Audit, if any, to have a material adverse effect on the results of operations, cash flows, or financial condition of the Company. No escrow-related liabilities or assets are included in the Company’s balance sheet at December 31, 2010.
Purchase Price Allocation
The total preliminary purchase price and the fair value of contingent consideration were allocated to the net tangible and intangible assets based upon their fair values as of November 30, 2010 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The aggregate consideration for the acquisition is $555.0 million (inclusive of the $10.0 million contingent consideration discussed previously). The Company acquired $555.0 of net assets, including $182.2 million of identifiable intangible assets, and goodwill of $214.5 million. Approximately $167.2 million of the identifiable intangible assets recorded is being amortized over periods ranging from 5-15 years. Approximately $15.0 million of the identifiable intangible assets consist of trade name assets with indefinite lives and are not amortizable. All intangible assets, including goodwill, are non-deductible for income tax purposes. The areas of the preliminary purchase price allocation that are not yet finalized relate to both current and non-current deferred taxes which are subject to change, pending the finalization of certain tax returns.
The following table summarizes the estimated fair value (as of November 30, 2010) of the net assets acquired:

(in thousands)
Cash	$83,283
Receivables	79,202
Deferred tax asset, current	1,061
Other current assets	3,836
Property and equipment	31,204
Investment securities available for sale	238,233
Identifiable intangible assets	182,200
Goodwill	214,494
Restricted investments	6,252

Total assets	839,765

Medical claims liabilities	149,521
Accounts payable, accrued expenses and other	68,776
Funds held for the benefit of members	35,803
Deferred tax liability, non-current	29,988
Long-term liabilities	677

Total liabilities	284,765

Net assets acquired	$555,000

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill included in the Bravo Health acquisition consists of $195.2 million allocated to the Company’s Medicare Advantage operating segment and $19.3 million allocated to its Part D operating segment.
A breakdown of the identifiable intangible assets, valuation method applied in arriving at fair value, their assigned values and expected lives is as follows (dollars in thousands):

		Assigned
	Valuation Method	Value	Estimated Life
Member networks- Medicare Advantage	Multi-period excess earnings (1)	$132,300	8-15
Member networks- Part D	Multi-period excess earnings (1)	17,400	10
Provider networks	Cost approach (2)	11,700	8
Trademarks	Relief from royalty (3)	18,800	10 (4)
License- Medicaid	Cost approach (2)	500	5
License- National Part D	Multi-period excess earnings (1)	1,500	15

Total amount of identified intangible assets		$182,200

(1)	-The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the future net cash flows attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing membership.

(2)	-The cost approach method estimates an intangible asset’s value based on the estimated cost to acquire such intangible asset on a stand-alone basis.

(3)	-The relief from royalty method is an earnings approach which assesses the royalty savings the entity realizes as a result of owning the asset and not having to pay a third party a license fee for its use.

(4)	-$15.0 million of $18.8 million in trade name assets were determined to have an indefinite life and are not amortized.
Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable acquired intangible assets include all those associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the fair value of the purchased intangible assets were generally based upon the present value of anticipated cash flows discounted at rates generally ranging from 13.5% to 16.0%. Estimated years of future cash flows and earnings generally follow the range of estimated remaining useful lives for each intangible asset.
The results of operations for Bravo Health are included in the Company’s consolidated financial statements for the month ended December 31, 2010 and include revenues of $144.6 million and income before income taxes of approximately $8.6 million (exclusive of $2.6 million of incremental interest expense recorded by the parent company on amounts borrowed to fund the Bravo Health acquisition).
Unaudited Pro Forma Information
The unaudited pro forma information includes the results of operations for Bravo Health for the periods prior to the acquisition, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The pro forma information includes adjustments for interest expense on long-term debt and reduced investment income related to the cash used to fund the acquisition, additional depreciation and amortization associated with the purchase, reduced SG&A expense and interest expense for direct and incremental transaction costs, and the related income tax effects. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Bravo Health been owned by the Company for the full years ended December 31, 2010 and 2009, nor is it necessarily indicative of future results of operations. The following summary of unaudited pro forma financial information presents revenues, net income and per share data of the Company, as if the acquisition of Bravo Health had occurred at the beginning of the periods presented.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2010	2009
Revenues	$4,654,443	$3,889,306
Net income available to common stockholders	226,343	145,205
Pro forma earnings per share:
Basic	$3.98	$2.64
Diluted	$3.95	$2.62
Valley Baptist Health Plans
Effective October 1, 2008, the Company acquired a Medicare Advantage contract from Valley Baptist Health Plans (“Valley Plans”), operating in the Texas Rio Grande Valley counties of Hidalgo, Willacy, and Cameron, for approximately $7.2 million in cash. Valley Plans had approximately 2,700 members as of the acquisition date. Additional cash consideration of $0.9 million and $0.6 million (net of the subsequent return of $0.2 million related to membership retroactivity) was paid to the seller in 2009 and 2010, respectively, based upon membership levels retained. As part of the transaction, the Company entered into a provider contract with Valley Baptist Health System. The contract, with an initial term of five years, includes two hospitals and 12 out-patient facilities. The Company accounted for this acquisition as an asset acquisition and therefore 100% of the purchase price was allocated to the identified assets acquired as follows:

Intangible assets:	(in thousands)
Provider network	$3,878
Medicare Member Network	1,492
Accounts receivable	3,172

Assets acquired	$8,542

(3) Accounts Receivable
Accounts receivable at December 31, 2010 and 2009 (in thousands):

	2010	2009
Medicare premium receivables	$59,030	$48,524
Rebates	90,148	34,879
Due from providers	19,126	10,320
Other	5,106	2,400

	173,410	96,123
Allowance for doubtful accounts	(4,517)	(3,681)

Total	$168,893	$92,442

Medicare premium receivables at December 31, 2010 and 2009 include $52.2 million and $44.1 million, respectively, for receivables from CMS related to the accrual of retroactive risk adjustment payments. The Company expects to collect such amounts outstanding at December 31, 2010 in the second half of 2011. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(4) Investment Securities
Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expects to be required to sell, prior to maturity. The Company holds no trading securities. At December 31, 2010, investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. At December 31, 2009, the Company classified its investment securities based upon maturity dates.
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
There were no available for sale securities classified as current assets as of December 31, 2010. Available for sale securities classified as current assets at December 31, 2009 were as follows (in thousands):

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Municipal bonds	$8,691	192	—	8,883

Available for sale securities classified as non-current assets were as follows (in thousands):

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$28,228	123	(53)	28,298
Agency obligations	33,712	77	(251)	33,538
Corporate debt securities	196,109	1,726	(741)	197,094
Mortgage-backed securities (Residential)	154,612	1,243	(653)	155,202
Mortgage-backed securities (Commercial)	6,374	76	(150)	6,300
Other structured securities	14,138	228	(38)	14,328
Municipal bonds	115,758	1,158	(469)	116,447

	$548,931	4,631	(2,355)	551,207

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Municipal bonds	$13,407	176	(9)	13,574

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no held to maturity securities at December 31, 2010. Held to maturity securities classified as current assets at December 31, 2009 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	1,154	1	—	1,155
Agency obligations	3,225	16	—	3,241
Corporate debt securities	6,416	74	—	6,490
Municipal bonds	3,170	20	—	3,190

	13,965	111	—	14,076

Held to maturity securities classified as non-current assets at December 31, 2009 were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Agency obligations	$1,610	12	—	1,622
Corporate debt securities	13,505	325	—	13,830
Mortgage —backed securities (Residential)	1,575	6	—	1,581
Municipal bonds	21,773	546	(1)	22,318

	$38,463	889	(1)	39,351

Realized gains or losses related to investment securities for the years ended December 31, 2010, 2009, and 2008 were immaterial.
Maturities of investments were as follows at December 31, 2010 (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$37,746	37,911
Due after one year through five years	290,347	291,623
Due after five years through ten years	44,010	44,153
Due after ten years	1,704	1,690
Mortgage and asset-backed securities	175,124	175,830

	$548,931	551,207

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Government obligations	$(53)	12,924	—	—	(53)	12,924
Agency obligations	(251)	25,930	—	—	(251)	25,930
Corporate debt securities	(741)	91,908	—	—	(741)	91,908
Mortgage-backed securities (Residential)	(653)	78,537	—	—	(653)	78,537
Mortgage-backed securities (Commercial)	(150)	5,840	—	—	(150)	5,840
Other structured securities	(38)	1,922	—	—	(38)	1,922
Municipal bonds	(469)	40,746	—	—	(469)	40,746

	$(2,355)	257,807	—	—	(2,355)	257,807

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
All issuers of securities the Company owned in an unrealized loss as of December 31, 2010 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(5) Property and Equipment
A summary of property and equipment at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Land	$269	$—
Building	3,943	—
Furniture and equipment	14,970	10,858
Computer hardware and software	60,440	36,745
Leasehold improvements	26,447	18,209
Construction in progress	4,058	1,407

	110,127	67,219
Less accumulated depreciation and amortization	(50,110)	(36,903)

	$60,017	$30,316

Depreciation expense on property and equipment for the year ended December 31, 2010, 2009, and 2008 was $13.2 million, $12.4 million and $9.4 million, respectively. Capitalized costs related to the internal development of software of $12.8 million and $6.6 million are reported in computer hardware and software and construction in progress as of December 31, 2010 and 2009, respectively. The unamortized balance of capitalized costs related to the internal development of software was $7.8 million and $3.0 million as of December 31, 2010 and 2009, respectively.
(6) Goodwill and Intangible Assets
Changes to goodwill during 2010 and 2009 are as follows (in thousands):

Balance at December 31, 2008	$590,016
Acquisition of LMC Health Plans (1)	34,747
Other	(256)

Balance at December 31, 2009	$624,507
Acquisition of Bravo Health (See Note 2)	214,494

Balance at December 31, 2010	$839,001

(1)	The Company recorded $34.7 million of additional purchase price in connection with the release of 2.67 million shares of common stock to the former stockholders of Leon Medical Centers Health Plans (LMC Health Plans) (acquired by the Company in October 2007). Such additional purchase price was allocated to goodwill in the fourth quarter of 2009.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A breakdown of identifiable intangible assets, their assigned values, and accumulated amortizations at December 31, 2010 and 2009 is as follows (in thousands):

	2010		2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Trade names (indefinite-lived)	$39,497	—	$24,497	—
Trade names (definite-lived)	3,800	32	—	—
Non-compete agreements	800	800	800	773
Provider networks	149,378	31,890	137,069	21,985
Medicare member networks	243,320	41,149	93,620	31,169
Licenses	2,000	25	—	—
Management contract right	1,555	570	1,555	467

	$440,350	74,466	$257,541	54,394

Changes to the carrying value of identifiable intangible assets during 2010 and 2009 are as follows (in thousands):

Balance at December 31, 2008	$221,227
Additional purchase price related to Valley Plans Acquisition (See Note 2)	910
Allocation of purchase price related to Valley Plans Acquisition	(661)
Amortization expense	(18,325)
Other	(4)

Balance at December 31, 2009	203,147
Acquisition of Bravo Health (See Note 2)	182,200
Additional purchase price related to Valley Plans Acquisition (See Note 2)	610
Amortization expense	(20,073)

Balance at December 31, 2010	$365,884

The weighted-average amortization periods of the acquired intangible assets are as follows:

Weighted-Average
Amortization
Period (In Years)
Trade names	Indefinite or 10.0
Non-compete agreements	5.0
Provider networks	14.2
Medicare member networks	15.9
Licenses	12.5
Management contract right	15.0

Total intangibles	15.1

At December 31, 2010, all intangible assets are amortized using a straight-line method except for member network intangible assets which are amortized using an accelerated method. Also see Note 1(f).
A provider contract relating to a provider network intangible asset with cost of $126.7 million at December 31, 2010 comes up for renewal in October 2017. This contract includes a five-year renewal term at the Company’s option. Such renewal has been assumed in the amortization period of the provider network intangible asset.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense on identifiable intangible assets for the years ended December 31, 2010, 2009, and 2008, was $20.1 million, $18.3 million, and $19.2 million, respectively.
Amortization expense expected to be recognized during fiscal years subsequent to December 31, 2010 is as follows (in thousands):

2011	$39,770
2012	35,711
2013	32,421
2014	29,525
2015	27,624
Thereafter	161,336

Total	$326,387

(7) Restricted Investments
Restricted investments at December 31, 2010 and 2009 are summarized as follows (in thousands):

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Certificates of deposit	$10,500	—	—	10,500	$5,759	—	—	5,759
Government agencies:
Mortgage-backed securities	5,948	196	—	6,144	5,912	253	—	6,165
U.S. governmental securities	9,202	17	—	9,219	4,004	—	—	4,004
Money market funds	2,786	—	—	2,786	—	—	—	—
Other	700	—	—	700	700	—	—	700

	$29,136	213	—	29,349	$16,375	253	—	16,628

(8) Stockholders’ Equity
Stock Repurchase Program
On June 30, 2009, a stock repurchase program authorized by the Company’s Board of Directors to buy back up to $50.0 million of the Company’s common stock expired in accordance with its terms. Over the life of the repurchase program, the Company repurchased approximately 2.8 million shares of its common stock for approximately $47.3 million, or at an average cost of $16.65 per share.
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock through June 30, 2011. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other factors. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. As of December 31, 2010, the Company had repurchased approximately 838,000 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.
Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are recorded as an element of stockholders’ equity but are excluded from net income.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2008, the Company entered into two interest rate swap agreements, which were effective October 31, 2008 and which the Company designated as cash flow hedges. The notional amount covered by the agreements was $100.0 million. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the 2007 credit agreement. As a result of terminating the interest rate swap agreements, the Company settled the swap obligations with the counterparties for approximately $2.0 million ($1.3 million net of income taxes) and reclassified such amount from other comprehensive income to interest expense during the first quarter of 2010. The changes in the fair value of the interest rate swaps during the years ended December 31, 2010, 2009, and 2008 resulted in an other comprehensive gain (loss) of $38,000 ($23,000 net of income taxes), $1.2 million ($756,000 net of income taxes), and $(3.3) million ($(2.0) million net of income taxes), respectively. In addition, changes in the fair value of available for sale securities during the years ended December 31, 2010, 2009, and 2008 resulted in unrealized gains recorded as other comprehensive income of $1.9 million ($1.3 million net of income taxes), $240,000 ($155,000 net of income taxes), and $120,000 ($77,000 net of income taxes), respectively.
Acquisition of Leon Medical Centers Health Plans
In November 2009, the Company released contingent consideration of 2.67 million shares of HealthSpring common stock, which was held in escrow since the acquisition in October 2007, to the former stockholders of LMC Health Plans. The released shares are included in the computation of basic and diluted earnings per share for the fourth quarter of 2009 and the year ended December 31, 2010 and as issued and outstanding on the Company’s consolidated balance sheets at December 31, 2010 and 2009.
(9) Share-Based Compensation
Stock Options
The Company has stock options outstanding under its 2006 Equity Incentive Plan and its 2005 Stock Option Plan.
The Company adopted the 2006 Equity Incentive Plan, or 2006 Plan, effective as of February 2, 2006. A total of 6.25 million shares of common stock were authorized for issuance under the 2006 Plan, in the form of stock options, restricted stock, restricted stock units, and other share-based awards. The Company’s stockholders approved the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the “Amended Plan”), effective as of May 27, 2010 (the “Effective Date”). Under the Amended Plan, awards may be made in common stock of the Company. Subject to adjustment as provided by the terms of the Amended Plan, the maximum number of shares with respect to which new awards may be granted under the Amended Plan shall be the sum of (i) 3,250,000 and (ii) the number of shares available for grant under the Amended Plan as of the Effective Date (which aggregate share number, the sum of (i) and (ii), was 4,521,734 shares as of the Effective Date). The number of shares with respect to which incentive stock options may be granted after the Effective Date shall be no more than 1,000,000. Grants of restricted shares and restricted share units after the Effective Date shall aggregate no more than 1,750,000 shares. No awards may be granted under the Amended Plan after May 27, 2020.
Options outstanding under the Amended Plan as of December 31, 2010 vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates. Nonqualified options to purchase an aggregate of 3,439,012 shares of Company common stock were outstanding under the Amended Plan as of December 31, 2010. Upon exercise, options are settled with authorized but unissued Company stock, including shares held in treasury.
The weighted average fair value of options granted in 2010, 2009, and 2008 is provided below. The fair value for all options as determined on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Weighted average fair value at grant date	$8.16	$6.38	$7.21
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	43.6 – 58.0%	36.2 – 43.6%
Expected term	5 years	5 years	5 years
Risk-free interest rates	1.55 – 2.39%	1.88 – 2.84%	2.50 – 3.23%

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected volatility used in 2010 is based on the actual volatility rates over a 10-year historic period for the Company (since its initial public equity offering in February 2006) and a peer group (for the historic period prior to February 2006). In 2009, the expected volatility used was based on the Company’s actual volatility rates. For all periods prior to 2009, the Company estimated a blended rate for volatility in a manner generally similar to the method applied in 2010. Additionally, because of the Company’s limited history of employee exercise patterns, the expected term assumption is based on industry peer information. The risk-free interest rate was based on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term. The Company recognized a deferred income tax benefit of approximately $3.2 million, $3.6 million, and $3.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively, related to the share-based compensation expense. The actual tax expense realized from stock options exercised during 2010, 2009, and 2008 was $874,000, $18,000 and, $199,000, respectively. There was no capitalized stock-based compensation expense in 2010, 2009, or 2008.
Nonqualified options to purchase an aggregate of 101,250 shares of Company common stock were vested, exercisable, and outstanding under the 2005 Stock Option Plan at December 31, 2010. The options expire in 2015 (ten years from the grant date). Effective February 2006, no additional options were available for grant under the 2005 plan. The intrinsic value of these options as of December 31, 2010 was $24.03 per share, or $2.4 million in the aggregate.
An analysis of stock option activity for the year ended December 31, 2010 under the Amended Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Amended and Restated 2006 Equity Incentive Plan:
Outstanding at December 31, 2009	3,893,099	$18.89
Granted	550,712	17.81
Exercised	(622,605)	19.39
Forfeited	(382,194)	19.77

Outstanding at December 31, 2010	3,439,012	$18.53

		Weighted	Weighted	Intrinsic
	Shares	Average	Average	Value	Aggregate
	Under	Exercise	Remaining	Per	Intrinsic
	Option	Price	Contractual Term	Share (1)	Value (1)
Amended and Restated 2006 Equity Incentive Plan:
Options vested and exercisable at December 31, 2010	1,935,320	$19.61	5.8 Years	$6.92	$13,384,790
Options vested and unvested expected to vest at December 31, 2010	3,332,532	18.58	6.9 Years	7.95	26,497,925

(1)	Computed intrinsic value per share amounts are based upon the amount by which the fair market value of the Company’s common stock at December 31, 2010 of $26.53 per share exceeded the weighted average exercise price. The aggregate value amounts are calculated using the actual exercise prices and include only those options that were exercisable and with positive intrinsic value at the end of the period.
The fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was $8.1 million $7.3 million, and $7.0 million, respectively. The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $6.3 million, $49,000, and $189,000, respectively. Cash received from stock option exercises for the years ended December 31, 2010, 2009, and 2008 totaled $12.1 million, $13,000, and $1.0 million, respectively. Total compensation expenses related to nonvested options not yet recognized was $7.4 million at December 31, 2010. The Company expects to recognize this compensation expense over a weighted average period of 2.4 years.
Restricted Stock
Restricted stock awards in 2010, 2009, and 2008 were granted with a fair value equal to the market price of the Company’s common stock on the date of grant. Compensation expense related to the restricted stock awards is based on the market price of the underlying common stock on the grant date and is recorded straight-line over the vesting period, generally ranging from one to four years from the date of grant. The weighted average grant date fair value of the Company’s restricted stock awards was $17.93, $12.70, and $19.16 for the years ended December 31, 2010, 2009, and 2008, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2010, the Company granted 427,851 shares of restricted stock to employees pursuant to the Amended Plan. The restrictions relating to the restricted stock awards made in 2010 generally lapse over a four-year period.
During the year ended December 31, 2010, the Company awarded 45,753 shares of restricted stock to non-employee directors pursuant to the Amended Plan, all of which were outstanding at December 31, 2010. The restrictions relating to the restricted stock awarded in 2010 generally lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited unless resignation or failure to attend is caused by death or disability.

		Weighted Average
		Grant Date Fair
	Shares	Value
Nonvested restricted stock at December 31, 2009	372,658	$13.09
Granted	473,604	17.93
Vested	(166,640)	10.57
Cancelled / repurchased by the Company	(28,272)	16.75

Nonvested restricted stock at December 31, 2010	651,350	$17.11

The fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $3.0 million, $1.1 million, and $1.2 million, respectively. Total compensation expense related to nonvested restricted stock awards not yet recognized was $7.7 million at December 31, 2010. The Company expects to recognize this compensation expense over a weighted average period of approximately 2.7 years. There are no other contractual terms covering restricted stock awards under the Amended Plan once the vesting restrictions have lapsed.
During the year ended December 31, 2010, 35,043 restricted shares were purchased by certain executives pursuant to the Management Stock Purchase Program (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the issue date. At December 31, 2010, 421,672 shares were available for issuance under the MSPP.
Share-Based Compensation
Share-based compensation is included in selling, general and administrative expense. Share-based compensation for the years ended December 31, 2010, 2009, and 2008 consisted of the following (in thousands):

			Total
	Compensation Expense Related To:		Compensation
	Restricted Stock	Stock Options	Expense
Year ended December 31, 2010	$3,040	$5,383	$8,423

Year ended December 31, 2009	$1,891	$7,607	$9,498

Year ended December 31, 2008	$1,472	$7,259	$8,731

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share available to common stockholders — basic and diluted, for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands, except share data):

	2010	2009	2008
Numerator:
Net income available to common stockholders	$194,223	$133,595	$118,952

Denominator:
Weighted average common shares outstanding — basic	56,869,531	54,973,690	55,904,246
Dilutive effect of contingent shares issued	—	202,899	—
Dilutive effect of stock options	273,132	76,470	85,418
Dilutive effect of unvested shares	161,398	173,870	15,438

Weighted average common shares outstanding — diluted	57,304,061	55,426,929	56,005,102

Net income per share available to common stockholders:
Basic	$3.42	$2.43	$2.13

Diluted	$3.39	$2.41	$2.12

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur if stock options or other share-based awards were exercised or converted into common stock. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Options to purchase 3.3 million shares, 4.0 million shares, and 3.8 million shares were antidilutive and therefore excluded from the computation of EPS for the years ended December 31, 2010, 2009, and 2008, respectively.
(11) Related Party Transactions
Renaissance Physician Organization
Renaissance Physician Organization (RPO) is a Texas non-profit corporation the members of which are GulfQuest, L.P., one of the Company’s wholly owned management subsidiaries, and 13 affiliated independent physician associations, comprised of over 1,300 physicians providing medical services primarily in and around counties surrounding and including the Houston, Texas metropolitan area. The Company’s Texas regulated insurance subsidiary has contracted with RPO to provide professional medical and covered medical services and procedures to members of its Medicare Advantage plan. Pursuant to that agreement, RPO shares risk relating to the provision of such services, both upside and downside, with the Company on a 50%/50% allocation. Another agreement the Company has with RPO delegates responsibility to GulfQuest, L.P. for medical management, claims processing, provider relations, credentialing, finance, and reporting services for RPO’s Medicare and commercial members. Pursuant to that agreement, GulfQuest, L.P. receives a management fee, calculated as a percentage of Medicare premiums, plus a dollar amount per member per month for RPO’s commercial members. In addition, RPO pays GulfQuest, L.P. 25% of the profits from RPO’s operations. Both agreements have 10 year terms that expire on December 31, 2014 and automatically renew for additional one to three year terms thereafter, unless notice of non-renewal is given by either party at least 180 days prior to the end of the then-current term. The agreements also contain certain restrictions on the Company’s ability to enter into agreements with delegated physician networks in certain counties where RPO provides services. Likewise, RPO is subject to restrictions regarding providing coverage to plans competing with the Company’s Texas Medicare Advantage plans.
For the years ended December 31, 2010, 2009, and 2008, GulfQuest, L.P. earned management and other fees from RPO of approximately $21.3 million, $20.3 million, and $18.9 million, respectively. These amounts are reflected in management and other fees in the accompanying consolidated statements of income.
The Company incurred medical expense to RPO of approximately $148.3 million, $140.2 million, and $126.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, related to medical services provided to its members by RPO. The 50%/50% risk sharing with respect to the common membership pool of RPO and the Company resulted in the Company accruing for amounts to RPO of approximately $2.1 million, $15,000, and $2.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. GulfQuest, L.P.’s 25% share of RPO’s profits were approximately $16.5 million, $11.6 million, and $12.9 million for those same respective periods. These amounts are reflected as components of medical expense in the accompanying consolidated statements of income. Amounts payable to the Company’s subsidiaries from RPO in connection with these various relationships were $705,000 and $293,000 as of December 31, 2010 and 2009, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Involving Herbert A. Fritch
Herbert A. Fritch, the Company’s Chairman of the Board of Directors and Chief Executive Officer, owns a 36.7% membership interest in Predators Holdings, LLC (“Predators Holdings”), the owner of the Nashville Predators National Hockey League team. Mr. Fritch is a member of the executive committee of Predators Holdings. In December 2007, Mr. Fritch loaned Predators Holdings $2.0 million and, in January 2009, collateralized a letter of credit in the amount of $3.4 million in favor of Predators Holdings. A subsidiary of Predators Holdings manages the Bridgestone Arena in Nashville, Tennessee where the hockey team plays its home games. The Company is a party to a suite license agreement with another subsidiary of Predators Holdings pursuant to which the Company leases a suite for Predators games and other functions. In 2010 and 2009, the Company paid $144,000 and $134,000 respectively, under the license agreement for the use of the suite (including 16 tickets, but not food and beverage concessions, for each Predators’ home game).
Transactions Involving Jeffrey M. Folick
On November 30, 2010, the Company’s Board of Directors (the “Board”) increased the size of the Board from eight to nine members and elected Jeffrey M. Folick, the former chairman and chief executive officer of Bravo Health, to fill the vacancy. Mr. Folick, a Class II director, has an initial term scheduled to expire at the Company’s 2013 annual meeting of stockholders.
Pursuant to the terms of the amended merger agreement and his existing agreements with Bravo Health, Mr. Folick received approximately $25.6 million in cash in equity proceeds and bonus and severance payments in connection with the Bravo Health transaction and, depending on the outcome of certain post-closing adjustments, may receive an additional $0.9 million. Additionally, approximately $5.2 million is being held in escrow to fund Bravo Health’s stakeholders’ post-closing indemnification obligations, if any. As of December 31, 2010, there were no amounts owed by the Company to Mr. Folick.
Transactions Involving Benjamin Leon, Jr.
On October 1, 2007, the Company completed the acquisition of all the outstanding capital stock of LMC Health Plans. Prior to the closing, Benjamin Leon, Jr., who was elected as a director of the Company at closing, owned a majority of LMC Health Plans’ outstanding capital stock. The acquisition of LMC Health Plans included the release of contingent consideration of 2.67 million shares of HealthSpring common stock in November 2009 to the former stockholders of LMC Health Plans, including Mr. Leon.
Medical Services Agreement
On October 1, 2007, LMC Health Plans entered into the Leon Medical Services Agreement with Leon Medical Centers (“LMC”) pursuant to which LMC provides or arranges for the provision of certain medical services to LMC Health Plans’ members. The Leon Medical Services Agreement is for an initial term of approximately 10 years with an additional five-year renewal term at LMC Health Plans’ option. Mr. Leon is the majority owner and chairman of the board of directors of LMC.
Payments for medical services under the Leon Medical Services Agreement are based on agreed upon rates for each service, multiplied by the number of plan members as of the first day of each month. Total payments made to LMC by the Company for medical services for the years ended December 31, 2010, 2009, and 2008 were $212.5 million, $186.7 million, and $138.9 million, respectively. There is also a sharing arrangement with regard to LMC Health Plans’ annual medical loss ratio (“MLR”) whereby the parties share equally any surplus or deficit of up to 5% with regard to agreed-upon MLR benchmarks. The initial target for the annual MLR is 80.0%, which increases to 80.5% for 2010 and 2011 and again to 81.0% beginning in 2012 for the remaining term of the agreement. The Company had accrued $1.4 million and $3.0 million for amounts due to LMC under the Leon Medical Services Agreement at December 31, 2010 and 2009, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the Leon Medical Services Agreement, LMC, either directly or through an affiliate of LMC or third party designees, manages certain advertising and other promotional activities with respect to LMC, in its capacity as a provider of medical services to LMC Health Plans’ members, and LMC Health Plans’ clinic model Medicare plan product offering in the operating areas that are the subject of the Leon Medical Services Agreement. The Leon Medical Services Agreement requires LMC Health Plans to reimburse LMC (or its affiliate or third party designees(s) through which it conducts such advertising and promotional activities) for costs and expenses incurred with respect to such advertising and promotional activities up to a contractual maximum amount with respect to any twelve calendar month period during the term of the agreement. LMC Health Plans’ aggregate reimbursements to Leon Advertising and Public Relations, Inc. for the years ended December 31, 2010, 2009, and 2008 totaled approximately $5.1 million, $3.4 million, and $3.2 million, respectively. The Company had accrued $401,000 and $351,000 for amounts due to Leon Advertising and Public Relations, Inc. under the Leon Medical Services Agreement at December 31, 2010 and 2009, respectively.
Other
At December 31, 2010 and 2009, the Company had current assets of $578,000 and $2.8 million, respectively, recorded on its consolidated balance sheets for amounts due from the sellers of LMC Health Plans under settlement provisions included in the Stock Purchase Agreement regarding working capital and risk adjustment premiums related to the period prior to the acquisition date.
(12) Lease Obligations
The Company leases certain facilities and equipment under noncancelable operating lease arrangements with varying terms. The facility leases generally have original terms of five to 10 years and contain renewal options of five to 20 years. For the years ended December 31, 2010, 2009, and 2008, the Company recorded lease expense of $8.3 million, $7.9 million, and $7.6 million respectively.
Future non-cancellable payments under these lease obligations as of December 31, 2010 are as follows:

(in thousands)
2011	$12,963
2012	12,642
2013	11,663
2014	10,785
2015	8,532
Thereafter	28,177

$84,762

(13) Debt
Long-term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Debt amounts outstanding under credit agreements	$626,875	$236,973
Less: current portion of long-term debt	(61,226)	(43,069)

Long-term debt, less current portion	$565,649	$193,904

On February 11, 2010, the Company entered into a $350.0 million credit agreement (the “Prior Credit Agreement”), which, subject to the terms and conditions set forth therein, provided for a five-year, $175.0 million term loan credit facility and a four-year, $175.0 million revolving credit facility (the “Prior Credit Facilities”). Proceeds from the Prior Credit Facilities, together with cash on hand, were used to fund the repayment of $237.0 million in term loans outstanding under the Company’s 2007 credit agreement and transaction expenses related thereto.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the Prior Credit Agreement accrued interest on the basis of either a base rate or a LIBOR rate plus, in each case, an applicable margin depending on the Company’s debt-to-EBITDA leverage ratio. The Company also paid a commitment fee of 0.375% on the actual daily unused portions of the Prior Credit Facilities.
In connection with entering into the Prior Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The Company also terminated its interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the Company for the year ended December 31, 2010.
In connection with the acquisition of Bravo Health (see Note 2— Acquisitions), the Company and its existing lenders and certain additional lenders amended and restated the Prior Credit Agreement in the form of the Amended and Restated Credit Agreement (“Restated Credit Agreement”) on November 30, 2010 to provide for, among other things, the acquisition financing. As amended, the Restated Credit Agreement provides for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:
•	$175.0 million of term loan A indebtedness as “Existing Term Loan A” ($166.3 million of which was outstanding prior to the acquisition);
•	$180.0 million of new term loan A indebtedness as “New Term Loan A” (funded at the closing of the acquisition);
•	$175.0 million revolving credit facility maturing in February 2014 (the “Revolving Credit Facility”, $100.0 million of which was drawn at the closing); and
•	$200.0 million of new term loan B indebtedness maturing in November 2016 (“New Term Loan B” which was funded at the closing).
The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”
Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (initially 450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is 0.75 to 1.0 or less, on the daily unused portions of the Revolving Credit Facility. The effective interest rate on borrowings under the credit facilities was 4.8% as of December 31, 2010. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The $175 million revolving credit facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was drawn in the amount of $100.0 million as of December 31, 2010.
Under the Restated Credit Agreement, Existing Term Loan A and New Term Loan A are payable in quarterly principal installments. Prior to June 30, 2013, each quarterly principal installment payable in respect of each of Existing Term Loan A and New Term Loan A will be in an amount equal to 2.5% of the aggregate initial principal amount of Existing Term Loan A or New Term Loan A, as the case may be, and for principal installments payable on June 30, 2013 and thereafter, that percentage increases to 3.75%. The entire outstanding principal balance of each of Existing Term Loan A and New Term Loan A is due and payable in full at maturity on February 11, 2015.
Under the Restated Credit Agreement, New Term Loan B is payable in quarterly principal installments, each in an amount equal to 0.25% of the aggregate initial principal amount of New Term Loan B. The entire outstanding principal balance of New Term Loan B is due and payable in full on November 30, 2016.
The net proceeds from certain asset sales, casualty and condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty and condemnation events, to certain reinvestment rights), a portion of the net proceeds from equity issuances and, under certain circumstances, the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Facilities. Under such excess cash flow provisions, a prepayment in the amount of $25.0 million is due to be paid on or before April 15, 2011. Such prepayment amount is net of a voluntary prepayment of $15.0 million paid by the Company in December 2010 and is included in the current portion of long-term debt outstanding on the Company’s balance sheet at December 31, 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans under the Restated Credit Agreement are secured by a first priority lien on substantially all assets of the Company and its non-regulated insurance subsidiaries, including a pledge by the Company and its non-regulated insurance subsidiaries of all of the equity interests in each of their domestic subsidiaries (including regulated insurance subsidiaries).
The Restated Credit Agreement also contains conditions precedent to extensions of credit thereunder as well as representations, warranties, and covenants, including financial covenants, customary for transactions of this type. Financial covenants include (i) a maximum total debt to adjusted EBITDA ratio of 2.25 to 1.00 (reducing to 2.00 at December 31, 2011 and 1.75 to 1.00 on June 30, 2012), (ii) minimum net worth requirements for each regulated insurance subsidiary calculated by reference to applicable regulatory requirements, and (iii) maximum capital expenditures, in each case as more specifically provided in the Restated Credit Agreement.
The Restated Credit Agreement also contains customary events of default as well as restrictions on undertaking certain specified actions including, among others, asset dispositions, acquisitions and other investments, dividends, changes in control, issuance of capital stock, fundamental corporate changes such as mergers and consolidations, incurrence of additional indebtedness, creation of liens, transactions with affiliates, and certain subsidiary regulatory restrictions. Under the Restated Credit Agreement, the Company is permitted to repurchase $100.0 million of the Company’s common stock in any calendar year (which annual amount increases as the Company’s leverage ratio improves). If an event of default occurs that is not otherwise waived or cured, the lenders may terminate their obligations to make loans and other extensions of credit under the Restated Credit Agreement and the obligations of the issuing banks to issue letters of credit and may declare the loans outstanding under the Restated Credit Agreement to be due and payable.
In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million, which were capitalized in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were capitalized in November 2010. These capitalized cost amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. The unamortized balance of such costs at December 31, 2010 totaled $24.8 million and is included in other assets on the accompanying consolidated balance sheet.
Maturities of long-term debt under the Restated Credit Facilities are as follows:

(in thousands)
2011	$61,226
2012	35,917
2013	48,739
2014	153,013
2015	164,304
Thereafter	163,676

Total	$626,875

(14) Medical Claims Liability
The Company’s medical claims liabilities at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Incurred but not reported liabilities	$258,832	$121,782
Pharmacy liabilities	45,785	45,648
Provider incentives and other medical payments	38,065	31,683
Other medical liabilities	7,535	3,195

Total	$350,217	$202,308

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Medical claims liability primarily represents the liability for services that have been performed by providers for the Company’s members. The liability includes medical claims reported to the plans as well as an actuarially determined estimate of claims that have been incurred but not yet reported to the plans, or IBNR. The IBNR component is based on the Company’s historical claims data, current enrollment, health service utilization statistics, and other related information. The medical liabilities also include amounts owed to physician providers under risk-sharing and quality management programs.
The Company develops its estimate for IBNR by using standard actuarial developmental methodologies, including the completion factor method. This method estimates liabilities for claims based upon the historical lag between the month when services are rendered and the month claims are paid and takes into consideration factors such as expected medical cost inflation, seasonality patterns, product mix, and membership changes. The completion factor is a measure of how complete the claims paid to date are relative to the estimate of the total claims for services rendered for a given reporting period. Although the completion factors are generally reliable for older service periods, they are more volatile, and hence less reliable, for more recent periods given that the typical billing lag for services can range from a week to as much as 90 days from the date of service. As a result, for the most recent two to four months, the estimate for incurred claims is developed from a trend factor analysis based on per member per month claims trends experienced in the preceding months. At December 31, 2010 and 2009, the Company determined that no premium deficiency liabilities were required.
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
The following table provides a reconciliation of changes in the medical claims liability for the Company for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010		2009		2008
Balance at beginning of period	$202,308		$190,144		$154,510
Acquisition of Bravo Health, Inc.	149,521		—		—

Incurred related to:
Current period	2,463,801	(1)	2,138,710	(1)	1,719,522	(1)
Prior period (2)	(15,829)		(8,764)		(11,631)

Total incurred	2,447,972		2,129,946		1,707,891

Paid related to:
Current period	2,189,058		1,938,717		1,531,629
Prior period	260,526	(3)	179,065		140,628

Total paid	2,449,584		2,117,782		1,672,257

Balance at the end of the period	$350,217		$202,308		$190,144

(1)	Approximately $2.0 million paid to providers under risk sharing and capitation arrangements related to 2009 premiums is included in the incurred related to current period amounts in 2010. Such amount does not relate to fee-for-service medical claims estimates. Similarly, $2.2 million and $10.1 million paid to providers under risk sharing and capitation arrangements related to prior year premiums are included in the 2009 and 2008 incurred related to current period, respectively. Most of these amounts are the result of additional retroactive risk adjustment premium payments recorded that pertain to the prior year’s premiums.

(2)	Negative amounts reported for incurred related to prior periods result from fee-for-service medical claims estimates being ultimately settled for amounts less than originally anticipated (a favorable development).

(3)	Paid amounts related to the prior period for the 2010 period include $76.1 million of payments on acquired liabilities ($149.5 million as shown in the table herein) resulting from the Bravo Health acquisition on November 30, 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Income Tax
Income tax expense consists of the following for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$120,474	$81,826	$65,401
State and local	9,499	6,991	3,719

Total current provision	129,973	88,817	69,120

Deferred:
Federal	(14,179)	(11,838)	(1,708)
State and local	(797)	(637)	100

Total deferred provision	(14,976)	(12,475)	(1,608)

Total provision for income taxes	$114,997	$76,342	$67,512

A reconciliation of the U.S. federal statutory rate (35%) to the effective tax rate is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. Federal statutory rate on income before income taxes	$108,227	$73,478	$65,263
State income taxes, net of federal tax effect	5,656	4,130	2,482
Permanent differences	674	98	(240)
Change in valuation allowance	6	(3)	3
Other	434	(1,361)	4

Income tax expense	$114,997	$76,342	$67,512

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Deferred tax assets:
Medical claims liabilities, principally due to medical loss liability discounted for tax purposes	$2,523	$1,289
Property and equipment	1,658	2,376
Accrued compensation, including share-based compensation	23,541	15,755
Allowance for doubtful accounts	2,286	1,306
Federal net operating loss carryover	4,859	1,811
State net operating loss carryover	2,511	1
Interest rate swap (other comprehensive loss)	—	790
Intangible assets	6,950	—
Other liabilities and accruals	1,199	2,051

Total gross deferred tax assets	45,527	25,379
Less valuation allowance	(4,208)	(327)

Deferred tax assets	41,319	25,052

Deferred tax liabilities:
Intangible assets	(124,908)	(90,936)
Unrealized gains from available for sale securities (other comprehensive income)	(768)	(127)
Accrued compensation, due to timing of deduction	(466)	(927)
Revenue, due to timing of income inclusion	(3,272)	(6,523)
Other accruals	(747)	—

Total net deferred tax liabilities	$(88,842)	$(73,461)

The above amounts are classified as current or long-term in the consolidated balance sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2010 and 2009 were $15.5 million and $7.0 million, respectively. Non-current deferred tax liabilities at December 31, 2010 and 2009 were $104.3 million and $80.5 million, respectively.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2010 and 2009, the Company carried a valuation allowance against deferred tax assets of $4.2 million and $327,000 respectively. Of the $4.2 million valuation allowance, $3.9 million related to the Bravo Health acquisition during 2010 which was recorded as a component of goodwill.
The Company, including VIEs which are not consolidated for federal or state tax purposes, currently benefits from federal and state net operating loss carryforwards. The Company’s consolidated federal net operating loss carryforwards available to reduce future tax income are approximately $13.9 million and $5.2 million at December 31, 2010 and 2009, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2010 through 2030. State net operating loss carryforwards at December 31, 2010 and 2009 are approximately $46.8 million and $13,000, respectively. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2013 through 2030. In addition, the Company has alternative minimum tax credits which do not have an expiration date.
The Company’s utilization of these various tax attributes, at both the federal and state level, may be limited under rules relating to the ownership changes. This limitation is incorporated in the above table by the valuation allowance recorded against a portion of the deferred tax assets. The Company also recognized goodwill resulting from the recapitalization transaction that is reflected in the accompanying consolidated balance sheets. A portion of this goodwill is deductible for federal and state income tax purposes. None of the goodwill associated with the Bravo acquisition is deductible for tax purposes.
Income taxes payable of $15.3 million and $6.3 million at December 31, 2010 and 2009, respectively, are included in other current liabilities on the Company’s consolidated balance sheets. In addition, income taxes payable of $316,000 and $750,000 at December 31, 2010 and 2009, respectively, are included in other long-term liabilities on the Company’s consolidated balance sheets. The balance in other long-term liabilities relates to certain tax matters associated with the acquisition of LMC Health Plans which were recorded through goodwill, as well as certain unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Unrecognized tax benefits balance at beginning of year	$551	$405	$405
Increases in tax positions for prior years	29	16	17
Decreases in tax positions for prior years	—	(14)	—
Increases in tax positions for current year	89	252	90
Increases in tax positions for current year (Bravo Health)	694	—	—
Settlements	—	—	—
Lapse of statute of limitations	(103)	(108)	(107)

Unrecognized tax benefits balance at end of year	$1,260	$551	$405

The Company’s continuing accounting policy is to recognize interest and penalties related to income tax matters as a component of tax expense in the condensed consolidated statements of income. Accrued interest and penalties were approximately $265,000 and $25,000 as of December 31, 2010 and December 31, 2009, respectively. The Company had unrecognized tax benefits of $995,000 and $526,000 as of December 31, 2010 and December 31, 2009, respectively, all of which, if recognized, would affect the Company’s effective income tax rate. In addition, the Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2007 through 2010. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations. At the date of this report the Company has been scheduled for income tax audits in certain state jurisdictions.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Derivatives
In October 2008, the Company entered into two interest rate swap agreements in a total notional amount of $100.0 million, relating to the floating interest rate component of the term loan agreement under its 2007 credit agreement. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the 2007 credit agreement. The interest rate swap agreements were classified as cash flow hedges. See Note 22 for a discussion of fair value accounting related to the swap agreements.
The Company entered into the two interest rate swap derivatives to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involved agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company’s objective in entering into these financial instruments was to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. The Company did not use any of these instruments for trading or speculative purposes.
Derivative instruments used by the Company involved, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments were subject to interest rate fluctuations.
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
The Company had no derivative financial instruments outstanding at December 31, 2010. A summary of the aggregate notional amounts, balance sheet location and estimated fair values of derivative financial instruments at December 31, 2009 was as follows (in thousands):

	Notional		Estimated Fair Value
Hedging instruments	Amount	Balance Sheet Location	Asset	(Liability)

Interest rate swaps	$100,000	Other current liabilities	—	(2,066)

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows (in thousands):

Effective Portion
		Income Statement	Hedge Gain
		Location of Gain	(Loss)
	Pretax Hedge	(Loss)	Reclassified	Ineffective Portion
	Gain (Loss)	Reclassified from	from	Income
	Recognized in	Accumulated	Accumulated	Statement
	Other	Other	Other	Location of	Hedge Gain
	Comprehensive	Comprehensive	Comprehensive	Gain (Loss)	(Loss)
Type of Cash Flow Hedge	Income	Income	Income	Recognized	Recognized
For the year ended December 31, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

For the year ended December 31, 2009:
Interest rate swaps	$1,190	Interest Expense	$—	None	$—

(17) Retirement Plans
The cost of the Company’s defined contribution plans during the years ended December 31, 2010, 2009, and 2008 was $3.6 million, $3.0 million, and $2.4 million, respectively. Employees are 100% vested in their contributions and vest fully in employer contributions after the first two years of service.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Segment Information
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
As of January 1, 2010, the Company revised its methodology for allocating SG&A expenses within its prescription drug operations to its MA-PD and PDP segments, which resulted in allocating a greater share of such expenses to its PDP segment. As a result of these revisions, the segment EBITDA amounts for the 2009 and 2008 periods include reclassification adjustments between segments such that the periods presented are comparable.
The accounting policies of each segment are the same and are described in Note 1. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (or “EBITDA”). The Company has not historically allocated certain corporate overhead amounts (classified as SG&A) or interest expense to the Company’s segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the years ended December 31 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Year ended December 31, 2010
Revenue	$2,662,724	$472,916	$69	$3,135,709
EBITDA	346,372	53,411	(36,313)	363,470
Depreciation and amortization expense	27,208	371	5,714	33,293

Year ended December 31, 2009
Revenue	$2,340,350	$325,631	$64	$2,666,045
EBITDA	249,801	35,043	(28,567)	256,277
Depreciation and amortization expense	25,340	88	5,298	30,726

Year ended December 31, 2008
Revenue	$1,919,168	$268,667	$485	$2,188,320
EBITDA	253,973	9,118	(28,956)	234,135
Depreciation and amortization expense	24,505	24	4,018	28,547
The Company uses segment EBITDA as an analytical indicator for purposes of assessing segment performance, as is common in the healthcare industry. Segment EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and segment EBITDA, as presented, may not be comparable to other companies.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the years ended December 31 is as follows (in thousands):

	2010	2009	2008
EBITDA	$363,470	$256,277	$234,135
Income tax expense	(114,997)	(76,342)	(67,512)
Interest expense	(20,957)	(15,614)	(19,124)
Depreciation and amortization	(33,293)	(30,726)	(28,547)

Net Income	$194,223	$133,595	$118,952

(19) Statutory Capital Requirements
The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At December 31, 2010, the statutory minimum net worth requirements and actual statutory net worth were as follows (in thousands):

Regulated Insurance Subsidiary	Statutory Net Worth
	Minimum		Actual
Alabama HMO	$1,112		$59,537
Bravo Health Insurance	11,327	(1)	44,560
Bravo Health Mid-Atlantic HMO	16,754	(1)	19,272
Bravo Health Pennsylvania HMO	51,956	(1)	80,325
Bravo Health Texas HMO	14,984	(1)	28,504
Florida HMO	10,822		26,500
HealthSpring Accident and Health	68,118	(1)	141,066
Tennessee HMO	17,198		77,753

(1)-	minimum statutory net worth at 200% of authorized control level.
Each of these subsidiaries was in compliance with applicable statutory requirements as of December 31, 2010. Notwithstanding the foregoing, the state departments of insurance can require the Company’s regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members. Effective December 31, 2010, the Company merged its Texas HMO and Accident and Health subsidiaries.
The Company’s regulated insurance subsidiaries are restricted from making dividend payments to the Company without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory capital requirements. At December 31, 2010, $688.4 million of the Company’s $771.8 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s regulated insurance subsidiaries and subject to these dividend restrictions.
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
In connection with CMS’s continuing statutory obligation to review risk score coding practices by Medicare Advantage plans, CMS is conducting regular audits of Medicare Advantage plans for compliance by the plans and their providers with proper coding practices (sometimes referred to as “Risk Adjustment Data Validation Audits” or “RADV Audits”). The Company’s Tennessee Medicare Advantage plan was selected by CMS for a RADV Audit of the 2006 risk adjustment data used to determine 2007 premium rates. In late 2009, the Company’s Tennessee plan received from CMS the RADV Audit member sample, which CMS will use to calculate a payment error rate for 2007 Tennessee plan premiums. In February 2010, the Company responded to the RADV Audit request by retrieving and submitting medical records supporting member sample diagnoses codes and risk scores and, where appropriate, provider attestations. CMS has not indicated a schedule for processing or otherwise responding to the Company’s submissions.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2010, CMS published for public comment its proposed methodology for payment adjustments determined as a result of its various RADV Audits, including its methods for sampling, payment error calculation, and extrapolation of the error rate across the relevant plan population. Numerous comments challenging CMS’s methodologies were submitted to CMS by participants in the Medicare Advantage program, including the Company, in January 2011. It is unclear when and how CMS will respond to these comments and what form the RADV Audit methodologies, including extrapolation and payment error calculations, will ultimately take. Because of the uncertainty, the Company is currently unable to reasonably estimate the probability of CMS’s assertion of a claim for recoupment of overpaid Tennessee plan 2007 premiums or the amount of loss, or range of potential losses, associated with the pending RADV Audit of the Tennessee plan. Accordingly, the Company has not made an accrual related thereto.
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
Over 99% of the Company’s premium revenue in each of 2010 and 2009 was derived from a limited number of contracts with CMS, which are renewable annually and are terminable by CMS in the event of material breach or a violation of relevant laws or regulations. In addition, substantially all of the Company’s membership in its stand-alone PDPs results from automatic enrollment by CMS of members in CMS regions where the Company’s Part D premium bid is below the relevant benchmark. If future Part D premium bids are not below the benchmark, or the Company violates relevant laws, regulations or program requirements relating to Part D, CMS may not assign additional PDP members to the Company and may reassign PDP members previously assigned to the Company. Beginning in 2011, PDPs may also waive de minimis premium amounts bid in excess of the low income benchmark in order to avoid the reassignment of members.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of investment securities, derivatives and receivables generated in the ordinary course of business. Investment securities are managed by professional investment managers within guidelines established by the Company that, as a matter of policy, limit the amounts that may be invested in any one issuer. The Company seeks to manage any credit risk associated with derivatives through the use of counterparty diversification and monitoring of counterparty financial condition. Receivables include premium receivables from CMS for estimated retroactive risk adjustment payments, premium receivables from individual and commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of members under the Medicare program and receivables owed to the Company from providers under risk-sharing arrangements and management services arrangements. The Company had no significant concentrations of credit risk at December 31, 2010.
(22) Fair Value of Financial Instruments
The Company’s 2010 and 2009 consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, interest rate swap agreements, funds held (or due) for CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds held (or due) for CMS for the benefit of members, accounts payable and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $615.3 million and $220.7 million at December 31, 2010 and 2009, respectively, and consisted solely of non-tradable bank debt. The Company obtains the fair value of its debt from a third party that uses market observations to determine fair value.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and cash equivalents consist of such items as certificates of deposit, money market funds, and certain U.S. Government securities with an original maturity of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 13 —“Debt” and Note 16 —“Derivatives”. The fair value of the Company’s interest rate swaps at December 31, 2009 reflected a current liability of approximately $2.1 million in the accompanying consolidated balance sheet. The fair value of investment securities is determined by pricing models developed using market data provided by a third party vendor. The fair value of the Company’s restricted investments was $29.3 million and $16.6 million at December 31, 2010 and 2009, respectively (See Note 7).
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
When quoted prices in active markets for identical debt securities are available, the Company uses these quoted market prices to determine the fair value of debt securities and classifies these assets as Level I. In other cases where a quoted market price for identical debt securities in an active market is either not available or not observable, the Company obtains the fair value from a third party vendor that bases the fair value on quoted market prices of identical or similar securities or uses pricing models, such as matrix pricing, to determine fair value. These debt securities would then be classified as Level II. In the event quoted market prices were not available, the Company would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level III even though there could be some significant inputs that may be readily available.
There were no transfers to or from Levels 1 and II during the year ended December 31, 2010. The following tables summarize fair value measurements by level at December 31, 2010 and 2009 for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$191,459	$—	$—	$191,459

Investments: available for sale securities:
Government obligations	$21,943	$6,355	$—	$28,298
Agency obligations	—	33,538	—	33,538
Corporate debt securities	—	197,094	—	197,094
Mortgage-backed securities (Residential)	—	155,202	—	155,202
Mortgage-backed securities (Commercial)	—	6,300	—	6,300
Collateralized mortgage obligations	—	2,252	—	2,252
Other structured securities	—	12,076	—	12,076
Municipal securities	—	116,447	—	116,447

	$21,943	$529,264	$—	$551,207

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$439,423	$—	$—	$439,423

Investment securities: available for sale	$—	$22,457	$—	$22,457

Liabilities
Derivative — interest rate swaps	$—	$2,066	$—	$2,066

(23) Quarterly Financial Information (unaudited)
Quarterly financial results may not be comparable as a result of many variables, including non-recurring items and changes in estimates for medical claims liabilities, risk adjustment payments from CMS, and certain amounts related to the Part D program.
Selected unaudited quarterly financial data in 2010 and 2009 is as follows (in thousands, except per share data):

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010 (1)
Total revenues	$760,442	768,479	725,222	881,566
Income before income taxes	53,635	87,566	85,072	82,947
Net income	33,801	55,775	53,780	50,867

Income per share — basic	$0.59	0.98	0.95	0.89
Income per share — diluted	$0.59	0.98	0.95	0.88

	For the Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
(dollars in thousands, except per share data)	2009	2009	2009	2009
Total revenues	$646,115	682,543	659,780	677,607
Income before income taxes	32,460	50,222	62,907	64,348
Net income	20,612	31,891	42,314	38,778

Income per share — basic	$0.38	0.59	0.78	0.68
Income per share — diluted	$0.38	0.58	0.77	0.68

(1)	Results for the quarter ended December 31, 2010 include one month’s contribution from the operations of Bravo Health, which was acquired by the Company on November 30, 2010.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
BALANCE SHEETS
December 31, 2010 and 2009
(in thousands)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$46,139	$72,110
Prepaid expenses and other current assets	2,183	2,215

Total current assets	48,322	74,325
Investment in subsidiaries	1,652,217	1,066,124
Property and equipment, net	16,963	13,055
Intangible assets, net	—	27
Deferred financing fee	24,837	5,190
Deferred tax assets	7,628	8,874
Due from subsidiaries	43,726	25,437

Total assets	$1,793,693	$1,193,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other	$31,018	$22,960
Current portion of long-term debt	61,226	43,069
Deferred tax liabilities	2,240	1,847

Total current liabilities	94,484	67,876
Long-term debt, less current portion	565,649	193,904
Other long-term liabilities	1,429	1,796

Total liabilities	661,562	263,576

Stockholders’ equity:
Common stock	619	608
Additional paid in capital	569,024	548,481
Retained earnings	622,988	428,765
Accumulated other comprehensive income (loss), net	1,495	(1,044)
Treasury stock	(61,995)	(47,354)

Total stockholders’ equity	1,132,131	929,456

Total liabilities and stockholders’ equity	$1,793,693	$1,193,032

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Revenue:
Management fees from affiliate	$385	$744	$—
Investment income	70	64	485

Total revenue	455	808	485

Operating expenses:
Salaries and benefits	19,519	19,249	20,200
Administrative expenses	16,816	9,455	12,790
Depreciation and amortization	5,714	5,298	4,018
Interest expense	20,942	15,614	19,118

Total operating expenses	62,991	49,616	56,126

Loss before equity in subsidiaries’ earnings and income taxes	(62,536)	(48,808)	(55,641)
Equity in subsidiaries’ earnings	233,893	161,215	153,522

Income before income taxes	171,357	112,407	97,881
Income tax benefit	22,866	21,188	21,071

Net income	$194,223	$133,595	$118,952

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF HEALTHSPRING, INC.
(PARENT ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$194,223	$133,595	$118,952

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,714	5,298	4,018
Equity in subsidiaries’ earnings	(233,893)	(161,215)	(153,522)
Distributions and advances from subsidiaries, net	94,376	116,356	83,453
Share-based compensation	3,954	4,001	3,860
Deferred taxes	1,639	(2,123)	(1,051)
Amortization of deferred financing cost	2,251	2,360	2,442
Write-off of deferred financing fee	5,079	—	—
Decrease (increase) due to change in:
Prepaid expenses and other current assets	(120)	(848)	(726)
Accounts payable, accrued expenses, and other current liabilities	7,380	12,325	1,408
Other long-term liabilities	766	(2,412)	1,796

Net cash provided by operating activities	81,369	107,337	60,630

Cash flows from investing activities:
Purchase of property and equipment	(7,206)	(12,701)	(948)
Acquisitions, net of cash acquired	(461,717)	—	—

Net cash used in investing activities	(468,923)	(12,701)	(948)

Cash flows from financing activities:
Proceeds from issuance of debt	680,000	—	—
Payments on debt	(290,097)	(31,040)	(28,237)
Deferred financing costs	(26,825)	—	—
Purchase of treasury stock	(14,304)	—	(47,217)
Proceeds from stock options exercised	12,131	13	1,012
Excess tax benefit from stock option exercised	678	18	84

Net cash provided by (used in) financing activities	361,583	(31,009)	(74,358)

Net (decrease) increase in cash and cash equivalents	(25,971)	63,627	(14,676)
Cash and cash equivalents at beginning of year	72,110	8,483	23,159

Cash and cash equivalents at end of year	$46,139	$72,110	$8,483

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2010, our Disclosure Controls were effective.
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
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition(s), use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired Bravo Health, Inc. on November 30, 2010. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Bravo Health’s internal control over financial reporting associated with total assets of $806.1 million and total revenues of $144.6 million included in the consolidated financial statements of HealthSpring, Inc. and subsidiaries as of and for the year ended December 31, 2010.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth on page 69 of this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as noted below, information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Business Conduct and Ethics,” and “Corporate Governance — Board Committee Composition” in our definitive proxy statement for the 2011 annual meeting of stockholders.
Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Item 1 of this report under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation
The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans:

	(a)		(c)
	Number of	(b)	Number of
	securities to	Weighted-	securities
	be issued	average	remaining for
	upon exercise	exercise	future issuance
	of	price of	under equity
	Outstanding	Outstanding	compensation plans
	options,	options,	(excluding
	warrants and	Warrants	securities reflected
	rights	and rights	in column(a))

Equity compensation plans approved by security holders	3,540,262	$18.07	4,892,263	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	3,540,262	$18.07	4,892,263

(1)	Reflects shares of common stock available for issuance under our Amended and Restated 2006 Equity Incentive Plan and our Amended and Restated 2008 Management Stock Purchase Plan, the only equity compensation plans approved by our stockholders under which we continue to grant awards.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance — Board Independence and Operations” in our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading “Fees Billed to the Company by KPMG LLP During 2010 and 2009” in our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
(1)	All financial statements filed as part of this report are listed in the Index to Financial Statements on page 67 of this report.
(2)	All financial statement schedules required to be filed as part of this report are listed in the Index to Financial Statements on page 67 of this report.
(3)	Exhibits — See the Index to Exhibits at end of this report, which is incorporated herein by reference.
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

HEALTHSPRING, INC.

Date: February 25, 2011	By:	/s/ Karey L. Witty Karey L. Witty
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Fritch Herbert A. Fritch	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Karey L. Witty Karey L. Witty	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ John T. Fox	Director	February 25, 2011
John T. Fox

/s/ Jeffrey M. Folick	Director	February 25, 2011
Jeffrey M. Folick

/s/ Bruce M. Fried	Director	February 25, 2011
Bruce M. Fried

/s/ Robert Z. Hensley	Director	February 25, 2011
Robert Z. Hensley

/s/ Benjamin Leon, Jr.	Director	February 25, 2011
Benjamin Leon, Jr.

/s/ Sharad Mansukani	Director	February 25, 2011
Sharad Mansukani

/s/ Russell K. Mayerfeld	Director	February 25, 2011
Russell K. Mayerfeld

/s/ Joseph P. Nolan	Director	February 25, 2011
Joseph P. Nolan

INDEX TO EXHIBITS

Exhibits	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of November 30, 2010, by and among HealthSpring, Inc., BHI Acquisition Corporation, Bravo Health, Inc., and Shareholder Representative Services, LLC* (1)

2.2
Stock Purchase Agreement, dated as of August 9, 2007, by and among Leon Medical Centers Health Plans, Inc., the stockholders of Leon Medical Centers Health Plans, Inc., as sellers, NewQuest, LLC, as buyer, and HealthSpring, Inc.* (2)

3.1	Form of Amended and Restated Certificate of Incorporation of HealthSpring, Inc. (3)

3.2	Form of Second Amended and Restated Bylaws of HealthSpring, Inc. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen of Common Stock Certificate (3)

4.3	Registration Rights Agreement, dated as of October 1, 2007, by and between HealthSpring, Inc. and the former stockholders of Leon Medical Centers Health Plans, Inc. (4)

4.4
Registration Agreement, dated as of March 1, 2005, by and among HealthSpring, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P., and each of the other stockholders of HealthSpring, Inc. whose name appear on the schedules thereto or on the signature pages or joinders to the Registration Rights Agreement (3)

10.1	Form of HealthSpring, Inc. Amended and Restated Restricted Stock Purchase Agreement**(3)

10.2	HealthSpring, Inc. 2005 Stock Option Plan** (3)

10.3	Form of Non-Qualified Stock Option Agreement (Option Plan)** (3)

10.4	HealthSpring, Inc. 2006 Amended and Restated Equity Incentive Plan** (5)

10.5	Form of Non-Qualified Stock Option Agreement (Equity Incentive Plan)** (6)

10.6	Form of Restricted Stock Award Agreement (Officers and Employees) (Equity Incentive Plan)** (6)

10.7	Form of Performance Restricted Stock Award Agreement (Officers and Employees) (Equity Incentive Plan)**

10.8	Form of Performance Stock Option Award Agreement (Officers and Employees) (Equity Incentive Plan)**

10.9	Form of Restricted Stock Award Agreement (Directors) (Equity Incentive Plan)** (6)

10.10	HealthSpring, Inc. Amended and Restated 2008 Management Stock Purchase Plan**(7)

10.11	Form of Restricted Stock Award Agreement (Management Stock Purchase Plan)**(7)

10.12	Non-Employee Director Compensation Policy** (8)

10.13	Form of Executive Severance and Noncompetition Agreement** (9)

10.14	HealthSpring, Inc. Executive Officer Cash Bonus Plan** (10)

10.15	Form of Indemnification Agreement** (3)

10.16	Medical Services Agreement, dated as of October 1, 2007, by and between Leon Medical Centers, Inc. and Leon Medical Centers Health Plans, Inc. (4)

Exhibits	Description
10.17
Amendment and Restatement Agreement, dated as of October 22, 2010, by and among HealthSpring, Inc., as borrower, certain subsidiaries of HealthSpring, Inc., as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A., as administrative agent, including the Restated Credit Agreement attached as Exhibit A thereto (11)

10.18	Form of CMS Coordinated Care Plan Agreement

10.19	Form of CMS Stand-Alone Part D Plan Agreement

10.20	Amended and Restated IPA Services Agreement, dated as of March 1, 2003, by and between Texas HealthSpring, LLC and Renaissance Physician Organization, as amended (3)

10.21	Full-Service Management Agreement, dated as of April 16, 2001, by and between GulfQuest, L.P. and Renaissance Physician Organization, as amended (3)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

24.1	Power of attorney (included on the signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

**	Indicates management contract or compensatory plan, contract, or arrangement

(1)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 2, 2010.

(2)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed August 14, 2007.

(3)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-128939), filed October 11, 2005, as amended.

(4)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 4, 2007.

(5)	Previously filed as Annex A to the Company’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 27, 2010.

(6)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2010.

(7)	Previously filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed February 25, 2009.

(8)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed July 30, 2010.

(9)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed December 14, 2009.

(10)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed March 18, 2010.

(11)	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K, filed October 28, 2010.