Form 10-Q
period 2011-03-31
HealthSpring, Inc.
filed 2011-05-03
CIK 1339553

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 28, 2011

Common Stock, Par Value $0.01 Per Share	67,758,463 Shares

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$300,676	$191,459
Accounts receivable, net	246,509	168,893
Funds due for the benefit of members	—	83,429
Deferred income taxes	16,849	15,459
Prepaid expenses and other assets	12,639	17,481

Total current assets	576,673	476,721
Investment securities available for sale	565,111	551,207
Property and equipment, net	62,717	60,017
Goodwill	839,001	839,001
Intangible assets, net	355,979	365,884
Restricted investments	27,931	29,136
Risk corridor receivable from CMS	48,508	—
Other assets	40,944	26,637

Total assets	$2,516,864	$2,348,603

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$423,127	$350,217
Accounts payable, accrued expenses and other	81,743	101,915
Book overdraft	34,326	19,629
Risk corridor payable to CMS	7,785	7,780
Funds held for the benefit of members	9,360	—
Current portion of long-term debt	37,350	61,226

Total current liabilities	593,691	540,767
Long-term debt, less current portion	316,774	565,649
Deferred income taxes	100,784	104,301
Other long-term liabilities	6,679	5,755

Total liabilities	1,017,928	1,216,472

Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 71,838,471 issued and 67,746,463 outstanding at March 31, 2011, and 61,905,457 issued and 57,850,709 outstanding at December 31, 2010	718	619
Additional paid-in capital	892,851	569,024
Retained earnings	667,208	622,988
Accumulated other comprehensive income, net	1,397	1,495
Treasury stock, at cost, 4,092,008 shares at March 31, 2011, and 4,054,748 shares at December 31, 2010	(63,238)	(61,995)

Total stockholders’ equity	1,498,936	1,132,131

Total liabilities and stockholders’ equity	$2,516,864	$2,348,603

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Premium revenue	$1,386,136	$749,378
Management and other fees	12,429	10,188
Investment income	3,324	876

Total revenue	1,401,889	760,442

Operating expenses:
Medical expense	1,170,413	612,519
Selling, general and administrative	136,185	76,530
Depreciation and amortization	14,762	7,787
Interest expense	10,276	9,971

Total operating expenses	1,331,636	706,807

Income before income taxes	70,253	53,635
Income tax expense	(26,033)	(19,834)

Net income	$44,220	$33,801

Net income per common share:
Basic	$0.77	$0.59

Diluted	$0.75	$0.59

Weighted average common shares outstanding:
Basic	57,796,247	57,224,467

Diluted	59,067,394	57,557,961

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$44,220	$33,801
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,762	7,787
Share-based compensation	2,342	2,719
Amortization of deferred financing cost	2,891	506
Amortization on bond investments	2,430	294
Equity in earnings of unconsolidated affiliate	(92)	(103)
Deferred tax benefit	(4,856)	(2,611)
Write-off of deferred financing fees	—	5,079
Changes in operating assets and liabilities:
Accounts receivable	(94,762)	(59,639)
Prepaid expenses and other current assets	4,918	(4,742)
Medical claims liability	72,910	(4,424)
Accounts payable, accrued expenses, and other current liabilities	(21,659)	4,372
Risk corridor payable to/receivable from CMS	(48,504)	(19,929)
Other	1,167	1,977

Net cash used in operating activities	(24,233)	(34,913)

Cash flows from investing activities:
Purchases of property and equipment	(7,557)	(2,441)
Purchases of investment securities	(57,323)	(120,468)
Maturities of investment securities	30,726	8,211
Sales of investment securities	10,128	46,106
Purchases of restricted investments	(10,766)	(10,948)
Maturities of restricted investments	11,957	7,548
Other	6	—

Net cash used in investing activities	(22,829)	(71,992)

Cash flows from financing activities:
Funds received for the benefit of the members	509,924	207,005
Funds withdrawn for the benefit of members	(417,135)	(176,601)
Proceeds from the issuance of common stock	301,509	—
Proceeds received on issuance of debt	—	200,000
Payments on long-term debt	(272,751)	(261,972)
Excess tax benefit from stock options exercised	54	40
Proceeds from stock options exercised	20,022	477
Change in book overdraft	14,697	—
Payment of debt issue costs	(41)	(7,334)

Net cash provided by (used in) financing activities	156,279	(38,385)

Net increase (decrease) in cash and cash equivalents	109,217	(145,290)
Cash and cash equivalents at beginning of period	191,459	439,423

Cash and cash equivalents at end of period	$300,676	$294,133

Supplemental disclosures:
Cash paid for interest	$8,839	$4,271
Cash paid for taxes	$22,459	$3,464
See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Organization and Basis of Presentation
HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization whose primary focus is on Medicare, the federal government sponsored health insurance program primarily for United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia and also offers both national and regional stand-alone Medicare Part D prescription drug plans (“PDPs”). The Company also provides management services to physician practices.
The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011 (the “2010 Form 10-K”).
The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2011 and the Company’s results of operations and cash flows for the three months ended March 31, 2011 and 2010.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010.
The results of operations for the 2011 interim period are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying unaudited condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) of which the Company is the primary beneficiary. As of November 30, 2010, in connection with the acquisition of Bravo Health, Inc. (“Bravo Health”), the Company holds interest in certain physician practices that are considered VIEs because the physician practices may not have sufficient capital to finance their activities separate from the revenue received from the Company. The Company is deemed to be the primary beneficiary and, under the VIE accounting rules, is deemed to “control” the physician entities, which have been consolidated. Revenues, net loss, and total assets of VIEs were $4.2 million, $234,000, and $2.2 million, respectively, as of and for the three months ended March 31, 2011. The Company held no variable interests requiring consolidation prior to November 30, 2010.
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At March 31, 2011, $721.4 million of the Company’s $893.7 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s regulated insurance subsidiaries and subject to these restrictions.
(2) Recently Adopted Accounting Pronouncements
Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, effective January 1, 2011, the Company adopted FASB’s updated guidance requiring a reporting entity to disclose separately Level 3 information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance for fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
In December 2010, FASB provided additional guidance on disclosure of supplementary pro forma information for business combinations. The guidance provided by FASB resolves uncertainty related to pro forma disclosures by indicating that revenue and earnings of the combined entity should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These rules are effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; with early adoption permitted. As these rules pertain to disclosure items only, the adoption of such rules will not have an impact on the Company’s consolidated results of operations or financial condition.
(3) Acquisition of Bravo Health, Inc.
On November 30, 2010, the Company acquired all the of the outstanding stock of Bravo Health, Inc. an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. The Company acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing positive or negative adjustment (not to exceed $10.0 million). The Company’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand. The Company’s new credit facility is described in Note 14— “Debt”. The results of operations for Bravo Health are included in the Company’s consolidated financial statements beginning December 1, 2010.
Purchase Price Allocation
The total preliminary purchase price and the fair value of contingent consideration were allocated to the net tangible and intangible assets based upon their fair values as of November 30, 2010. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The areas of the preliminary purchase price allocation that are not yet finalized relate to both current and non-current deferred taxes which are subject to change, pending the finalization of certain tax returns.
The results of operations for Bravo Health are included in the Company’s consolidated financial statements since the acquisition date.
Unaudited Pro Forma Information
The following summary of unaudited pro forma financial information presents revenue, net income and per share data of the Company, as if the acquisition of Bravo Health had occurred at the beginning of the period presented:

Three Months ended March 31,
(dollars in thousands, except per share data)	2010
Revenue	$1,170,755
Net income available to common stockholders	31,810
Pro forma earnings per share:
Basic	$0.56
Diluted	$0.55
The unaudited pro forma information includes the results of operations for Bravo Health for the period prior to the acquisition, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The pro forma information includes adjustments for interest expense on long-term debt and reduced investment income related to the cash used to fund the acquisition, additional depreciation and amortization associated with the purchase, and the related income tax effects. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Bravo Health been owned by the Company for the period presented, nor is it necessarily indicative of future results of operations.
(4) Accounts Receivable
Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Medicare premium receivables	$118,608	$59,030
Rebates	113,069	90,148
Due from providers	29,715	19,126
Other	8,279	5,106

	269,671	173,410
Allowance for doubtful accounts	(6,016)	(4,517)

	$263,655	$168,893

Medicare premium receivables at March 31, 2011 and December 31, 2010 include $111.7 million and $52.2 million, respectively, of receivables from CMS related to the accrual of retroactive risk adjustment payments (including $17.1 million as of March 31, 2011, classified as non-current and included in other assets on the Company’s condensed consolidated balance sheet). Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.

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
(5) Investment Securities
Investment securities, which consist primarily of debt securities, have been categorized as available for sale. The Company holds no held to maturity or trading securities. Investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations.
Available for sale securities are recorded at fair value. Unrealized gains and losses (net of applicable deferred taxes) on available for sale securities are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other than temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned.
Available for sale securities at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$32,610	106	(137)	32,579
Agency obligations	29,226	61	(268)	29,019
Corporate debt securities	198,367	1,806	(851)	199,322
Mortgage-backed securities (Residential)	163,526	1,191	(650)	164,067
Mortgage-backed securities (Commercial)	5,915	1	(65)	5,851
Other structured securities	15,486	190	(17)	15,659
Municipal bonds	117,867	1,121	(374)	118,614

	$562,997	4,476	(2,362)	565,111

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
	Cost	Gains	Losses	Fair Value
Government obligations	$28,228	123	(53)	28,298
Agency obligations	33,712	77	(251)	33,538
Corporate debt securities	196,109	1,726	(741)	197,094
Mortgage-backed securities (Residential)	154,612	1,243	(653)	155,202
Mortgage-backed securities (Commercial)	6,374	76	(150)	6,300
Other structured securities	14,138	228	(38)	14,328
Municipal bonds	115,758	1,158	(469)	116,447

	$548,931	4,631	(2,355)	551,207

Realized gains or losses related to investment securities for the three months ended March 31, 2011 and 2010 were immaterial.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of investments at March 31, 2011 were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due within one year	$46,337	46,604
Due after one year through five years	289,585	290,791
Due after five years through ten years	35,966	36,019
Due after ten years	6,183	6,120
Mortgage and asset-backed securities	184,926	185,577

	$562,997	565,111

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011, were as follows (in thousands):

	Less Than		More Than
	12 Months		12 Months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Government obligations	$(137)	15,262	—	—	(137)	15,262
Agency obligations	(268)	22,501	—	—	(268)	22,501
Corporate debt securities	(851)	78,826	—	—	(851)	78,826
Mortgage-backed securities (Residential)	(650)	79,027	—	—	(650)	79,027
Mortgage-backed securities (Commercial)	(65)	5,652	—	—	(65)	5,652
Other structured securities	(17)	3,163	—	—	(17)	3,163
Municipal bonds	(374)	36,471	—	—	(374)	36,471

	$(2,362)	240,902	—	—	(2,362)	240,902

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
All issuers of securities the Company owned in an unrealized loss as of March 31, 2011 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.
(6) Fair Value Measurements
The Company’s 2011 first quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable, investment securities, restricted investments, accounts payable, medical claims liabilities, funds due (held) from CMS for the benefit of members, and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $352.1 million at March 31, 2011 and consisted solely of non-tradable bank debt. The Company obtains the fair value of its debt from a third party that uses market observations to determine fair value.
Cash and cash equivalents consist of such items as certificates of deposit, money market funds, and certain U.S. Government securities with an original maturity of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 9 — “Derivatives” and Note 14 — “Debt”. The fair values of investment securities is determined by quoted market prices or pricing models developed using market data provided by a third party vendor.
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no transfers to or from Levels I and II during the quarter ended March 31, 2011. The following tables summarize fair value measurements by level at March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2011
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$300,676	$—	$—	$300,676

Investments: available for sale securities:
Government obligations	$30,696	$1,883	$—	$32,579
Agency obligations	—	29,019	—	29,019
Corporate debt securities	—	199,322	—	199,322
Mortgage-backed securities (Residential)	—	164,067	—	164,067
Mortgage-backed securities (Commercial)	—	5,851	—	5,851
Collateralized mortgage obligations	—	2,164	—	2,164
Other structured securities	—	13,495	—	13,495
Municipal securities	—	118,614	—	118,614

	$30,696	$534,415	$—	$565,111

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$191,459	$—	$—	$191,459

Investments: available for sale securities:
Government obligations	$21,943	$6,355	$—	$28,298
Agency obligations	—	33,538	—	33,538
Corporate debt securities	—	197,094	—	197,094
Mortgage-backed securities (Residential)	—	155,202	—	155,202
Mortgage-backed securities (Commercial)	—	6,300	—	6,300
Collateralized mortgage obligations	—	2,252	—	2,252
Other structured securities	—	12,076	—	12,076
Municipal securities	—	116,447	—	116,447

	$21,943	$529,264	$—	$551,207

(7) Medical Liabilities
The Company’s medical liabilities at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Incurred but not reported liabilities	$282,720	$258,832
Pharmacy liabilities	79,251	45,785
Provider incentives and other medical payments	50,359	38,065
Other medical liabilities	10,797	7,535

	$423,127	$350,217

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Medicare Part D
Total Part D related net assets (excluding medical claims payable) of $75.6 million at December 31, 2010 all relate to the 2010 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at March 31, 2011 were as follows (in thousands):

	Related to the	Related to the
	2010 plan year	2011 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$100,485	$(109,845)	$(9,360)

Risk corridor payable to CMS	$(7,785)	$—	$(7,785)

Non-current assets:
Risk corridor receivable from CMS	$—	$48,508	$48,508

Balances associated with Part D related assets and liabilities are expected to be settled in the second half of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.
(9) Derivatives
In October 2008, the Company entered into two interest rate swap agreements in a total notional amount of $100.0 million, relating to the floating interest rate component of the term loan agreement under its 2007 credit agreement. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the 2007 credit agreement. See Note 14 — “Debt”. The interest rate swap agreements were classified as cash flow hedges.
All derivatives were recognized on the balance sheet at their fair value. To the extent that the cash flow hedges were effective, changes in their fair value were recorded in other comprehensive income until earnings were affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability were recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivatives differ from changes in the fair value of the hedged instrument) was recorded in current-period earnings. As a result of terminating the interest rate swap agreements, the Company settled the swap obligations with the counterparties for approximately $2.0 million and reclassified such amount from other comprehensive income to interest expense during the first quarter of 2010.
The Company had no derivative financial instruments outstanding at March 31, 2011 or December 31, 2010.

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

For the three months ended March 31, 2011:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the three months ended March 31, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

(10) Intangible Assets
A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at March 31, 2011 is as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Trade names (indefinite-lived)	$39,497	$—	$39,497
Trade names (definite-lived)	3,800	127	3,673
Non-compete agreements	800	800	—
Provider networks	149,378	34,688	114,690
Medicare member networks	243,320	48,093	195,227
Licenses	2,000	67	1,933
Management contract right	1,555	596	959

	$440,350	$84,371	$355,979

Amortization expense on identifiable intangible assets for the three months ended March 31, 2011 and 2010 was approximately $9.9 million and $4.5 million, respectively.
(11) Stockholders’ Equity
March 2011 Equity Offering
On March 29, 2011, the Company completed an underwritten public offering of 8,625,000 shares of its common stock. The shares were resold by the underwriters at a price of $35.95 per share. The net proceeds to the Company from the offering, after offering expenses and underwriting discounts, were $301.5 million. The Company used $263.4 million of the net proceeds for the repayment of indebtedness. See Note 14 — “Debt”.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Repurchase Program
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock through June 30, 2011. The program authorizes purchases of common stock from time to time in either the open market or through private transactions, in accordance with SEC and other applicable legal requirements. The timing, prices, and sizes of purchases depends upon prevailing stock prices, general economic and market conditions, and other considerations. Funds for the repurchase of shares have, and are expected to, come primarily from unrestricted cash on hand and unrestricted cash generated from operations. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. The program is scheduled to expire on June 30, 2011. During the quarter ended March 31, 2011, the Company did not repurchase any shares pursuant to the repurchase program. As of March 31, 2011, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share, and had approximately $85.7 million in remaining repurchase authority under the program.
(12) Share-Based Compensation
Performance—Based Equity Awards
Prior to 2011, vesting restrictions with respect to equity awards to the Company’s executive officers were based on time and continued service, not performance measures. Beginning with annual equity awards made to certain executive officers in 2011, the Company has committed that at least 50% of such awards (in terms of number of shares) made pursuant to the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) will be in the form of performance-based equity awards that are earned or paid out based on the achievement of performance targets, rather than purely time-based vesting.
Pricing of performance-based awards and the term of such awards are similar to our other equity awards; however, vesting of the performance grants over a four-year period is contingent upon the achievement of performance targets. Performance targets are set at the date of grant with threshold and maximum levels. A diluted earnings per share target cumulated over a two-year period was used for performance-based awards granted in 2011. The number of awards that ultimately vests, if any, is dependent on the cumulative earnings per share actually attained. The fair values of the performance awards are estimated on the date of the grant using the Black-Scholes method option-pricing model and related valuation assumptions for stock awards. The amount of compensation expense for performance-based stock awards will be recognized by the Company based on the probable achievement of the established performance targets, which are assessed each quarter. Based on such assessment, as of March 31, 2011 no compensation expense had been recorded for performance-based awards.
Stock Options
During the three months ended March 31, 2011 the Company granted options to purchase 145,394 shares of common stock pursuant to the 2006 Plan, of which 72,697 were in the form of performance-based option awards. Options to purchase 4,375 shares of common stock either were forfeited or expired during the three months ended March 31, 2011. Options to purchase approximately 1.0 million shares of common stock were exercised during the three months ended March 31, 2011. Options to purchase approximately 2.6 million shares of common stock were unexercised and outstanding at March 31, 2011. Except for the performance-based grants, the vesting provisions for which are discussed above, options vest and become exercisable based on time, generally over a four-year period, and expire ten years from their grant dates.
Restricted Stock
During the three months ended March 31, 2011, the Company granted 231,842 shares of restricted stock to employees pursuant to the 2006 Plan, of which 30,142 shares were in the form of performance-based restricted stock awards, the vesting provisions for which are discussed above. Except for performance-based awards, the restrictions on restricted stock awards generally lapse over a four-year period. Additionally, 21,437 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at March 31, 2011 totaled 856,919 shares.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Net Income Per Common Share
The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$44,220	$33,801

Denominator:
Weighted average common shares outstanding — basic	57,796,247	57,224,467
Dilutive effect of stock options	986,690	132,534
Dilutive effect of unvested restricted shares	284,457	200,960

Weighted average common shares outstanding — diluted	59,067,394	57,557,961

Net income per common share:
Basic	$0.77	$0.59

Diluted	$0.75	$0.59

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Restricted stock awards and options to purchase common stock with respect to 2.2 million shares and 4.6 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively.
(14) Debt
Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Credit agreement	$354,124	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$316,774	$565,649

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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”
Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities at March 31, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is 0.75 to 1.0 or less, on the daily unused portions of the Revolving Credit Facility. The effective interest rate on borrowings under the credit facilities was 4.8% as of March 31, 2011. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The $175.0 million Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of March 31, 2011.
Under the Restated Credit Agreement, Existing Term Loan A and New Term Loan A are payable in quarterly principal installments. Prior to June 30, 2013, each quarterly principal installment payable in respect of each of Existing Term Loan A and New Term Loan A will be in an amount equal to 2.5% of the aggregate initial principal amount of Existing Term Loan A or New Term Loan A, as the case may be, and for principal installments payable on June 30, 2013 and thereafter, that percentage increases to 3.75%. The entire outstanding principal balance of each of Existing Term Loan A and New Term Loan A is due and payable at maturity on February 11, 2015.
Under the Restated Credit Agreement, New Term Loan B is payable in quarterly principal installments, each in an amount equal to 0.25% of the aggregate initial principal amount (as adjusted for certain prepayments) of New Term Loan B. The entire outstanding principal balance of New Term Loan B is due and payable at maturity on November 30, 2016.

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net proceeds from certain asset sales, casualty and condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty and condemnation events, to certain reinvestment rights), a portion of the net proceeds from equity issuances and, under certain circumstances, the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Facilities. The Company used $263.4 million of the net proceeds from the underwritten public offering of its common stock for the repayment of indebtedness in March 2011.
In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million, which were capitalized in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were capitalized in November 2010. These capitalized cost amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011 the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the quarter ended March 31, 2011. The unamortized balance of such deferred financing costs at March 31, 2011 totaled $22.0 million and is included in other assets on the accompanying consolidated balance sheet.
(15) Comprehensive Income
The following table presents details supporting the determination of comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income	$44,220	$33,801
Net unrealized loss on available for sale investment securities, net of tax	(98)	(231)
Net gain on interest rate swaps, net of tax	—	23
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	—	1,253

Comprehensive income, net of tax	$44,122	$34,846

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives that were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 9, — “Derivatives”.
(16) Segment Information
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

HEALTHSPRING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accounting policies of each segment are the same and are described in Note 1 to the 2010 Form 10-K. The results of each segment are measured and evaluated by earnings before interest expense, depreciation and amortization expense, and income taxes (“EBITDA”). The Company does not allocate certain corporate overhead amounts (classified as selling, general and administrative expenses, or “SG&A”) or interest expense to the segments. The Company evaluates interest expense, income taxes, and asset and liability details on a consolidated basis as these items are managed in a corporate shared service environment and are not the responsibility of segment operating management.
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended March 31, 2011
Revenue	$1,116,869	$285,006	$14	$1,401,889
EBITDA	121,424	(17,479)	(8,654)	95,291
Depreciation and amortization expense	12,538	679	1,545	14,762

Three months ended March 31, 2010
Revenue	$630,950	$129,476	$16	$760,442
EBITDA	82,451	(4,763)	(6,295)	71,393
Depreciation and amortization expense	6,192	31	1,564	7,787
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
A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
EBITDA	$95,291	$71,393
Income tax expense	(26,033)	(19,834)
Interest expense	(10,276)	(9,971)
Depreciation and amortization	(14,762)	(7,787)

Net Income	$44,220	$33,801

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011 (the “2010 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.
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
In evaluating any forward-looking statement, you should specifically consider the information set forth under the captions “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the 2010 Form 10-K and the information set forth under “Cautionary Statement Regarding Forward-Looking Statements” in our earnings and other press releases, as well as other cautionary statements contained elsewhere in this report, including the matters discussed in Part II, “Item 1A. Risk Factors” below and “Critical Accounting Policies and Estimates.” We undertake no obligation beyond that required by law to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.
Overview
General
HealthSpring, Inc. (the “Company” or “HealthSpring”) is one of the country’s largest coordinated care plans whose primary focus is Medicare, the federal government-sponsored health insurance program primarily for U.S. citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. On November 30, 2010, HealthSpring acquired Bravo Health, Inc. (“Bravo Health”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. We currently operate Medicare Advantage plans in Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia. We also offer national and regional stand-alone Medicare Part D prescription drug plans. The Company also provides management services to physician practices. We sometimes refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or “MA-PD,” collectively as “Medicare Advantage” plans and our stand-alone prescription drug plans as our “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) plans and PDPs.
We report our business in three segments: Medicare Advantage; PDP; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “— Segment Information” below for additional information related thereto.

March 2011 Equity Offering
On March 29, 2011, the Company completed an underwritten public offering of 8,625,000 shares of its common stock. The shares were resold by the underwriters at a price of $35.95 per share. The net proceeds to the Company from the offering, after offering expenses and underwriting discounts, were $301.5 million. The Company used $263.4 million of the net proceeds for the repayment of indebtedness. See — “Indebtedness” below.
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
Results of Operations
The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended March 31,
	2011		2010
Revenue:
Premium revenue	$1,386,136	98.9%	$749,378	98.6%
Management and other fees	12,429	0.9	10,188	1.3
Investment income	3,324	0.2	876	0.1

Total revenue	1,401,889	100.0%	760,442	100.0

Operating expenses:
Medical expense	1,170,413	83.5	612,519	80.6
Selling, general and administrative	136,185	9.7	76,530	10.1
Depreciation and amortization	14,762	1.1	7,787	1.0
Interest expense	10,276	0.7	9,971	1.3

Total operating expenses	1,331,636	95.0	706,807	93.0

Income before income taxes	70,253	5.0	53,635	7.0
Income tax expense	(26,033)	(1.8)	(19,834)	(2.6)

Net income	$44,220	3.2%	$33,801	4.4%

Membership
Our primary source of revenue is monthly premium payments we receive based on membership enrolled in one of our Medicare health plans. The following table summarizes our membership as of the dates specified:

	March 31,	December 31,	March 31,
	2011	2010	2010
Medicare Advantage Membership
Alabama	32,510	30,148	31,170
Florida	38,177	37,022	35,093
Pennsylvania	67,899	63,044	N/A
Tennessee	71,441	65,533	63,505
Texas	79,923	71,105	48,298
Other	41,659	37,752	17,299

Total	331,609	304,604	195,365

Medicare PDP Membership	834,642	724,394	389,561

Medicare Advantage. Our Medicare Advantage membership increased by 69.7% to 331,609 members at March 31, 2011 as compared to 195,365 members at March 31, 2010. Our Medicare Advantage net membership gain of 136,244 members since March 31, 2010 reflects the inclusion of Bravo Health members, focused sales and marketing efforts during the enrollment period, and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits.
PDP. PDP membership increased by 114.3% to 834,642 members at March 31, 2011 as compared to 389,561 at March 31, 2010, primarily as a result of the inclusion of Bravo Health’s PDP and the auto-assignment of new members at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We continue to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDPs during lock-in and expect incremental growth for the balance of the year.
Comparison of the Three-Month Period Ended March 31, 2011 to the Three-Month Period Ended March 31, 2010
Revenue
Total revenue was $1,401.9 million in the three-month period ended March 31, 2011 as compared with $760.4 million for the same period in 2010, representing an increase of $641.5 million, or 84.4%. The components of revenue were as follows:
Premium Revenue: Total premium revenue for the three months ended March 31, 2011 was $1,386.1 million as compared with $749.4 million in the same period in 2010, representing an increase of $636.7 million, or 85.0%. The components of premium revenue and the primary reasons for changes were as follows:
Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1,100.8 million for the three months ended March 31, 2011 as compared to $619.4 million in the first quarter of 2010, representing an increase of $481.4 million, or 77.7%. The increase in Medicare Advantage premiums in 2011 is primarily attributable to the inclusion of premium revenue for Bravo Health for the 2011 first quarter and to a 9.1% increase in membership in the legacy HealthSpring health plans compared to the 2010 first quarter. Premiums per member per month (“PMPM”) for the 2011 first quarter averaged $1,111, which reflects an increase of 4.7% as compared to the 2010 first quarter. The increase in PMPM premiums in the current quarter was primarily the result of the inclusion of higher PMPM premiums from the Bravo Health Pennsylvania and Mid-Atlantic markets and increased risk adjustment payments.

PDP: PDP premiums (after risk corridor adjustments) were $285.0 million in the three months ended March 31, 2011 compared to $129.5 million in the same period of 2010, an increase of $155.5 million, or 120.1%. The increase in premiums for the 2011 first quarter is primarily the result of the inclusion of Bravo Health premium revenue for the 2011 first quarter. Our average PMPM premiums (after risk corridor adjustments) were $115 in the 2011 first quarter, compared with $111 in the 2010 first quarter.
Investment Income: Investment income in the 2011 first quarter increased $2.4 million compared with the 2010 first quarter as a result of increases in invested balances, including the invested assets of Bravo Health.
Medical Expense
Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended March 31, 2011 increased $401.6 million, or 82.9%, to $886.2 million from $484.6 million for the comparable period of 2010, which is primarily attributable to membership increases in the 2011 period as compared to the 2010 period. For the three months ended March 31, 2011, the Medicare Advantage MLR was 80.5% as compared to 78.3% for the same period of 2010. The increase in the MLR in the 2011 first quarter was primarily the result of the inclusion of Bravo Health, which has historically experienced higher MLRs than the Company’s other health plans, and as a result of increases in member benefits for 2011. The increase in MLR was partially offset by lower MLRs in many of the Company’s other health plans resulting from favorable inpatient utilization in the 2011 first quarter. Our Medicare Advantage medical expense calculated on a PMPM basis was $894 for the three months ended March 31, 2011, compared with $831 for the comparable 2010 quarter.
PDP. PDP medical expense for the three months ended March 31, 2011 increased $156.3 million to $283.9 million, compared to $127.6 million in the same period last year. PDP MLR for the 2011 first quarter was 99.6%, compared to 98.6% in the 2010 first quarter. The deterioration in MLR for the 2011 first quarter was primarily the result of higher cost trends associated with new members in certain PDP regions, particularly California, as compared to the 2010 first quarter.
Selling, General, and Administrative Expense
Selling, general, and administrative, or “SG&A,” expense for the three months ended March 31, 2011 was $136.2 million as compared with $76.5 million for the same prior year period, an increase of $59.7 million, or 78.0%. The increase in the 2011 first quarter as compared to the prior year period was primarily the result of the inclusion of Bravo Health for the 2011 first quarter. As a percentage of revenue, SG&A expense decreased approximately 40 basis points to 9.7% for the three months ended March 31, 2011 compared to the prior year period, primarily as a result of revenue increases and lower marketing expenses caused by the shortened open enrollment period for 2011.
In contrast to historical trends, the Company now expects the majority of its sales and marketing expenses to be incurred in the fourth quarter of each year in connection with the shortened annual Medicare enrollment cycle.
Depreciation and Amortization Expense
Depreciation and amortization expense in the 2011 first quarter increased $7.0 million to $14.8 million as compared to the 2010 first quarter, the majority of which increase relates to the amortization of identifiable intangible assets acquired in the Bravo Health transaction.
Interest Expense
Interest expense was $10.3 million in the 2011 first quarter, compared with $10.0 million in the 2010 first quarter. Interest expense in the 2010 first quarter included debt extinguishment costs of $7.1 million resulting from the Company’s entering into a new credit facility. Additionally, interest expense for the 2011 first quarter includes $1.1 million of amortized deferred financing fees, the expensing of which was accelerated as a result of the early repayment of debt. Net of the 2010 first quarter extinguishment costs and the 2011 first quarter accelerated amortization expense amounts, interest expense increased $6.3 million in the 2011 first quarter, reflecting higher average debt amounts outstanding related to borrowings made to finance the Bravo Health acquisition.

The weighted average interest rate incurred on our borrowings during the three months ended March 31, 2011 and 2010 was 6.6% and 5.5%, respectively (4.6% and 3.9%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).
Income Tax Expense
For the three months ended March 31, 2011, income tax expense was $26.0 million, reflecting an effective tax rate of 37.1%, as compared to $19.8 million, reflecting an effective tax rate of 37.0%, for the same period of 2010.
Segment Information
We report our business in three segments: Medicare Advantage; stand-alone PDP; and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Corporate segment consists primarily of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.
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
Revenue includes premium revenue, management and other fee income, and investment income.
Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.
Financial data by reportable segment for the three months ended March 31 is as follows (in thousands):

	MA-PD	PDP	Corporate	Total
Three months ended March 31, 2011
Revenue	$1,116,869	$285,006	$14	$1,401,889
EBITDA	121,424	(17,479)	(8,654)	95,291
Depreciation and amortization expense	12,538	679	1,545	14,762

Three months ended March 31, 2010
Revenue	$630,950	$129,476	$16	$760,442
EBITDA	82,451	(4,763)	(6,295)	71,393
Depreciation and amortization expense	6,192	31	1,564	7,787
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

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three months ended March 31 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
EBITDA	$95,291	$71,393
Income tax expense	(26,033)	(19,834)
Interest expense	(10,276)	(9,971)
Depreciation and amortization	(14,762)	(7,787)

Net Income	$44,220	$33,801

Liquidity and Capital Resources
We finance our operations primarily through internally generated funds. We generate cash primarily from premium revenue and our primary uses of cash are payment of medical and SG&A expenses and principal and interest on indebtedness. We anticipate that our current level of cash on hand, internally generated cash flows, and borrowings available under our revolving credit facility will be sufficient to fund our working capital needs, our debt service, and anticipated capital expenditures over at least the next 12 months.
The reported changes in cash and cash equivalents for the three month period ended March 31, 2011, compared to the same period of 2010, were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash used in operating activities	$(24,233)	$(34,913)
Net cash used in investing activities	(22,829)	(71,992)
Net cash provided by (used in) financing activities	156,279	(38,385)

Net increase (decrease) in cash and cash equivalents	$109,217	$(145,290)

Our primary sources of liquidity are cash flows provided by our operation’s proceeds from the sale or maturities of our investment securities, our revolving credit facility, and available cash on hand, although the Company’s access to and use of internally generated cash flows may be limited by regulatory requirements stipulating that the Company’s regulated insurance subsidiaries maintain minimum levels of capital. See “— Statutory Capital Requirements”.
Cash Flows from Operating Activities
We used cash in operating activities of $24.2 million during the three months ended March 31, 2011, compared to using cash of $34.9 million during the three months ended March 31, 2010. The favorable variance in cash flow from operations for the 2011 first quarter is primarily the result of increases in net income and non-cash expenses included in net income, such as depreciation and amortization. Cash flows from operations typically lag net income for the first half of the year as a result of the timing and amount of the expected risk adjustment payment from CMS.
Cash Flows from Investing and Financing Activities
For the three months ended March 31, 2011, the primary investing activities consisted of expenditures of $68.1 million to purchase investment securities and restricted investments, the receipt of $52.8 million in proceeds from the sale or maturity of investment securities and restricted investments, and $7.6 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of $2.4 million spent on property and equipment additions, expenditures of $131.4 million to purchase investment securities and restricted investments, and the receipt of $61.9 million in proceeds from the sale or maturity of investment securities and restricted investments.

During the three months ended March 31, 2011, cash flows from the Company’s financing activities consisted primarily of proceeds of $301.5 million received from the sale of the Company’s common stock, the expenditure of $272.8 million for the repayment of existing long-term debt, $92.8 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $20.0 million in proceeds received from the exercise of stock options. The financing activity in the prior year period consisted primarily of the receipt of $200.0 million in proceeds from the issuance of debt, the expenditure of $262.0 million for the repayment of existing long-term debt, and $30.4 million of funds received in excess of funds withdrawn from CMS for the benefit of members.
Cash and Cash Equivalents
At March 31, 2011, the Company’s cash and cash equivalents were $300.7 million, $172.3 million of which was held in unregulated subsidiaries (which unregulated amounts include approximately $38.1 million in proceeds from the previously discussed offering of the Company’s common stock). Substantially all of the Company’s liquidity is in the form of cash and cash equivalents, a portion of which ($128.4 million at March 31, 2011) is held by the Company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). The Company also invests in securities ($565.1 million at March 31, 2011), primarily corporate, asset-backed and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the Company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the Company’s ability to meet its liquidity needs. To date, the Company has not experienced any material issuer defaults on its investment securities.
Statutory Capital Requirements
The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At March 31, 2011, the statutory minimum net worth requirements and actual statutory net worth were as follows (in thousands):

	Statutory Net Worth
Regulated Insurance Subsidiary	Minimum		Actual
Alabama HMO	$1,112		$68,917
Bravo Health Insurance (DE)	11,327	(1)	34,071
Bravo Health Mid-Atlantic HMO (MD)	16,754	(1)	16,993
Bravo Health Pennsylvania HMO	51,956	(1)	85,780
Bravo Health Texas HMO	14,984	(1)	32,284
Florida HMO	12,063		29,519
HealthSpring Accident and Health (TX)	68,118	(1)	146,332
Tennessee HMO	17,198		91,393

(1)	Minimum statutory net worth calculated at 200% of authorized control level.
Each of these subsidiaries was in compliance with applicable statutory requirements as of March 31, 2011. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members.
The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements.

Indebtedness
Indebtedness at March 31, 2011 and December 31, 2010 consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Debt outstanding under credit agreements	$354,124	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$316,774	$565,649

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
Bravo Health Acquisition Indebtedness
In connection with the acquisition of Bravo Health, the Company and its existing lenders and certain additional lenders amended and restated the Prior Credit Agreement in the form of the Amended and Restated Credit Agreement (“Restated Credit Agreement”) on November 30, 2010 to provide for, among other things, the acquisition financing. As amended, the Restated Credit Agreement provides for the following:
•	$355.0 million in term loan A indebtedness maturing in February 2015 consisting of:
•	$175.0 million of term loan A indebtedness as “Existing Term Loan A” ($166.3 million of which was outstanding prior to the Bravo Health acquisition);
•	$180.0 million of new term loan A indebtedness as “New Term Loan A” (funded at the closing of the acquisition);
•	$175.0 million revolving credit facility maturing in February 2014 (the “Revolving Credit Facility,” $100.0 million of which was drawn at the closing); and
•	$200.0 million of new term loan B indebtedness maturing in November 2016 (“New Term Loan B” which was funded at the closing).
The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”

Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities at March 31, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.500% per annum, which may be reduced to 0.375% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is 0.75 to 1.0 or less, on the daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of March 31, 2011.
Under the Restated Credit Agreement, Existing Term Loan A and New Term Loan A are payable in quarterly principal installments. Prior to June 30, 2013, each quarterly principal installment payable in respect of each of Existing Term Loan A and New Term Loan A will be in an amount equal to 2.5% of the aggregate initial principal amount of Existing Term Loan A or New Term Loan A, as the case may be, and for principal installments payable on June 30, 2013 and thereafter, that percentage increases to 3.75%. The entire outstanding principal balance of each of Existing Term Loan A and New Term Loan A is due and payable at maturity on February 11, 2015.
Under the Restated Credit Agreement, New Term Loan B is payable in quarterly principal installments, each in an amount equal to 0.25% of the aggregate initial principal amount (as adjusted for certain prepayments) of New Term Loan B. The entire outstanding principal balance of New Term Loan B is due and payable on November 30, 2016.
The net proceeds from certain asset sales, casualty and condemnation events, and certain incurrences of indebtedness (subject, in the cases of asset sales and casualty and condemnation events, to certain reinvestment rights), a portion of the net proceeds from equity issuances and, under certain circumstances, the Company’s excess cash flow, are required to be used to make prepayments in respect of loans outstanding under the Credit Facilities. During March 2011, the Company used $263.4 million of the net proceeds from the underwritten public offering of its common stock for the repayment of indebtedness.
In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million which were recorded in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were paid in November 2010. These amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011 the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the quarter ended March 31, 2011. The unamortized balance of such costs at March 31, 2011 totaled $22.0 million and is included in other assets on the accompanying consolidated balance sheet.
Off-Balance Sheet Arrangements
At March 31, 2011, we did not have any off-balance sheet arrangement requiring disclosure.
Contractual Obligations
Except for the repayment of $272.8 million of debt and the estimated reduction of approximately $43.5 million of future interest related to such debt, we did not experience any material changes to contractual obligations outside the ordinary course of business during the three months ended March 31, 2011.
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

We believe that the accounting policies discussed below are those that are most important to the presentation of our financial condition and results of operations and that require our management’s most difficult, subjective, and complex judgments. For a more complete discussion of these and other critical accounting policies and estimates of the Company, see our 2010 Form 10-K.
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
The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at March 31, 2011 would cause these estimates to change in the near term and such a change could be material.
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

The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and March 31, 2011 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(9,190)	(3)%	$(6,418)
2	(6,199)	(2)	(4,273)
1	(3,136)	(1)	(2,134)
(1)	3,213	1	2,128

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.
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
In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. There were no required premium deficiency accruals at March 31, 2011 or December 31, 2010.
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
The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the three months ending March 31, 2011 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$15,621
1.0	10,414
0.5	5,207
(0.5)	(5,207)
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
In the event a reporting unit has zero or negative carrying amounts the second step of the test is applied to such reporting unit if it is more likely than not that goodwill impairment exists. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Goodwill currently exists at seven of our reporting units — Alabama, Bravo Health Insurance Company, Florida, Tennessee, Pennsylvania, Texas-Bravo Health, and Texas-HealthSpring.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2011 and December 31, 2010, we had the following assets that may be sensitive to changes in interest rates (in thousands):

	March 31,	December 31,
Asset Class	2011	2010

Investment securities, available for sale	$565,111	$551,207
Restricted investments	27,931	29,136
We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. Investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At March 31, 2011 and December 31, 2010, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.
Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2011, the fair value of our fixed income investments would decrease by approximately $16.3 million. Similarly, a 1% decrease in market interest rates at March 31, 2011 would result in an increase of the fair value of our investments of approximately $15.8 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At March 31, 2011, we had $354.1 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated negative impact on pre-tax earnings and cash flows for the next twelve month period of $274,000. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.

Item 4.	Controls and Procedures.
Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of March 31, 2011, our Disclosure Controls were effective.
There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the caption “Part I — Item 1A. Risk Factors” in the 2010 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2010 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2011, the Company repurchased the following shares of its common stock:

Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Purchased	per Share ($)	or Programs	Programs ($)
01/01/11 – 01/31/11	—	—	—	—
02/01/11 – 02/28/11	37,260	33.37	—	—
03/01/11 – 03/31/11	—	—	—	—

Total	37,260	33.37	—	—

Shares reflected as purchased in the table above are shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.
In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the repurchase program may be suspended at any time at the Company’s discretion. The program is scheduled to expire on June 30, 2011. During the quarter ended March 31, 2011, the Company did not repurchase any shares pursuant to the repurchase program. As of March 31, 2011, the Company had approximately $85.7 million in remaining repurchase authority under the program.

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

HEALTHSPRING, INC.
Date: May 2, 2011	By:	/s/ Karey L. Witty
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002