Form 10-Q
period 2011-06-30
HealthSpring, Inc.
filed 2011-08-05
CIK 1339553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 1, 2011
Common Stock, Par Value $0.01 Per Share	67,900,492 Shares

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$260,977	$191,459
Accounts receivable, net	356,260	168,893
Funds due for the benefit of members	—	83,429
Deferred income taxes	18,757	15,459
Prepaid expenses and other assets	13,510	17,481

Total current assets	649,504	476,721
Investment securities available for sale	572,656	551,207
Property and equipment, net	66,504	60,017
Goodwill	839,001	839,001
Intangible assets, net	345,980	365,884
Restricted investments	28,698	29,136
Risk corridor receivable from CMS	51,174	—
Other assets	54,756	26,637

Total assets	$2,608,273	$2,348,603

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$447,118	$350,217
Accounts payable, accrued expenses and other	68,970	101,915
Book overdraft	—	19,629
Risk corridor payable to CMS	6,570	7,780
Funds held for the benefit of members	30,458	—
Current portion of long-term debt	37,350	61,226

Total current liabilities	590,466	540,767
Deferred income taxes	104,621	104,301
Long-term debt, less current portion	307,436	565,649
Other long-term liabilities	6,951	5,755

Total liabilities	1,009,474	1,216,472

Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 71,995,822 issued and 67,901,158 outstanding at June 30, 2011, and 61,905,457 issued and 57,850,709 outstanding at December 31, 2010	720	619
Additional paid-in capital	904,946	569,024
Retained earnings	751,130	622,988
Accumulated other comprehensive income, net	5,363	1,495
Treasury stock, at cost, 4,094,664 shares at June 30, 2011, and 4,054,748 shares at December 31, 2010	(63,360)	(61,995)

Total stockholders’ equity	1,598,799	1,132,131

Total liabilities and stockholders’ equity	$2,608,273	$2,348,603

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Premium revenue	$1,362,733	$756,342	$2,748,869	$1,505,720
Management and other fees	15,236	10,590	27,665	20,778
Investment income	3,382	1,547	6,706	2,423

Total revenue	1,381,351	768,479	2,783,240	1,528,921

Operating expenses:
Medical expense	1,106,962	604,933	2,277,375	1,217,452
Selling, general and administrative	120,765	66,216	256,950	142,746
Depreciation and amortization	15,854	7,510	30,616	15,297
Interest expense	5,978	2,254	16,254	12,225

Total operating expenses	1,249,559	680,913	2,581,195	1,387,720

Income before income taxes	131,792	87,566	202,045	141,201
Income tax expense	(47,870)	(31,791)	(73,903)	(51,625)

Net income	$83,922	$55,775	$128,142	$89,576

Net income per common share:
Basic	$1.25	$0.98	$2.05	$1.57

Diluted	$1.23	$0.98	$2.01	$1.56

Weighted average common shares outstanding:
Basic	66,993,009	56,917,219	62,420,033	57,069,994

Diluted	68,157,850	57,049,980	63,637,734	57,302,567

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$128,142	$89,576
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,616	15,297
Share-based compensation	4,974	4,777
Amortization of deferred financing cost	4,469	958
Amortization on bond investments	4,724	1,088
Equity in earnings of unconsolidated affiliate	(206)	(228)
Deferred tax benefit	(5,255)	(5,501)
Write-off of deferred financing fees	—	5,079
Increase (decrease) in cash due to:
Accounts receivable	(219,715)	(121,229)
Prepaid expenses and other assets	3,894	(13,850)
Medical claims liability	96,901	14,222
Accounts payable, accrued expenses, and other current liabilities	(33,890)	(7,042)
Risk corridor payable to/receivable from CMS	(52,384)	(25,539)
Other	1,349	1,598

Net cash used in operating activities	(36,381)	(40,794)

Cash flows from investing activities:
Additional consideration paid on acquisition	—	(610)
Purchases of property and equipment	(17,774)	(5,544)
Purchases of investment securities	(91,299)	(327,257)
Maturities of investment securities	45,436	50,075
Sales of investment securities	25,863	51,666
Purchases of restricted investments	(11,572)	(32,522)
Maturities of restricted investments	11,982	28,025
Other	85	87

Net cash used in investing activities	(37,279)	(236,080)

Cash flows from financing activities:
Funds received for the benefit of the members	1,027,785	416,917
Funds withdrawn for the benefit of members	(913,898)	(388,385)
Proceeds from the issuance of common stock, net	301,464	—
Proceeds received on issuance of debt	—	200,000
Payments on long-term debt	(282,089)	(266,347)
Excess tax benefit from stock options exercised	6,660	124
Proceeds from stock options exercised	22,926	477
Change in book overdraft	(19,629)	—
Purchase of treasury stock	—	(14,304)
Payment of debt issue costs	(41)	(7,334)

Net cash provided by (used in) financing activities	143,178	(58,852)

Net increase (decrease) in cash and cash equivalents	69,518	(335,726)
Cash and cash equivalents at beginning of period	191,459	439,423

Cash and cash equivalents at end of period	$260,977	$103,697

Supplemental disclosures:
Cash paid for interest	$13,085	$6,050
Cash paid for taxes	$86,905	$55,628

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Basis of Presentation

HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005 in connection with a recapitalization transaction accounted for as a purchase. The Company is a managed care organization whose primary focus is on Medicare, the federal government sponsored health insurance program primarily for persons aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia and also offers both national and regional stand-alone Medicare Part D prescription drug plans (“PDPs”). The Company also provides management services to physician practices.

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

The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2011 and the Company’s results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010.

The results of operations for the 2011 interim periods are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

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

The accompanying unaudited condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) of which the Company is the primary beneficiary. As of November 30, 2010, in connection with the acquisition of Bravo Health, Inc. (“Bravo Health”), the Company holds interest in certain physician practices that are considered VIEs because the physician practices may not have sufficient capital to finance their activities separate from the revenue received from the Company. The Company is deemed to be the primary beneficiary and, under the VIE accounting rules, is deemed to “control” the physician entities, which have been

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consolidated. Revenues and net loss from VIEs were $4.3 million and $128,000, respectively, for the three months ended June 30, 2011 and $8.5 million and $362,000, respectively, for the six months ended June 30, 2011. Total assets of VIEs were $3.3 million as of June 30, 2011. The Company held no variable interests requiring consolidation prior to November 30, 2010.

The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At June 30, 2011, $690.8 million of the Company’s $862.3 million of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s regulated insurance subsidiaries and subject to these restrictions.

(2) Recently Adopted Accounting Pronouncements

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, effective January 1, 2011, the Company adopted FASB’s updated guidance requiring a reporting entity to disclose separately Level 3 information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The updated guidance also requires an entity to should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance for fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.

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

(3) Acquisition of Bravo Health, Inc.

On November 30, 2010, the Company acquired all the of the outstanding stock of Bravo Health, Inc., an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. The Company acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing positive or negative adjustment (not to exceed $10.0 million). The estimated fair value of the contingent consideration resulting from such post-closing adjustment was $10.0 million as of December 31, 2010. As a result of finalizing the post-closing adjustment for $7.0 million, the Company recorded income of $3.0 million during the three months ended June 30, 2011. Such amount is included in management and other fee revenue on the Company’s condensed consolidated statements of income. The Company expects the final post-closing adjustment of $7.0 million to be paid to sellers during the three months ended September 30, 2011.

The Company’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand. The Company’s new credit facility is described in Note 14— “Debt”. The results of operations for Bravo Health are included in the Company’s consolidated financial statements beginning December 1, 2010.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Unaudited Pro Forma Information

The following summary of unaudited pro forma financial information presents revenue, net income and per share data of the Company, as if the acquisition of Bravo Health had occurred at the beginning of the period presented:

(dollars in thousands, except per share data)	Three Months ended June 30, 2010	Six Months ended June 30, 2010

Revenue	$1,192,518	$2,363,273
Net income available to common stockholders	63,259	95,069
Pro forma earnings per share:
Basic	$1.11	$1.67
Diluted	$1.11	$1.66

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

(4) Accounts Receivable

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Medicare premium receivables	$180,350	$59,030
Rebates	140,383	90,148
Due from providers	35,414	19,126
Other	9,736	5,106

	365,883	173,410
Allowance for doubtful accounts	(9,623)	(4,517)

	$356,260	$168,893

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Medicare premium receivables at June 30, 2011 and December 31, 2010 include $171.5 million and $52.2 million, respectively, of receivables from CMS related to the accrual of retroactive risk adjustment payments. Such balance at June 30, 2011 will be collected from CMS in the 2011 third quarter. Additionally, as of June 30, 2011 $32.3 million of receivables from CMS related to the accrual of retroactive risk adjustment payments is classified as non-current and included in other assets on the Company’s condensed consolidated balance sheet. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.

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

Available for sale securities at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Government obligations	$32,772	319	—	33,091
Agency obligations	19,972	106	(40)	20,038
Corporate debt securities	201,482	3,187	(144)	204,525
Mortgage-backed securities (Residential)	178,039	2,651	(489)	180,201
Mortgage-backed securities (Commercial)	1,513	—	(4)	1,509
Other structured securities	14,023	395	—	14,418
Municipal bonds	116,448	2,430	(4)	118,874

	$564,249	9,088	(681)	572,656

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Government obligations	$28,228	123	(53)	28,298
Agency obligations	33,712	77	(251)	33,538
Corporate debt securities	196,109	1,726	(741)	197,094
Mortgage-backed securities (Residential)	154,612	1,243	(653)	155,202
Mortgage-backed securities (Commercial)	6,374	76	(150)	6,300
Other structured securities	14,138	228	(38)	14,328
Municipal bonds	115,758	1,158	(469)	116,447

	$548,931	4,631	(2,355)	551,207

Realized gains or losses related to investment securities for the three and six months ended June 30, 2011 and 2010 were immaterial.

Maturities of investments at June 30, 2011 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$37,631	37,826
Due after one year through five years	301,314	306,196
Due after five years through ten years	30,890	31,664
Due after ten years	839	842
Mortgage and asset-backed securities	193,575	196,128

	$564,249	572,656

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, were as follows (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Agency obligations	$(40)	2,987	—	—	(40)	2,987
Corporate debt securities	(144)	29,643	—	—	(144)	29,643
Mortgage-backed securities (Residential)	(489)	47,155	—	—	(489)	47,155
Mortgage-backed securities (Commercial)	(4)	1,355	—	—	(4)	1,355
Municipal bonds	(4)	1,371	—	—	(4)	1,371

	$(681)	82,511	—	—	(681)	82,511

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010, were as follows (in thousands):

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

Government obligations	$(53)	12,924	—	—	(53)	12,924
Agency obligations	(251)	25,930	—	—	(251)	25,930
Corporate debt securities	(741)	91,908	—	—	(741)	91,908
Mortgage-backed securities (Residential)	(653)	78,537	—	—	(653)	78,537
Mortgage-backed securities (Commercial)	(150)	5,840	—	—	(150)	5,840
Other structured securities	(38)	1,922	—	—	(38)	1,922
Municipal bonds	(469)	40,746	—	—	(469)	40,746

	$(2,355)	257,807	—	—	(2,355)	257,807

The Company reviews fixed maturities and equity securities with a decline in fair value from cost for impairment based on criteria that include duration and severity of decline; financial viability and outlook of the issuer; and changes in the regulatory, economic, and market environment of the issuer’s industry or geographic region.

All issuers of securities the Company owned in an unrealized loss as of June 30, 2011 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.

(6) Fair Value Measurements

The Company’s 2011 second quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents; accounts receivable; investment securities; restricted investments; accounts payable; medical claims liabilities; funds due (held) from CMS for the benefit of members; and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $342.9 million at June 30, 2011 and consisted solely of non-tradable bank debt. The Company obtains the fair value of its debt from a third party that uses market observations to determine fair value.

Cash and cash equivalents consist of such items as certificates of deposit, money market funds, and certain U.S. Government securities with an original maturity of three months or less. The original cost of these assets approximates fair value due to their short-term maturity. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the related credit agreement. See Note 9 – “Derivatives” and Note 14 – “Debt”. The fair values of investment securities is determined by quoted market prices or pricing models developed using market data provided by a third party vendor.

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

There were no transfers to or from Levels I and II during the six months ended June 30, 2011. The following tables summarize fair value measurements by level at June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2011
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$260,977	$—	$—	$260,977

Investments: available for sale securities:
Government obligations	$25,585	$7,506	$—	$33,091
Agency obligations	—	20,038	—	20,038
Corporate debt securities	1,706	202,819	—	204,525
Mortgage-backed securities (Residential)	—	180,201	—	180,201
Mortgage-backed securities (Commercial)	—	1,509	—	1,509
Other structured securities	—	14,418	—	14,418
Municipal securities	—	118,874	—	118,874

	$27,291	$545,365	$—	$572,656

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$191,459	$—	$—	$191,459

Investments: available for sale securities:
Government obligations	$21,943	$6,355	$—	$28,298
Agency obligations	—	33,538	—	33,538
Corporate debt securities	—	197,094	—	197,094
Mortgage-backed securities (Residential)	—	155,202	—	155,202
Mortgage-backed securities (Commercial)	—	6,300	—	6,300
Collateralized mortgage obligations	—	2,252	—	2,252
Other structured securities	—	12,076	—	12,076
Municipal securities	—	116,447	—	116,447

	$21,943	$529,264	$—	$551,207

(7) Medical Liabilities

The Company’s medical liabilities at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Fee-for-service medical liabilities	$288,034	$258,832
Pharmacy liabilities	80,335	45,785
Provider incentives and other medical payments	69,267	38,065
Other medical liabilities	9,482	7,535

	$447,118	$350,217

(8) Medicare Part D

Total Part D related net assets (excluding medical claims payable) of $75.6 million at December 31, 2010 all relate to the 2010 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at June 30, 2011 were as follows (in thousands):

	Related to the 2010 plan year	Related to the 2011 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$97,240	$(127,698)	$(30,458)

Risk corridor payable to CMS	$(6,570)	$—	$(6,570)

Non-current assets:
Risk corridor receivable from CMS	$—	$51,174	$51,174

Balances associated with Part D related assets and liabilities are expected to be settled in the second half of the year following the year to which they relate. Current year Part D amounts are routinely updated in subsequent periods as a result of retroactivity.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(9) Derivatives

In October 2008, the Company entered into two interest rate swap agreements in a total notional amount of $100.0 million, relating to the floating interest rate component of the term loan agreement under its 2007 credit agreement. In February 2010, the Company terminated its interest rate swap agreements in connection with the termination of the 2007 credit agreement. See Note 14 – “Debt”. The interest rate swap agreements were classified as cash flow hedges.

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

The Company had no derivative financial instruments outstanding at June 30, 2011 or December 31, 2010.

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows (in thousands):

Effective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Ineffective Portion
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized

For the three months ended June 30, 2011:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the three months ended June 30, 2010:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the six months ended June 30, 2011:
Interest rate swaps	$—	Interest Expense	$—	None	$—

For the six months ended June 30, 2010:
Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

(10) Intangible Assets

A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at June 30, 2011 is as follows (in thousands):

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net
Trade names (indefinite-lived)	$39,497	$—	$39,497
Trade names (definite-lived)	3,800	221	3,579
Non-compete agreements	800	800	—
Provider networks	149,378	37,496	111,882
Medicare member networks	243,320	55,115	188,205
Licenses	2,000	116	1,884
Management contract right	1,555	622	933

	$440,350	$94,370	$345,980

Amortization expense on identifiable intangible assets for the three months ended June 30, 2011 and 2010 was approximately $10.0 million and $4.5 million, respectively. Amortization expense on identifiable intangible assets for the six months ended June 30, 2011 and 2010 was approximately $19.9 million and $8.9 million, respectively.

(11) Stockholders’ Equity

March 2011 Equity Offering

On March 29, 2011, the Company completed an underwritten public offering of 8,625,000 shares of its common stock. The shares were resold by the underwriters at a price of $35.95 per share. The net proceeds to the Company from the offering, after offering expenses and underwriting discounts, were $301.5 million. The Company used $263.4 million of the net proceeds for the repayment of indebtedness. See Note 14 – “Debt”.

Stock Repurchase Program

In May 2010, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock through June 30, 2011. The program expired on June 30, 2011. During the six months ended June 30, 2011, the Company did not repurchase any shares pursuant to the repurchase program. As of June 30, 2011, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share.

(12) Share-Based Compensation

Performance–Based Equity Awards

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

Pricing of performance-based awards and the term of such awards are similar to the Company’s other equity awards; however, vesting of the performance grants over a four-year period is contingent upon the achievement of performance targets. Performance targets are set at the date of grant with threshold and maximum levels. A diluted earnings per share target cumulated over a two-year period was used for performance-based awards granted in 2011. The number of awards that ultimately vests, if any, is dependent on the cumulative earnings per share actually attained. The fair values of the performance awards are estimated on the date of the grant using the Black-Scholes method option-pricing model and related valuation assumptions for stock awards. The amount of compensation expense for performance-based stock awards will be recognized by the Company based on the probable achievement

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of the established performance targets, which are assessed each quarter. Based on such assessment, as of June 30, 2011 no compensation expense had been recorded for performance-based awards.

Stock Options

During the six months ended June 30, 2011, the Company granted options to purchase 146,558 shares of common stock pursuant to the 2006 Plan, of which 72,697 were in the form of performance-based option awards. Options to purchase 5,102 shares of common stock either were forfeited or expired during the six months ended June 30, 2011. Options to purchase approximately 1.2 million shares of common stock were exercised during the six months ended June 30, 2011. Options to purchase approximately 2.5 million shares of common stock were unexercised and outstanding at June 30, 2011. Options, including performance-based options, vest and become exercisable generally over a four-year period and expire 10 years from their grant dates.

Restricted Stock

During the six months ended June 30, 2011, the Company granted 252,558 shares of restricted stock to employees pursuant to the 2006 Plan, of which 30,142 shares were in the form of performance-based restricted stock awards, the vesting provisions for which are discussed above. The restrictions on restricted stock awards, including performance-based awards, generally lapse over a four-year period. Additionally, 21,437 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at June 30, 2011 totaled 823,857 shares.

During the six months ended June 30, 2011, the Company awarded 20,716 shares of restricted stock to certain of its directors pursuant to the 2006 Plan, all of which were outstanding at June 30, 2011. The restrictions relating to the restricted stock awarded to non-employee directors in 2011 generally lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, shares will be forfeited unless resignation or failure to attend is caused by death or disability.

(13) Net Income Per Common Share

The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$83,922	$55,775	$128,142	$89,576

Denominator:
Weighted average common shares outstanding – basic	66,993,009	56,917,219	62,420,033	57,069,994
Dilutive effect of stock options	863,974	44,949	924,993	88,500
Dilutive effect of unvested restricted shares	300,867	87,812	292,708	144,073

Weighted average common shares outstanding – diluted	68,157,850	57,049,980	63,637,734	57,302,567

Net income per common share:
Basic	$1.25	$0.98	$2.05	$1.57

Diluted	$1.23	$0.98	$2.01	$1.56

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Restricted stock awards and options to purchase common stock with respect to 2.1 million shares and 4.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively. Restricted stock awards and options to purchase common stock with respect to 2.1 million shares and 4.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively.

(14) Debt

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit agreement	$344,786	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$307,436	$565,649

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

Bravo Health Acquisition Indebtedness

In connection with the acquisition of Bravo Health, the Company and its existing lenders and certain additional lenders amended and restated the Prior Credit Agreement in the form of the Amended and Restated Credit Agreement (“Restated Credit Agreement”) on November 30, 2010 to provide for, among other things, the acquisition financing. As amended, the Restated Credit Agreement provides for the following:

•	$355.0 million in term loan A indebtedness maturing in February 2015 comprised of:

•	$175.0 million of term loan A indebtedness as “Existing Term Loan A” ($166.3 million of which was outstanding prior to the acquisition); and

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•	$180.0 million of new term loan A indebtedness as “New Term Loan A” (funded at the closing of the acquisition);

•	$175.0 million revolving credit facility maturing in February 2014 (the “Revolving Credit Facility”, $100.0 million of which was drawn at the closing); and

•	$200.0 million of new term loan B indebtedness maturing in November 2016 (“New Term Loan B” which was funded at the closing).

The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”

Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 325 basis points for LIBOR borrowings under the other Credit Facilities at June 30, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.375% per annum on the daily unused portions of the Revolving Credit Facility. The effective interest rate on borrowings under the Credit Facilities was 4.4% as of June 30, 2011. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The $175.0 million Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of June 30, 2011.

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

In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million, which were capitalized in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were capitalized in November 2010. These capitalized cost amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011, the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the six months ended June 30, 2011. The unamortized balance of such deferred financing costs at June 30, 2011 totaled $20.4 million and is included in other assets on the accompanying consolidated balance sheet.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(15) Comprehensive Income

The following table presents details supporting the determination of comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$83,922	$55,775	$128,142	$89,576
Net unrealized gain on available for sale investment securities, net of tax	3,966	2,223	3,868	1,992
Net gain on interest rate swaps, net of tax	—	—	—	23
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	—	—	—	1,253

Comprehensive income, net of tax	$87,888	$57,998	$132,010	$92,844

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives that were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 9, — “Derivatives”.

(16) Segment Information

The Company reports its business in four segments: Medicare Advantage, stand-alone PDP, other, and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP (“PDP”) consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Company’s “other” segment is insignificant and includes the Company’s Medicaid and commercial insurance lines of business. The Company commenced its Medicaid operations in 2011 while its commercial insurance operations have been insignificant since 2008. The Corporate segment consists of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by the Company’s chief executive officer in making operating decisions.

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

Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	MA-PD	PDP	Other	Corporate	Total
Three months ended June 30, 2011
Revenue	$1,136,651	$243,453	$1,232	$15	$1,381,351
EBITDA	157,363	10,466	(2,614)	(11,591)	153,624
Depreciation and amortization expense	12,983	674	—	2,197	15,854

Three months ended June 30, 2010
Revenue	$652,898	$115,395	$176	$10	$768,479
EBITDA	99,662	4,162	(291)	(6,203)	97,330
Depreciation and amortization expense	6,238	—	—	1,272	7,510

Six months ended June 30, 2011
Revenue	$2,253,178	$528,459	$1,574	$29	$2,783,240
EBITDA	281,163	(7,013)	(4,990)	(20,245)	248,915
Depreciation and amortization expense	25,521	1,353	—	3,742	30,616

Six months ended June 30, 2010
Revenue	$1,283,302	$244,871	$722	$26	$1,528,921
EBITDA	181,831	(601)	(9)	(12,498)	168,723
Depreciation and amortization expense	12,430	31	—	2,836	15,297

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

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA	$153,624	$97,330	$248,915	$168,723
Income tax expense	(47,870)	(31,791)	(73,903)	(51,625)
Interest expense	(5,978)	(2,254)	(16,254)	(12,225)
Depreciation and amortization	(15,854)	(7,510)	(30,616)	(15,297)

Net Income	$83,922	$55,775	$128,142	$89,576

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

Overview

General

HealthSpring, Inc. (the “Company” or “HealthSpring”) is one of the country’s largest operators of coordinated care plans whose primary focus is Medicare, the federal government-sponsored health insurance program primarily for persons aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. On November 30, 2010, HealthSpring acquired Bravo Health, Inc. (“Bravo Health”), an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. We currently operate Medicare Advantage plans in Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia. We also offer national and regional stand-alone Medicare Part D prescription drug plans. The Company also provides management services to physician practices. We sometimes refer to our Medicare Advantage plans, including plans providing prescription drug benefits, or “MA-PD,” collectively as “Medicare Advantage” plans and our stand-alone prescription drug plans as our “PDPs.” For purposes of additional analysis, the Company provides membership and certain financial information, including premium revenue and medical expense, for our Medicare Advantage (including MA-PD) plans and PDPs.

We report our business in four segments: Medicare Advantage; PDP; other; and Corporate. The following discussion of our results of operations includes a discussion of revenue and certain expenses by reportable segment. See “— Segment Information” below for additional information related thereto.

Recently Issued Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which amends Topic 200, Comprehensive Income, to facilitate the convergence of US GAAP with International Financial Reporting Standards (“IFRS”). ASU No. 2011-05 amendments (1) eliminate the option to present components of ‘other comprehensive income’ (“OCI”) in the statement of changes in shareholders’ equity, and (2) permit presentation of total comprehensive income and components of net income in a single statement of comprehensive income, or in two separate, consecutive statements. The amendments do not change current treatment of items in OCI, transfer of items from OCI, or reporting items in OCI net of the related tax impact. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, and December 15, 2012, for public entities and nonpublic entities, respectively. Early adoption is permitted since compliance with the amendments is already permitted. The adoption of this update is not expected to have a material impact on the company’s financial statements.

On May 12, 2011, the FASB and the International Accounting Standards Board (“IASB”) issued guidance on fair value measurement and disclosure requirements outlined in IFRS 13, Fair Value Measurement, and ASU No. 2011-04, Fair Value Measurement (Topic 820)–Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments do not require additional fair value measurements; they explain how to measure fair value, revise wording to ensure that ‘fair value’ has the same meaning in U.S. GAAP and IFRS, and harmonize disclosure requirements. In addition, ASU No. 2011-04 expands disclosure requirements in FASB ASC Topic 820, particularly for Level 3 inputs. ASU No. 2011-04 supersedes most of the guidance in FASB ASC Topic 820. The amendments in ASU No. 2011-04 must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this update is not expected to have a material impact on the company’s financial statements.

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

Results of Operations

The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended June 30,
	2011		2010
Revenue:
Premium revenue	$1,362,733	98.6%	$756,342	98.4%
Management and other fees	15,236	1.1	10,590	1.4
Investment income	3,382	0.3	1,547	0.2

Total revenue	1,381,351	100.0%	768,479	100.0%

Operating expenses:
Medical expense	1,106,962	80.2	604,933	78.7
Selling, general and administrative	120,765	8.7	66,216	8.6
Depreciation and amortization	15,854	1.2	7,510	1.0
Interest expense	5,978	0.4	2,254	0.3

Total operating expenses	1,249,559	90.5	680,913	88.6

Income before income taxes	131,792	9.5	87,566	11.4
Income tax expense	(47,870)	(3.4)	(31,791)	(4.1)

Net income	$83,922	6.1%	$55,775	7.3%

	Six Months Ended June 30,
	2011		2010
Revenue:
Premium revenue	$2,748,869	98.8%	$1,505,720	98.4%
Management and other fees	27,665	1.0	20,778	1.4
Investment income	6,706	0.2	2,423	0.2

Total revenue	2,783,240	100.0%	1,528,921	100.0%

Operating expenses:
Medical expense	2,277,375	81.8	1,217,452	79.6
Selling, general and administrative	256,950	9.2	142,746	9.3
Depreciation and amortization	30,616	1.1	15,297	1.0
Interest expense	16,254	0.6	12,225	0.9

Total operating expenses	2,581,195	92.7	1,387,720	90.8

Income before income taxes	202,045	7.3	141,201	9.2
Income tax expense	(73,903)	(2.7)	(51,625)	(3.3)

Net income	$128,142	4.6%	$89,576	5.9%

Membership

Our primary source of revenue is monthly premium payments we receive based on membership enrolled in one of our Medicare health plans. The following table summarizes our membership as of the dates specified:

	June 30,	December 31,	June 30,
	2011	2010	2010
Medicare Advantage Membership
Alabama	32,740	30,148	30,724
Florida	38,451	37,022	35,975
Pennsylvania	69,325	63,044	N/A
Tennessee	71,474	65,533	64,791
Texas	81,504	71,105	48,070
Other	42,954	37,752	17,876

Total	336,448	304,604	197,436

Medicare PDP Membership	835,246	724,394	394,599

Medicare Advantage. Our Medicare Advantage membership increased by 70.4% to 336,448 members at June 30, 2011 as compared to 197,436 members at June 30, 2010. Our Medicare Advantage net membership gain of 139,012 members since June 30, 2010 reflects the inclusion of Bravo Health members, focused sales and marketing efforts during the enrollment period, and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits.

PDP. PDP membership increased by 111.7% to 835,246 members at June 30, 2011 as compared to 394,599 at June 30, 2010, primarily as a result of the inclusion of Bravo Health’s PDP and the auto-assignment of new members at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We continue to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDPs during lock-in and expect incremental growth for the balance of the year.

Medicaid. On May 1, 2011 the Company began serving STAR+PLUS members under the Texas Medicaid STAR+PLUS program which provides health care coverage to seniors and other persons with disabilities in the six-county service area in and around Fort Worth, Texas. We had 1,350 Medicaid STAR+PLUS members at June 30, 2011.

Comparison of the Three-Month Period Ended June 30, 2011 to the Three-Month Period Ended June 30, 2010

Revenue

Total revenue was $1.4 billion in the three-month period ended June 30, 2011 as compared with $768.5 million for the same period in 2010, representing an increase of $612.9 million, or 79.8%. The components of revenue were as follows:

Premium Revenue: Total premium revenue for the three months ended June 30, 2011 was $1.4 billion as compared with $756.3 million in the same period in 2010, representing an increase of $606.4 million, or 80.2%. The components of premium revenue and the primary reasons for changes were as follows:

Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1.1 billion for the three months ended June 30, 2011 as compared to $640.8 million in the second quarter of 2010, representing an increase of $477.3 million, or 74.5%. The increase in Medicare Advantage premiums in 2011 was primarily attributable to the inclusion of Bravo Health membership for the 2011 second quarter and to an 8.5% increase in membership in the HealthSpring health plans compared to the 2010 second quarter. Premiums per member per month (“PMPM”) for the 2011 second quarter averaged $1,113, which reflects an increase of 2.8% as compared to the 2010 second quarter. The increase in PMPM premiums in the current quarter was primarily the result of including PMPM premiums in the Bravo Health Pennsylvania and Mid-Atlantic markets and increased risk adjustment payments.

PDP: PDP premiums (after risk corridor adjustments) were $243.4 million in the three months ended June 30, 2011 compared to $115.4 million in the same period of 2010, an increase of $128.0 million, or 111.0%. The increase in premiums for the 2011 second quarter was primarily the result of the inclusion of Bravo Health Part D membership and premium revenue for the 2011 second quarter. Our average PMPM premiums (after risk corridor adjustments) were $97 in the 2011 second quarter, compared with $98 in the 2010 second quarter.

Management and other Fee Income: Management and other fee income was $15.2 million in the three months ended June 30, 2011 compared to $10.6 million in the same period of 2010, an increase of $4.6 million or 43.9%. The increase for the 2011 second quarter included a $3.0 million gain recorded to reflect the settlement of a contingent purchase price liability to the former Bravo Health shareholders that was lower than previously estimated.

Investment Income: Investment income in the 2011 second quarter increased $1.8 million compared with the 2010 second quarter as a result of increases in invested balances, including the invested assets of Bravo Health.

Medical Expense

Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended June 30, 2011 increased $388.2 million, or 77.7%, to $887.4 million from $499.2 million for the comparable period of 2010, which was primarily attributable to membership increases in the 2011 period. For the three months ended June 30, 2011, the Medicare Advantage MLR was 79.4% as compared to 77.9% for the same period of 2010. The increase in the 2011 second quarter MLR was primarily the result of the inclusion of Bravo Health, which has historically experienced higher MLRs than the Company’s other health plans, and as a result of increases in 2011 member benefits. The increase in MLR was partially offset by lower MLRs in certain of the Company’s other health plans resulting from favorable inpatient utilization in the 2011 second quarter. Our Medicare Advantage medical expense calculated on a PMPM basis was $883 for the three months ended June 30, 2011, compared with $843 for the comparable 2010 quarter.

PDP. PDP medical expense for the three months ended June 30, 2011 increased $112.3 million to $217.5 million, compared to $105.2 million in the same period last year, which was primarily attributable to membership increases in the 2011 period as compared to the 2010 period. PDP MLR for the 2011 second quarter was 89.3%, compared to 91.2% in the 2010 first quarter. The MLR improvement in the 2011 second quarter was primarily the result of the inclusion of $6.1 million of 2010 rebates for Bravo Health, which were higher than previously estimated, which reduced medical expense in the period.

Selling, General, and Administrative Expense

Selling, general, and administrative, or “SG&A,” expense for the three months ended June 30, 2011 was $120.8 million as compared with $66.2 million for the same prior year period, an increase of $54.6 million, or 82.4%. The increase in the 2011 second quarter as compared to the prior year period was primarily the result of the inclusion of Bravo Health for the 2011 second quarter. As a percentage of revenue, SG&A expense increased approximately 10 basis points to 8.7% for the three months ended June 30, 2011 compared to the prior year period.

The Company now expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.

Depreciation and Amortization Expense

Depreciation and amortization expense in the 2011 second quarter increased $8.3 million to $15.9 million as compared to the 2010 second quarter, the majority of which increase relates to the amortization of identifiable intangible assets acquired in the Bravo Health transaction.

Interest Expense

Interest expense was $6.0 million in the 2011 second quarter, compared with $2.3 million in the 2010 second quarter. Interest expense increased $3.7 million in the 2011 second quarter, reflecting higher average debt amounts outstanding related to borrowings made to finance the Bravo Health acquisition.

The weighted average interest rate incurred on our borrowings during the three months ended June 30, 2011 and 2010 was 6.7% and 5.1%, respectively (4.6% and 3.4%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

Income Tax Expense

For the three months ended June 30, 2011, income tax expense was $47.9 million, reflecting an effective tax rate of 36.3%, as compared to $31.8 million, reflecting an effective tax rate of 36.3%, for the same period of 2010. The rate in the 2011 second quarter was lower than expected as a result of a greater concentration of the Company’s profitability in its subsidiaries, which are taxed at lower state tax rates, and the gain related to the settlement of the Bravo Health purchase price liability not being subject to income taxes.

Comparison of the Six-Month Period Ended June 30, 2011 to the Six-Month Period Ended June 30, 2010

Revenue

Total revenue was $2.8 billion in the six-month period ended June 30, 2011 as compared with $1.5 billion for the same period in 2010, representing an increase of $1.3 billion, or 82.0%. The components of revenue were as follows:

Premium Revenue: Total premium revenue for the six months ended June 30, 2011 was $2.7 billion as compared with $1.5 billion in the same period in 2010, representing an increase of $1.2 billion, or 82.6%. The components of premium revenue and the primary reasons for changes were as follows:

Medicare Advantage: Medicare Advantage (including MA-PD) premiums increased $1.0 billion, or 76.1%, to $2.2 billion for the six months ended June 30, 2011 as compared to the same period of 2010. The increase in Medicare Advantage premiums in 2011 was primarily attributable to increases in membership, including the additional Bravo Health membership. PMPM premiums for the current six month period averaged $1,112, which reflects an increase of 3.7% as compared to the 2010 period. The PMPM premium increase in the current period was primarily the result of including PMPM premiums in the Bravo Health Pennsylvania and Mid-Atlantic markets and increased risk adjustment payments.

PDP: PDP premiums (after risk corridor adjustments) were $528.4 million in the six months ended June 30, 2011 compared to $244.9 million in the same period of 2010, an increase of $283.5 million, or 115.8%. The increase in premiums for the current six month period was primarily the result of Bravo Health Part D membership and premiums for the 2011 period. Our average PMPM premiums (after risk corridor adjustments) were $106 in the current six month period, as compared to $105 during the 2010 comparable period.

Medical Expense

Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the six months ended June 30, 2011 increased $789.6 million, or 80.3%, to $1.8 billion from $983.9 million for the comparable period of 2010, which was primarily attributable to membership increases in the 2011 period as compared to the 2010 period. For the six months ended June 30, 2011, the Medicare Advantage MLR was 79.9% versus 78.1% for the same period of 2010. The increase in the MLR in the current period was primarily attributable to the inclusion of Bravo Health, which has historically experienced higher MLRs than the Company’s other health plans, and as a result of increases in 2011 member benefits. The increase in MLR was partially offset by lower MLRs in certain of the Company’s other health plans resulting from favorable inpatient utilization in the 2011 period. Our Medicare Advantage medical expense calculated on a PMPM basis was $889 for the six months ended June 30, 2011, compared with $837 for the comparable 2010 period.

PDP. PDP medical expense for the six months ended June 30, 2011 increased $268.5 million to $501.4 million, compared to $232.9 million in the same period last year. PDP MLR for the 2011 six month period was 94.9%, compared to 95.1% in the same period in 2010. The decrease in PDP MLR for the current period was primarily the result of the inclusion of $6.1 million of Bravo Health rebates relating to 2010, which were higher than previously estimated, which reduced medical expense in the period.

Selling, General, and Administrative Expense

SG&A expense for the six months ended June 30, 2011 was $257.0 million as compared with $142.7 million for the same prior year period, an increase of $114.2 million, or 80.0%. The increase in the 2011 period as compared to the prior year period was primarily the result of the inclusion of Bravo Health. As a percentage of revenue, SG&A expense decreased approximately 10 basis points for the six months ended June 30, 2011 to 9.2% as compared to 9.3% for the prior year period.

Depreciation and Amortization Expense

Depreciation and amortization expense in the 2011 six month period increased $15.3 million to $30.6 million as compared to the same period in 2010, the majority of which increase relates to the amortization of identifiable intangible assets acquired in the Bravo Health transaction.

Interest Expense

Interest expense was $16.3 million in the 2011 six month period, compared with $12.2 million in the 2010 same period. Interest expense in the 2010 period included debt extinguishment costs of $7.1 million resulting from the Company’s entering into a new credit facility in the 2010 first quarter. Additionally, interest expense for the 2011 period includes $1.1 million of amortized deferred financing fees, the expensing of which was accelerated in the 2011 first quarter as a result of the early repayment of debt. Net of the 2010 extinguishment costs and the 2011 accelerated amortization expense amounts, interest expense increased $10.0 million in the 2011 period, reflecting higher average debt amounts outstanding related to borrowings made to finance the Bravo Health acquisition.

The weighted average interest rate incurred on our borrowings during the six month periods ended June 30, 2011 and 2010 were 6.6% and 5.3%, respectively (4.6% and 3.7%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

Income Tax Expense

For the six months ended June 30, 2011, income tax expense was $73.9 million, reflecting an effective tax rate of 36.6%, versus $51.6 million, reflecting an effective tax rate of 36.6%, for the same period of 2010.

Segment Information

We report our business in four segments: Medicare Advantage; stand-alone PDP; other; and Corporate. Medicare Advantage (“MA-PD”) consists of Medicare-eligible beneficiaries receiving healthcare benefits, including prescription drugs, through a coordinated care plan qualifying under Part C and Part D of the Medicare Program. Stand-alone PDP consists of Medicare-eligible beneficiaries receiving prescription drug benefits on a stand-alone basis in accordance with Medicare Part D. The Company’s “other” segment is insignificant and includes the Company’s Medicaid and commercial insurance lines of business. The Company commenced its Medicaid operations in 2011 while its commercial insurance operations have been insignificant since 2008. The Corporate segment consists of corporate expenses not allocated to the other reportable segments. These segment groupings are also consistent with information used by our chief executive officer in making operating decisions.

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

Revenue includes premium revenue, management and other fee income, and investment income.

Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.

Financial data by reportable segment for the three and six months ended June 30 is as follows (in thousands):

	MA-PD	PDP	Other	Corporate	Total
Three months ended June 30, 2011
Revenue	$1,136,651	$243,453	$1,232	$15	$1,381,351
EBITDA	157,363	10,466	(2,614)	(11,591)	153,624
Depreciation and amortization expense	12,983	674	—	2,197	15,854

Three months ended June 30, 2010
Revenue	$652,898	$115,395	$176	$10	$768,479
EBITDA	99,662	4,162	(291)	(6,203)	97,330
Depreciation and amortization expense	6,238	—	—	1,272	7,510

Six months ended June 30, 2011
Revenue	$2,253,178	$528,459	$1,574	$29	$2,783,240
EBITDA	281,163	(7,013)	(4,990)	(20,245)	248,915
Depreciation and amortization expense	25,521	1,353	—	3,742	30,616

Six months ended June 30, 2010
Revenue	$1,283,302	$244,871	$722	$26	$1,528,921
EBITDA	181,831	(601)	(9)	(12,498)	168,723
Depreciation and amortization expense	12,430	31	—	2,836	15,297

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

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
EBITDA	$153,624	$97,330	$248,915	$168,723
Income tax expense	(47,870)	(31,791)	(73,903)	(51,625)
Interest expense	(5,978)	(2,254)	(16,254)	(12,225)
Depreciation and amortization	(15,854)	(7,510)	(30,616)	(15,297)

Net Income	$83,922	$55,775	$128,142	$89,576

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

The reported changes in cash and cash equivalents for the six month period ended June 30, 2011, compared to the same period of 2010, were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(36,381)	$(40,794)
Net cash used in investing activities	(37,279)	(236,080)
Net cash provided by (used in) financing activities	143,178	(58,852)

Net increase (decrease) in cash and cash equivalents	$69,518	$(335,726)

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

Cash Flows from Operating Activities

We used cash in operating activities of $36.4 million during the six months ended June 30, 2011, compared to using cash of $40.8 million during the six months ended June 30, 2010. The favorable variance in cash flow from operations for the 2011 period was primarily the result of increases in net income and non-cash expenses included in net income, such as depreciation and amortization. Cash flows from operations typically lag net income for the first half of the year as a result of the timing and amount of the expected risk adjustment payment from CMS.

Cash Flows from Investing and Financing Activities

For the six months ended June 30, 2011, the primary investing activities consisted of expenditures of $102.9 million to purchase investment securities and restricted investments, the receipt of $83.3 million in proceeds from the sale or maturity of investment securities and restricted investments, and $17.8 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of expenditures of $359.8 million to purchase investment securities and restricted investments, the receipt of $129.8 million in proceeds from the sale or maturity of investment securities and restricted investments, and $5.5 million spent on property and equipment additions.

During the six months ended June 30, 2011, cash flows from the Company’s financing activities consisted primarily of proceeds of $301.5 million received from the sale of the Company’s common stock, the expenditure of $282.1 million for the repayment of existing long-term debt, $113.9 million of funds received in excess of funds withdrawn from CMS for the benefit of members, and $22.9 million in proceeds received from the exercise of employee stock options. The financing activity in the prior year period consisted primarily of the expenditure of $266.3 million for the repayment of existing long-term debt, the receipt of $200.0 million in proceeds from the issuance of debt, and $28.5 million of funds received in excess of funds withdrawn from CMS for the benefit of members.

Cash and Cash Equivalents

At June 30, 2011, the Company’s cash and cash equivalents were $261.0 million, $171.5 million of which was held in unregulated subsidiaries (including approximately $38.1 million in proceeds from the previously discussed offering of the Company’s common stock). Substantially all of the Company’s liquidity is in the form of cash and cash equivalents, a portion of which ($89.5 million at June 30, 2011) is held by the Company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements).

The Company invests in securities ($572.7 million at June 30, 2011), primarily corporate, asset-backed and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the Company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the Company’s ability to meet its liquidity needs. To date, the Company has not experienced any material issuer defaults on its investment securities.

Statutory Capital Requirements

The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At June 30, 2011, the statutory minimum net worth requirements and actual statutory net worth were as follows (in thousands):

Regulated Insurance Subsidiary	Statutory Net Worth
	Minimum		Actual
Alabama HMO	$1,112		$64,977
Bravo Health Insurance (DE)	11,327	(1)	59,853
Bravo Health Mid-Atlantic HMO (MD)	16,754	(1)	16,800
Bravo Health Pennsylvania HMO	51,956	(1)	88,513
Bravo Health Texas HMO	14,985	(1)	38,946
Florida HMO	12,257		33,618
HealthSpring Accident and Health (TX)	68,118	(1)	156,165
Tennessee HMO	17,198		105,958

(1)	Minimum statutory net worth calculated at 200% of authorized control level.

Each of these subsidiaries was in compliance with applicable statutory requirements as of June 30, 2011. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members.

The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements.

Indebtedness

Indebtedness at June 30, 2011 and December 31, 2010 consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Debt outstanding under credit agreements	$344,786	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$307,436	$565,649

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

In connection with entering into the Prior Credit Agreement, the Company wrote-off unamortized deferred financing costs of approximately $5.1 million incurred in connection with the 2007 credit agreement. The Company also terminated its interest rate swap agreements, which resulted in a payment of approximately $2.0 million to the swap counterparties. Such amounts are classified as interest expense and are reflected in the financial results of the Company for the quarter ended June 30, 2010.

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

The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”

Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities at June 30, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.375% per annum, which may increase to 0.500% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is greater than 0.75 to 1.00, on the daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of June 30, 2011.

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

In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million which were recorded in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were paid in November 2010. These amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011, the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the six months ended June 30, 2011. The unamortized balance of such costs at June 30, 2011 totaled $20.4 million and is included in other assets on the accompanying consolidated balance sheet.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangement requiring disclosure.

Contractual Obligations

During the six months ended June 30, 2011, the Company repaid debt in the amount of $282.1 million and reduced approximately $43.5 million of future interest related to such debt. Additionally, in July 2011, the Company entered into a new lease agreement for approximately 75,000 square feet of office space in Nashville, Tennessee. The Company expects the lease to commence in the 2012 second quarter. The Company’s Enterprise headquarters will relocate to this new space. The term of the new lease is ten years with average annual rent of $1.3 million.

Except for the aforementioned repayment of debt, reduction of future interest related to such debt, and the entering into of a new lease agreement, we did not experience any material changes to contractual obligations outside the ordinary course of business during the six months ended June 30, 2011.

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

The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at June 30, 2011 would cause these estimates to change in the near term and such a change could be material.

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

The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and June 30, 2011 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
	Increase		Increase
	(Decrease)		(Decrease)
Increase	in Medical	Increase	in Medical
(Decrease)	Claims	(Decrease)	Claims
in Factor	Liability	in Factor	Liability
3%	$(9,606)	(3)%	$(6,600)
2	(6,479)	(2)	(4,394)
1	(3,278)	(1)	(2,194)
(1)	3,358	1	2,188

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.
(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.

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

In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. At June 30, 2011 the Company had recorded total premium deficiency liabilities of $2.2 million for two of its smaller health plans, including its start-up Medicaid health plan. We expect these health plans to continue to require premium deficiency accruals for the near-term. There were no required premium deficiency accruals at December 31, 2010.

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

The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the six months ending June 30, 2011 (dollars in thousands):

Increase
Increase	(Decrease)
(Decrease)	In Settlement
in Estimate	Receivable
1.5%	$32,749
1.0	21,832
0.5	10,916
(0.5)	(10,916)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2011 and December 31, 2010, we had the following assets that may be sensitive to changes in interest rates (in thousands):

Asset Class	June 30, 2011	December 31, 2010
Investment securities, available for sale	$572,656	$551,207
Restricted investments	28,698	29,136

We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. Investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At June 30, 2011 and December 31, 2010, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.

Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2011, the fair value of our fixed income investments would decrease by approximately $16.0 million. Similarly, a 1% decrease in market interest rates at June 30, 2011 would result in an increase of the fair value of our investments of approximately $14.0 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At June 30, 2011, we had $344.8 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated negative impact on pre-tax earnings and cash flows for the next twelve month period of $262,000. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.

Item 4. Controls and Procedures.

Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of June 30, 2011, our Disclosure Controls were effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should consider carefully the risks and uncertainties previously reported and described under the caption “Part I – Item 1A. Risk Factors” in the 2010 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. The risks previously reported and described in our 2010 Form 10-K are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2011, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
04/01/11 – 04/30/11	—	—	—	—
05/01/11 – 05/31/11	166	43.27	—	—
06/01/11 – 06/30/11	2,490	46.10	—	—

Total	2,656	45.92	—	—

Shares reflected as purchased in the table above are shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.

In May 2010, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $100.0 million of the Company’s common stock. The program expired on June 30, 2011. During the quarter ended June 30, 2011, the Company did not repurchase any shares pursuant to the repurchase program.

Our ability to purchase common stock and to pay cash dividends is limited by our credit agreement. As a holding company, our ability to repurchase common stock and to pay cash dividends is also dependent on the availability of cash dividends from our regulated insurance subsidiaries, which are restricted by the laws of the states in which we operate, as well as limitations under our credit agreement.

Item 3.  Defaults Upon Senior Securities.

Inapplicable.

Item 5. Other Information.

Inapplicable.

Item 6. Exhibits.

See Exhibit Index following signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.

Date: August 5, 2011	By:	/s/ KAREY L. WITTY
Karey L. Witty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from HealthSpring, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Balance Sheets (Parenthetical) at June 30, 2011 and December 31,2010, (iii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.