Form 10-K/A
period 2010-12-31
HealthSpring, Inc.
filed 2011-09-22
CIK 1339553

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
HealthSpring, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011.
We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have modified Part II, Item 9A. “Controls and Procedures” in this Amendment in response to the Comment Letter to include the following disclosures, which were inadvertently omitted from the Original Filing: (i) a statement identifying the framework used by our management to evaluate the effectiveness of our internal control over financial reporting, and (ii) the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2010, including a statement as to whether or not internal control over financial reporting was effective. In addition, we are also including the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.
This Amendment does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to February 25, 2011.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.
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

Item 15.	Exhibits and Financial Statement Schedules

Exhibits	Description
31.1A	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2A	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSPRING, INC.
	By:	/s/ Karey L. Witty
Date: September 22, 2011		Karey L. Witty
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1A	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2A	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002