Form 10-Q
period 2011-09-30
HealthSpring, Inc.
filed 2011-11-02
CIK 1339553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 27, 2011
Common Stock, Par Value $0.01 Per Share	67,912,161 Shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,055,299	$191,459
Accounts receivable, net	205,355	168,893
Funds due for the benefit of members	—	83,429
Deferred income taxes	20,264	15,459
Prepaid expenses and other assets	16,235	17,481

Total current assets	1,297,153	476,721
Investment securities available for sale	569,736	551,207
Property and equipment, net	69,659	60,017
Goodwill	835,237	839,001
Intangible assets, net	335,980	365,884
Restricted investments	28,886	29,136
Risk corridor receivable from CMS	9,805	—
Other assets	20,663	26,637

Total assets	$3,167,119	$2,348,603

Liabilities and Stockholders’ Equity
Current liabilities:
Medical claims liability	$425,486	$350,217
Accounts payable, accrued expenses and other	61,478	101,915
Deferred revenue	445,222	—
Book overdraft	—	19,629
Risk corridor payable to CMS	6,967	7,780
Funds held for the benefit of members	95,538	—
Current portion of long-term debt	37,350	61,226

Total current liabilities	1,072,041	540,767
Deferred income taxes	105,607	104,301
Long-term debt, less current portion	298,099	565,649
Other long-term liabilities	9,543	5,755

Total liabilities	1,485,290	1,216,472

Stockholders’ equity:
Common stock, $.01 par value, 180,000,000 shares authorized, 72,004,007 issued and 67,908,535 outstanding at September 30, 2011, and 61,905,457 issued and 57,850,709 outstanding at December 31, 2010	720	619
Additional paid-in capital	907,453	569,024
Retained earnings	830,121	622,988
Accumulated other comprehensive income, net	6,926	1,495
Treasury stock, at cost, 4,095,472 shares at September 30, 2011, and 4,054,748 shares at December 31, 2010	(63,391)	(61,995)

Total stockholders’ equity	1,681,829	1,132,131

Total liabilities and stockholders’ equity	$3,167,119	$2,348,603

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Premium revenue	$1,315,577	$712,658	$4,064,446	$2,218,378
Management and other fees	12,281	10,413	39,946	31,191
Investment income	3,442	2,151	10,148	4,574

Total revenue	1,331,300	725,222	4,114,540	2,254,143

Operating expenses:
Medical expense	1,049,869	561,823	3,327,244	1,779,275
Selling, general and administrative	133,557	67,664	390,507	210,410
Depreciation and amortization	15,251	7,513	45,867	22,810
Interest expense	5,735	3,150	21,989	15,375

Total operating expenses	1,204,412	640,150	3,785,607	2,027,870

Income before income taxes	126,888	85,072	328,933	226,273
Income tax expense	(47,897)	(31,292)	(121,800)	(82,917)

Net income	$78,991	$53,780	$207,133	$143,356

Net income per common share:
Basic	$1.18	$0.95	$3.24	$2.52

Diluted	$1.16	$0.95	$3.18	$2.51

Weighted average common shares outstanding:
Basic	67,089,603	56,482,679	63,993,661	56,872,071

Diluted	68,186,547	56,577,063	65,170,667	57,058,075

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$207,133	$143,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,867	22,810
Share-based compensation	7,001	6,659
Amortization of deferred financing cost	6,037	1,407
Amortization on bond investments	7,084	2,187
Loss on disposal of property and equipment	999	—
Equity in earnings of unconsolidated affiliate	(310)	(277)
Deferred tax benefit	(7,342)	(9,883)
Write-off of deferred financing fees	—	5,079
Increase (decrease) in cash due to:
Accounts receivable	(35,741)	18,962
Prepaid expenses and other assets	1,275	(12,266)
Medical claims liability	75,269	(18,845)
Accounts payable, accrued expenses, and other current liabilities	(37,157)	1,357
Risk corridor payable to/receivable from CMS	(10,619)	(6,263)
Deferred revenue	445,222	—
Other	3,788	1,485

Net cash provided by operating activities	708,506	155,768

Cash flows from investing activities:
Additional consideration paid on acquisition	—	(610)
Purchases of property and equipment	(27,489)	(9,120)
Purchases of investment securities	(127,973)	(341,081)
Maturities of investment securities	61,976	56,591
Sales of investment securities	49,047	55,898
Purchases of restricted investments	(20,594)	(43,182)
Maturities of restricted investments	20,790	37,973
Other	261	262

Net cash used in investing activities	(43,982)	(243,269)

Cash flows from financing activities:
Funds received for the benefit of the members	1,729,261	633,577
Funds withdrawn for the benefit of members	(1,550,294)	(655,895)
Proceeds from the issuance of common stock, net	301,464	—
Proceeds received on issuance of debt	—	200,000
Payments on long-term debt	(291,426)	(270,722)
Excess tax benefit from stock options exercised	6,660	127
Proceeds from stock options exercised	23,321	867
Change in book overdraft	(19,629)	—
Purchase of treasury stock	—	(14,304)
Payment of debt issue costs	(41)	(7,334)

Net cash provided by (used in) financing activities	199,316	(113,684)

Net increase (decrease) in cash and cash equivalents	863,840	(201,185)
Cash and cash equivalents at beginning of period	191,459	439,423

Cash and cash equivalents at end of period	$1,055,299	$238,238

Supplemental disclosures:
Cash paid for interest	$4,263	$7,609
Cash paid for taxes	$59,465	$88,893

See accompanying notes to condensed consolidated financial statements.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Basis of Presentation

HealthSpring, Inc., a Delaware corporation (the “Company”), was organized in October 2004 and began operations in March 2005. The Company is a managed care organization whose primary focus is on Medicare, the federal government sponsored health insurance program primarily for persons aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Through its health maintenance organization (“HMO”) and regulated insurance subsidiaries, the Company operates Medicare Advantage health plans in the states of Alabama, Delaware, Florida, Georgia, Illinois, Maryland, Mississippi, New Jersey, Pennsylvania, Tennessee, Texas, and the District of Columbia and also offers both national and regional stand-alone Medicare Part D prescription drug plans (“PDPs”) to persons in 30 of the 34 geographic regions delineated by the Centers for Medicare and Medicaid Services (“CMS”).

The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto of HealthSpring, Inc. as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on September 22, 2011 (collectively, the “2010 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2011 and the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations applicable to interim financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010.

The results of operations for the 2011 interim periods are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. The most significant item subject to estimates and assumptions is the actuarial calculation for obligations related to medical claims. Other significant items subject to estimates and assumptions include the Company’s estimated risk adjustment payments receivable from CMS, the valuation of goodwill and intangible assets, the useful life of definite-lived intangible assets, the valuation of debt securities carried at fair value, and certain amounts recorded related to the Company’s Part D operations, including risk corridor adjustments and pharmaceutical manufacturer rebates. Actual results could differ significantly from those estimates and assumptions.

The accompanying unaudited condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) of which the Company is the primary beneficiary. As of November 30, 2010, in connection with the acquisition of Bravo Health, Inc. (“Bravo Health”), the Company holds interest in certain physician practices that are considered VIEs because the physician practices may not have sufficient capital to finance their activities separate from the revenue received from the Company. The Company is deemed to be the primary

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

beneficiary and, under the VIE accounting rules, is deemed to “control” the physician entities, the financial condition and results of which have been consolidated in the Company’s financial statements. Revenues and net income (loss) from VIEs were $4.4 million and $252,000, respectively, for the three months ended September 30, 2011 and $12.9 million and $(110,000), respectively, for the nine months ended September 30, 2011. Total assets of VIEs were $4.1 million as of September 30, 2011. The Company had no VIEs requiring consolidation prior to November 30, 2010.

The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such distributions would cause non-compliance with statutory capital requirements. At September 30, 2011, $1.4 billion of the Company’s $1.7 billion of cash, cash equivalents, investment securities, and restricted investments were held by the Company’s regulated insurance subsidiaries and subject to these restrictions.

(2) Recently Adopted Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The FASB’s objective is to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350 Intangibles – Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment. Under the amendment, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption of this ASU is permitted for interim or annual reports that have not been issued. In September 2011, the Company adopted this ASU for its 2011 annual goodwill test. The Company’s annual goodwill testing date is October 1, 2011.

Effective January 1, 2010, the Company adopted the FASB updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, effective January 1, 2011, the Company adopted FASB’s updated guidance requiring a reporting entity to disclose separately Level 3 information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. The updated guidance also requires an entity to should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance for fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Acquisition of Bravo Health, Inc.

Purchase Price Allocation

On November 30, 2010, the Company acquired all the of the outstanding stock of Bravo Health, Inc., an operator of Medicare Advantage coordinated care plans in Pennsylvania, the Mid-Atlantic region, and Texas, and a Medicare Part D stand-alone prescription drug plan in 43 states and the District of Columbia. The Company acquired Bravo Health for approximately $545.0 million in cash, subject to a post-closing adjustment. The estimated fair value of the contingent consideration resulting from such post-closing adjustment at December 31, 2010 was $10.0 million. During the three months ended June 30, 2011, the adjustment was determined to be $7.0 million and the Company recorded income of $3.0 million relating to finalizing the estimate. Such amount is included in management and other fee revenue on the Company’s condensed consolidated statements of income for the nine months ended September 30, 2011.

The Company’s acquisition of Bravo Health was funded by borrowings of approximately $480.0 million under a new credit facility and the use of cash on hand. The Company’s new credit facility is described in Note 14 — “Debt”. The results of operations for Bravo Health are included in the Company’s consolidated financial statements beginning December 1, 2010.

The total preliminary purchase price and the fair value of contingent consideration were allocated to the net tangible and intangible assets based upon their fair values as of November 30, 2010. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. As a result of the finalization of certain tax returns, the Company completed the final purchase accounting for this transaction during the third quarter of 2011, which resulted in reducing the goodwill recorded on the transaction by $3.8 million and making related adjustments to tax and other liability accounts. The total goodwill recorded on the transaction after this adjustment was $210.7 million.

Unaudited Pro Forma Information

The following summary of unaudited pro forma financial information presents revenue, net income, and per share data of the Company as if the acquisition of Bravo Health had occurred at the beginning of the periods presented:

(dollars in thousands, except per share data)	Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Revenue	$1,122,305	$3,485,578
Net income available to common stockholders	59,318	154,387
Pro forma earnings per share:
Basic	$1.05	$2.71
Diluted	$1.05	$2.71

The unaudited pro forma information includes the results of operations for Bravo Health for the period prior to the acquisition, with adjustments to give effect to pro forma events that are directly attributable to the acquisition and have a continuing impact, but excludes the impact of pro forma events that are directly attributable to the acquisition and are one-time occurrences. The pro forma information includes adjustments for interest expense on long-term debt and reduced investment income related to the cash used to fund the acquisition, additional depreciation and amortization associated with the purchase, and the related income tax effects. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had Bravo Health been owned by the Company for the period presented, nor is it necessarily indicative of future results.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accounts Receivable

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Medicare premium receivables	$55,645	$59,030
Rebates	133,531	90,148
Due from providers	19,252	19,126
Other	10,380	5,106

	218,808	173,410
Allowance for doubtful accounts	(13,453)	(4,517)

	$205,355	$168,893

Medicare premium receivables at September 30, 2011 and December 31, 2010 include $48.1 million and $52.2 million, respectively, of receivables from CMS related to the accrual of retroactive risk adjustment payments. Accounts receivable relating to unpaid health plan enrollee premiums are recorded during the period the Company is obligated to provide services to enrollees and do not bear interest. The Company does not have any off-balance sheet credit exposure related to its health plan enrollees.

Rebates for drug costs represent estimated rebates owed to the Company from prescription drug companies. The Company has entered into contracts with certain pharmaceutical manufacturers that provide for rebates to the Company based on the utilization of specific prescription drugs by the Company’s members. Due from providers primarily includes management fees receivable as well as amounts owed to the Company for the refund of certain medical expenses paid by the Company under risk sharing agreements.

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Available for sale securities at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Government obligations	$33,177	658	(1)	33,834
Agency obligations	17,383	201	—	17,584
Corporate debt securities	201,921	3,622	(851)	204,692
Mortgage-backed securities (Residential)	170,490	3,859	(409)	173,940
Mortgage-backed securities (Commercial)	1,355	—	(12)	1,343
Other structured securities	17,053	598	(3)	17,648
Municipal bonds	117,485	3,261	(51)	120,695

	$558,864	12,199	(1,327)	569,736

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Government obligations	$28,228	123	(53)	28,298
Agency obligations	33,712	77	(251)	33,538
Corporate debt securities	196,109	1,726	(741)	197,094
Mortgage-backed securities (Residential)	154,612	1,243	(653)	155,202
Mortgage-backed securities (Commercial)	6,374	76	(150)	6,300
Other structured securities	14,138	228	(38)	14,328
Municipal bonds	115,758	1,158	(469)	116,447

	$548,931	4,631	(2,355)	551,207

Realized gains or losses related to investment securities for the three and nine months ended September 30, 2011 and 2010 were immaterial.

Maturities of investments at September 30, 2011 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$25,658	25,663
Due after one year through five years	301,017	306,675
Due after five years through ten years	41,785	42,944
Due after ten years	1,507	1,523
Mortgage and asset-backed securities	188,897	192,931

	$558,864	569,736

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, were as follows (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Government obligations	$(1)	2,211	—	—	(1)	2,211
Corporate debt securities	(851)	45,234	—	—	(851)	45,234
Mortgage-backed securities (Residential)	(409)	32,722	—	—	(409)	32,722
Mortgage-backed securities (Commercial)	(12)	1,186	—	—	(12)	1,186
Other structured securities	(3)	3,233	—	—	(3)	3,233
Municipal bonds	(49)	10,828	(2)	870	(51)	11,698

	$(1,325)	95,414	(2)	870	(1,327)	96,284

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

All issuers of securities the Company owned in an unrealized loss as of September 30, 2011 remain current on all contractual payments. The unrealized losses on investments were caused by an increase in investment yields as a result of a widening of credit spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company determined that it did not intend to sell these investments and that it was not more-likely-than-not to be required to sell these investments prior to their recovery, thus these investments are not considered other-than-temporarily impaired.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Fair Value Measurements

The Company’s 2011 third quarter condensed consolidated balance sheet includes the following financial instruments: cash and cash equivalents; accounts receivable; investment securities; restricted investments; accounts payable; medical claims liabilities; funds due (held) from CMS for the benefit of members; and long-term debt. The carrying amounts of accounts receivable, funds due (held) from CMS for the benefit of members, accounts payable, and medical claims liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The fair value of the Company’s long-term debt (including the current portion) was $312.3 million at September 30, 2011 and consisted solely of non-tradable bank debt. The Company obtains the fair value of its debt from a third party that uses market observations to determine fair value.

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no transfers to or from Levels I and II during the nine months ended September 30, 2011. The following tables summarize fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2011
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$1,055,299	$—	$—	$1,055,299

Investments: available for sale securities:
Government obligations	$28,634	$5,200	$—	$33,834
Agency obligations	—	17,584	—	17,584
Corporate debt securities	—	204,692	—	204,692
Mortgage-backed securities (Residential)	—	173,940	—	173,940
Mortgage-backed securities (Commercial)	—	1,343	—	1,343
Other structured securities	—	17,648	—	17,648
Municipal securities	—	120,695	—	120,695

	$28,634	$541,102	$—	$569,736

	December 31, 2010
	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$191,459	$—	$—	$191,459

Investments: available for sale securities:
Government obligations	$21,943	$6,355	$—	$28,298
Agency obligations	—	33,538	—	33,538
Corporate debt securities	—	197,094	—	197,094
Mortgage-backed securities (Residential)	—	155,202	—	155,202
Mortgage-backed securities (Commercial)	—	6,300	—	6,300
Collateralized mortgage obligations	—	2,252	—	2,252
Other structured securities	—	12,076	—	12,076
Municipal securities	—	116,447	—	116,447

	$21,943	$529,264	$—	$551,207

(7) Medical Liabilities

The Company’s medical liabilities at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Fee-for-service medical liabilities	$299,376	$258,832
Pharmacy liabilities	75,967	45,785
Provider incentives and other medical payments	36,035	38,065
Other medical liabilities	14,108	7,535

	$425,486	$350,217

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Medicare Part D

Total Part D related net assets (excluding medical claims payable) of $75.6 million at December 31, 2010 all relate to the 2010 CMS plan year. The Company’s Part D related assets and liabilities (excluding medical claims payable) at September 30, 2011 were as follows (in thousands):

	Related to the 2010 plan year	Related to the 2011 plan year	Total
Current assets (liabilities):
Funds due for the benefit of members	$97,676	$(193,214)	$(95,538)

Risk corridor payable to CMS	$(6,967)	$—	$(6,967)

Non-current assets:
Risk corridor receivable from CMS	$—	$9,805	$9,805

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

The Company had no derivative financial instruments outstanding at September 30, 2011 or December 31, 2010.

A summary of the effect of cash flow hedges on the Company’s financial statements for the periods presented is as follows (in thousands):

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Pretax Hedge Gain (Loss) Recognized in Other Comprehensive Income	Income Statement Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Hedge Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
				Income Statement Location of Gain (Loss) Recognized	Hedge Gain (Loss) Recognized
For the three months ended September 30, 2011: Interest rate swaps	$—	Interest Expense	$—	None	$—

For the three months ended September 30, 2010: Interest rate swaps	$—	Interest Expense	$—	None	$—

For the nine months ended September 30, 2011: Interest rate swaps	$—	Interest Expense	$—	None	$—

For the nine months ended September 30, 2010: Interest rate swaps	$38	Interest Expense	$(1,253)	None	$—

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10) Goodwill and Intangible Assets

Changes to goodwill during the nine months ended September 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$839,001
Acquisition of Bravo Health (1)	(3,764)

Balance at September 30, 2011	$835,237

(1)

The Company finalized certain tax matters in connection with the filing of tax returns and completed the final purchase accounting for this transaction during the third quarter of 2011 which resulted in a decrease to goodwill of approximately $3.8 million.

A breakdown of the identifiable intangible assets and their assigned value and accumulated amortization at September 30, 2011 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Trade names (indefinite-lived)	$39,497	$—	$39,497
Trade names (definite-lived)	3,800	316	3,484
Non-compete agreements	800	800	—
Provider networks	149,378	40,304	109,074
Medicare member networks	243,320	62,136	181,184
Licenses	2,000	166	1,834
Management contract right	1,555	648	907

	$440,350	$104,370	$335,980

Amortization expense on identifiable intangible assets for the three months ended September 30, 2011 and 2010 was approximately $10.0 million and $4.5 million, respectively. Amortization expense on identifiable intangible assets for the nine months ended September 30, 2011 and 2010 was approximately $29.9 million and $13.4 million, respectively.

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

Stock Repurchase Program

In May 2010, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The program expired on June 30, 2011. During the six months ended June 30, 2011, the Company did not repurchase any shares pursuant to the repurchase program. As of June 30, 2011, the Company had repurchased 837,634 shares of its common stock under the program in open market transactions for approximately $14.3 million, or at an average cost of $17.10 per share.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(12) Share-Based Compensation

Performance–Based Equity Awards

Prior to 2011, vesting restrictions with respect to equity awards to the Company’s executive officers were based on time and continued service, not performance measures. Beginning with annual equity awards made to certain executive officers in 2011, at least 50% of such awards (in terms of number of shares) made pursuant to the Company’s Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) were in the form of performance-based equity awards that are earned or paid out based on the achievement of performance targets, rather than purely time-based vesting.

Pricing of performance-based awards and the term of such awards are similar to the Company’s other equity awards; however, vesting of the performance grants over a four-year period is contingent upon the achievement of performance targets. Performance targets are set at the date of grant with threshold and maximum levels. A diluted earnings per share target cumulated over a two-year period was used for performance-based awards granted in 2011. The number of awards that ultimately vests, if any, is dependent on the cumulative earnings per share actually attained. The fair values of the performance awards are estimated on the date of the grant using the Black-Scholes method option-pricing model and related valuation assumptions for stock awards. The amount of compensation expense for performance-based stock awards will be recognized by the Company based on the probable achievement of the established performance targets, which are assessed each quarter. Based on such assessment, as of September 30, 2011 no compensation expense had been recorded for performance-based awards.

Stock Options

During the nine months ended September 30, 2011, the Company granted options to purchase 166,558 shares of common stock pursuant to the 2006 Plan, 72,697 of which were in the form of performance-based option awards. Options to purchase 11,505 shares of common stock either were forfeited or expired during the nine months ended September 30, 2011. Options to purchase approximately 1.2 million shares of common stock were exercised during the nine months ended September 30, 2011. Options to purchase approximately 2.5 million shares of common stock were unexercised and outstanding at September 30, 2011. Options, including performance-based options, vest and become exercisable generally over a four-year period and expire 10 years from their grant dates.

Restricted Stock

During the nine months ended September 30, 2011, the Company granted 268,558 shares of restricted stock to employees pursuant to the 2006 Plan, 30,142 of which shares were in the form of performance-based restricted stock awards, the vesting provisions for which are discussed above. The restrictions on restricted stock awards, including performance-based awards, generally lapse over a four-year period. Additionally, 21,437 shares were purchased by certain executives pursuant to the Management Stock Purchase Plan (the “MSPP”). The restrictions on shares purchased under the MSPP generally lapse on the second anniversary of the grant date. Unvested restricted stock at September 30, 2011 totaled 800,205 shares.

During the nine months ended September 30, 2011, the Company awarded 20,716 shares of restricted stock to certain of its directors pursuant to the 2006 Plan, all of which were outstanding at September 30, 2011. The restrictions relating to the 2011 annual restricted stock awards to non-employee directors generally lapse one year from the grant date. In the event a director resigns or is removed prior to the lapsing of the restriction, or if the director fails to attend 75% of the board and applicable committee meetings during the one-year period, the award agreements provide that such shares will be forfeited unless resignation or failure to attend is caused by death or disability.

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(13) Net Income Per Common Share

The following table presents the calculation of the Company’s net income per common share — basic and diluted (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$78,991	$53,780	$207,133	$143,356

Denominator:
Weighted average common shares outstanding – basic	67,089,603	56,482,679	63,993,661	56,872,071
Dilutive effect of stock options	812,410	—	887,053	58,676
Dilutive effect of unvested restricted shares	284,534	94,384	289,953	127,328

Weighted average common shares outstanding – diluted	68,186,547	56,577,063	65,170,667	57,058,075

Net income per common share:
Basic	$1.18	$0.95	$3.24	$2.52

Diluted	$1.16	$0.95	$3.18	$2.51

Diluted earnings per share (“EPS”) reflects the potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested restricted shares. The dilutive effect is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used by the Company to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. Restricted stock awards and options to purchase common stock with respect to 2.2 million shares and 4.8 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 and 2010, respectively. Restricted stock awards and options to purchase common stock with respect to 2.1 million shares and 4.7 million shares were antidilutive and therefore excluded from the computation of diluted earnings per share for the nine months September 30, 2011 and 2010, respectively.

(14) Debt

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Credit agreement	$335,449	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$298,099	$565,649

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”

Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 325 basis points for LIBOR borrowings under the other Credit Facilities at September 30, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.375% per annum on the daily unused portions of the Revolving Credit Facility. The effective interest rate on borrowings under the Credit Facilities was 4.5% as of September 30, 2011. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The $175.0 million Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of September 30, 2011.

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million, which were capitalized in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were capitalized in November 2010. These capitalized cost amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011, the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the nine months ended September 30, 2011. The unamortized balance of such deferred financing costs at September 30, 2011 totaled $18.8 million and is included in other assets on the accompanying consolidated balance sheet.

(15) Comprehensive Income

The following table presents details supporting the determination of comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$78,991	$53,780	$207,133	$143,356
Net unrealized gain on available for sale investment securities, net of tax	1,563	2,144	5,431	4,136
Net gain on interest rate swaps, net of tax	—	—	—	23
Reclass of accumulated other comprehensive income on interest rate swap termination (1)	—	—	—	1,253

Comprehensive income, net of tax	$80,554	$55,924	$212,564	$148,768

(1)	Accumulated other comprehensive income balances related to interest rate swap derivatives that were reclassified to interest expense and recognized in the three months ended March 31, 2010. See Note 9, — “Derivatives”.

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Revenue includes premium revenue, management and other fee income, and investment income.

Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.

Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Other	Corporate	Total
Three months ended September 30, 2011
Revenue	$1,126,924	$201,716	$2,647	$13	$1,331,300
EBITDA	138,214	24,950	(3,788)	(11,502)	147,874
Depreciation and amortization expense	11,926	661	—	2,664	15,251

Three months ended September 30, 2010
Revenue	$631,452	$93,452	$306	$12	$725,222
EBITDA	91,656	11,938	(63)	(7,796)	95,735
Depreciation and amortization expense	6,166	14	—	1,333	7,513

Nine months ended September 30, 2011
Revenue	$3,380,102	$730,175	$4,221	$42	$4,114,540
EBITDA	419,377	17,937	(8,778)	(31,747)	396,789
Depreciation and amortization expense	37,447	2,014	—	6,406	45,867

Nine months ended September 30, 2010
Revenue	$1,914,754	$338,323	$1,028	$38	$2,254,143
EBITDA	273,487	11,337	(72)	(20,294)	264,458
Depreciation and amortization expense	18,596	45	—	4,169	22,810

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

HEALTHSPRING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
EBITDA	$147,874	$95,735	$396,789	$264,458
Income tax expense	(47,897)	(31,292)	(121,800)	(82,917)
Interest expense	(5,735)	(3,150)	(21,989)	(15,375)
Depreciation and amortization	(15,251)	(7,513)	(45,867)	(22,810)

Net Income	$78,991	$53,780	$207,133	$143,356

(17) Subsequent Events

Proposed Merger

On October 24, 2011, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Cigna Corporation (“Cigna”) and Cigna Magnolia Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Cigna, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of Cigna (the “Proposed Merger”). If the Proposed Merger is completed, the Company’s stockholders (other than holders of restricted shares of Company common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $55.00 per share in cash (without interest) for each share of the Company common stock that they hold. Under the Merger Agreement, each option to purchase shares of Company common stock will be converted into an option to purchase shares of Cigna common stock, and each outstanding award of restricted shares of Company common stock will be converted into an award of restricted shares of Cigna common stock.

The consummation of the Proposed Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Proposed Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by the Company and Cigna, respectively, and compliance by the Company and Cigna with their respective obligations under the Merger Agreement. The consummation of the Proposed Merger is not subject to any financing condition. The Proposed Merger is expected to close in the first half of 2012.

Stockholder Litigation

Certain purported class action lawsuits related to the Proposed Merger have been filed against the Company, its Chairman and Chief Executive Officer, each of its directors, and Cigna. The complaints are substantially similar and allege, among other things, (i) breach of fiduciary duty, (ii) that the Proposed Merger is the product of a flawed process, and (iii) that the consideration to be paid to the Company’s stockholders in the Proposed Merger is unfair and inadequate. The complaints further allege that Cigna aided and abetted the actions of the Company’s officers and directors in breaching their fiduciary duties to the Company’s stockholders. Among other relief, the complaints seek an injunction preventing completion of the Proposed Merger. The Company believes that these lawsuits are without merit and plans to defend them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 24, 2011, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Cigna Corporation (“Cigna”) and Cigna Magnolia Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Cigna, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of Cigna (the “Proposed Merger”).

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, appearing in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011, as amended by Amendment No. 1 on Form 10-K/A that was filed with the SEC on September 22, 2011 (collectively, the “2010 Form 10-K”). Statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements.

The Company cautions that the forward-looking statements involve significant known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other things, the following risks and uncertainties: the failure to receive, on a timely basis or otherwise, the required approvals by the Company’s stockholders and government or regulatory agencies for the Proposed Merger with Cigna; the risk that a condition to closing of the Proposed Merger may not be satisfied; the Company’s and Cigna’s ability to consummate the Proposed Merger, including the financing thereof; the failure to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the Proposed Merger; the possibility that costs related to the Proposed Merger will be greater than expected; operating costs and business disruption, including difficulties in maintaining relationships, may be greater than expected; the ability of the Company to retain key personnel and maintain relationships with providers or other business partners; the impact of legislative, regulatory and competitive changes and other risk factors relating to the industry in which the Company and Cigna operate, as detailed from time to time in each of the Company’s and Cigna’s reports filed with the SEC. There can be no assurance that the Proposed Merger will in fact be consummated.

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

Proposed Merger

If the Proposed Merger is completed, the Company’s stockholders (other than holders of restricted shares of Company common stock and persons who properly demand statutory appraisal of their shares) will be entitled to receive $55.00 per share in cash (without interest) for each share of the Company common stock that they hold. Under the Merger Agreement, each option to purchase shares of Company common stock will be converted into an option to purchase shares of Cigna common stock, and each outstanding award of restricted shares of Company common stock will be converted into an award of restricted shares of Cigna common stock.

The consummation of the Proposed Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to the consummation of the Proposed Merger, the receipt of specified governmental consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and, subject to materiality exceptions, the accuracy of representations and warranties made by the Company and Cigna, respectively, and compliance by the Company and Cigna with their respective obligations under the Merger Agreement. The consummation of the Proposed Merger is not subject to any financing condition. The Proposed Merger is expected to close in the first half of 2012.

Stockholder Litigation

The Company is presently aware of four purported class action lawsuits related to the Proposed Merger that have been filed against the Company, its Chairman and Chief Executive Officer, each of its directors, and Cigna. Two of the lawsuits were filed in the Chancery Court for Williamson County, Tennessee (where the Company is headquartered) and two were filed in the Delaware Court of Chancery (where the Company is incorporated). The complaints are substantially similar and allege, among other things, (i) breach of fiduciary duty, (ii) that the Proposed Merger is the product of a flawed process, and (iii) that the consideration to be paid to the Company’s stockholders in the Proposed Merger is unfair and inadequate. The complaints further allege that Cigna aided and abetted the actions of the Company’s officers and directors in breaching their fiduciary duties to the Company’s stockholders. Among other relief, the complaints seek an injunction preventing completion of the Proposed Merger. The Company believes that these lawsuits are without merit and plans to defend them vigorously. Additional lawsuits arising out of or relating to the Proposed Merger may be filed in the future. If additional similar lawsuits are filed or the pleadings referenced above are amended, the Company does not intend to announce the filing of any similar suits or amendments unless they contain allegations that are substantially distinct from those made in the pending actions.

Recently Issued Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The FASB’s objective is to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350 Intangibles – Goodwill and Other. Currently, Topic

350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment. Under the amendment, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. ASU No. 2011- 08 is effective for fiscal years beginning after December 15, 2011. Early adoption of this ASU is permitted for interim or annual reports that have not been issued. In September 2011, the Company adopted this ASU for its 2011 annual goodwill test. The Company’s annual goodwill testing date is October 1, 2011.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Topic 200, Comprehensive Income, to facilitate the convergence of US GAAP with International Financial Reporting Standards (“IFRS”). ASU No. 2011-05 amendments (1) eliminate the option to present components of ‘other comprehensive income’ (“OCI”) in the statement of changes in shareholders’ equity, and (2) permit presentation of total comprehensive income and components of net income in a single statement of comprehensive income, or in two separate, consecutive statements. The amendments do not change current treatment of items in OCI, transfer of items from OCI, or reporting items in OCI net of the related tax impact. ASU No. 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted since compliance with the amendments is already permitted. The adoption of this update is not expected to have a material impact on the company’s financial statements.

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

Results of Operations

The consolidated results of operations include the accounts of HealthSpring and its subsidiaries. The following table sets forth the consolidated statements of income data expressed in dollars (in thousands) and as a percentage of total revenue for each period indicated:

	Three Months Ended September 30,
	2011		2010
Revenue:
Premium revenue	$1,315,577	98.8%	$712,658	98.3%
Management and other fees	12,281	0.9	10,413	1.4
Investment income	3,442	0.3	2,151	0.3

Total revenue	1,331,300	100.0%	725,222	100.0%

Operating expenses:
Medical expense	1,049,869	78.9	561,823	77.5
Selling, general and administrative	133,557	10.0	67,664	9.3
Depreciation and amortization	15,251	1.1	7,513	1.0
Interest expense	5,735	0.5	3,150	0.5

Total operating expenses	1,204,412	90.5	640,150	88.3

Income before income taxes	126,888	9.5	85,072	11.7
Income tax expense	(47,897)	(3.6)	(31,292)	(4.3)

Net income	$78,991	5.9%	$53,780	7.4%

	Nine Months Ended September 30,
	2011		2010
Revenue:
Premium revenue	$4,064,446	98.8%	$2,218,378	98.4%
Management and other fees	39,946	1.0	31,191	1.4
Investment income	10,148	0.2	4,574	0.2

Total revenue	4,114,540	100.0%	2,254,143	100.0%

Operating expenses:
Medical expense	3,327,244	80.9	1,779,275	78.9
Selling, general and administrative	390,507	9.5	210,410	9.3
Depreciation and amortization	45,867	1.1	22,810	1.0
Interest expense	21,989	0.5	15,375	0.8

Total operating expenses	3,785,607	92.0	2,027,870	90.0

Income before income taxes	328,933	8.0	226,273	10.0
Income tax expense	(121,800)	(3.0)	(82,917)	(3.6)

Net income	$207,133	5.0%	$143,356	6.4%

Membership

Our primary source of revenue is monthly premium payments we receive based on membership enrolled in one of our Medicare health plans. The following table summarizes our membership as of the dates specified:

	September 30, 2011	December 31, 2010	September 30, 2010
Medicare Advantage Membership
Alabama	32,984	30,148	30,397
Florida	38,774	37,022	36,472
Pennsylvania	70,667	63,044	N/A
Tennessee	71,813	65,533	65,334
Texas	83,493	71,105	48,025
Other	44,395	37,752	17,827

Total	342,126	304,604	198,055

Medicare PDP Membership	844,458	724,394	409,239

Medicare Advantage. Our Medicare Advantage membership increased by 72.7% to 342,126 members at September 30, 2011 as compared to 198,055 members at September 30, 2010. Our Medicare Advantage net membership gain of 144,071 members since September 30, 2010 reflects the inclusion of Bravo Health members, focused sales and marketing efforts during the enrollment period, and better retention rates resulting from, we believe, the relative attractiveness of our various plans’ benefits.

PDP. PDP membership increased by 106.3% to 844,458 members at September 30, 2011 as compared to 409,239 at September 30, 2010, primarily as a result of the inclusion of Bravo Health’s PDP and the auto-assignment of new members at the beginning of the year. We do not actively market our PDPs and have relied on CMS auto-assignments of dual-eligible beneficiaries for membership. We continue to receive assignments or otherwise enroll dual-eligible beneficiaries in our PDPs during lock-in and expect incremental growth for the balance of the year.

According to CMS, our 2012 bids were below the relevant benchmarks and we expect to retain existing membership and be qualified for auto-assignment of new members in 11 of the 34 CMS PDP geographic regions delineated by CMS for 2012. In addition, under CMS’s de minimis rules, we expect to retain existing membership in 15 of the regions (although we will not be eligible to receive auto-assignments of new members in these regions in 2012). Based upon recent data released by CMS, the Company estimates it will have approximately 645,000-655,000 members in these 26 regions as of January 1, 2012. Of the 2011 membership that the Company does not expect to retain in 2012, approximately 170,000 members are in CMS’s PDP region that includes California.

Medicaid. On May 1, 2011, the Company began serving STAR+PLUS members under the Texas Medicaid STAR+PLUS program which provides health care coverage to seniors and other persons with disabilities in the six-county service area in and around Fort Worth, Texas. We had 2,255 Medicaid STAR+PLUS members at September 30, 2011.

In September 2011, the Texas Health and Human Services Commission announced that our health plan was one of three plans selected under the STAR+PLUS program to provide health care coverage in the ten-county service area in and around McAllen, Texas. The anticipated start date for serving Medicaid members in this new service area is March 1, 2012.

Comparison of the Three-Month Period Ended September 30, 2011 to the Three-Month Period Ended September 30, 2010

Revenue

Total revenue was $1.3 billion in the three-month period ended September 30, 2011 as compared with $725.2 million for the same period in 2010, representing an increase of $606.1 million, or 83.6%. The components of revenue were as follows:

Premium Revenue: Total premium revenue for the three months ended September 30, 2011 was $1.3 billion as compared with $712.7 million in the same period in 2010, representing an increase of $602.9 million, or 84.6%. The components of premium revenue and the primary reasons for changes were as follows:

Medicare Advantage: Medicare Advantage (including MA-PD) premiums were $1.1 billion for the three months ended September 30, 2011 as compared to $618.9 million in the third quarter of 2010, representing an increase of $492.3 million, or 79.6%. The increase in Medicare Advantage premiums in 2011 was primarily attributable to the inclusion of Bravo Health membership for the 2011 third quarter and to a 9.0% increase in membership in the HealthSpring health plans compared to the 2010 third quarter. Premiums per member per month (“PMPM”) for the 2011 third quarter averaged $1,089, which reflects an increase of 4.5% as compared to the 2010 third quarter. The increase in PMPM premiums in the current quarter was primarily the result of including PMPM premiums in the Bravo Health Pennsylvania and Mid-Atlantic markets and increased risk adjustment payments.

PDP: PDP premiums (after risk corridor adjustments) were $201.7 million in the three months ended September 30, 2011 compared to $93.4 million in the same period of 2010, an increase of $108.3 million,

or 115.9%. The increase in premiums for the 2011 third quarter was primarily the result of the inclusion of Bravo Health Part D membership and premium revenue for the 2011 third quarter. Our average PMPM premiums (after risk corridor adjustments) were $80 in the 2011 third quarter, compared with $77 in the 2010 third quarter.

Medical Expense

Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the three months ended September 30, 2011 increased $398.4 million, or 82.0%, to $884.5 million from $486.1 million for the comparable period of 2010, which was primarily attributable to membership increases in the 2011 period. For the three months ended September 30, 2011, the Medicare Advantage MLR was 79.6% as compared to 78.5% for the same period of 2010. The increase in the 2011 third quarter MLR was primarily the result of the inclusion of Bravo Health, which has historically experienced higher MLRs than the Company’s other health plans, and as a result of increases in 2011 member benefits. The increase in MLR was partially offset by lower MLRs in certain of the Company’s other health plans resulting primarily from favorable inpatient utilization in the 2011 third quarter. Our Medicare Advantage medical expense calculated on a PMPM basis was $867 for the three months ended September 30, 2011, compared with $818 for the comparable 2010 quarter.

PDP. PDP medical expense for the three months ended September 30, 2011 increased $85.3 million to $160.7 million, compared to $75.4 million in the same period last year, which was primarily attributable to membership increases in the 2011 period as compared to the 2010 period. PDP MLR for the 2011 third quarter was 79.7%, compared to 80.7% in the 2010 third quarter. The MLR improvement in the 2011 third quarter was primarily the result of PMPM premium increases and increased drug rebates in the current quarter.

Selling, General, and Administrative Expense

Selling, general, and administrative, or “SG&A,” expense for the three months ended September 30, 2011 was $133.6 million as compared with $67.7 million for the same prior year period, an increase of $65.9 million, or 97.4%. The increase in the 2011 third quarter as compared to the prior year period was the result of the inclusion of Bravo Health for the 2011 third quarter and from increases in selling costs as a result of new membership and accelerated printing and advertising costs in the 2011 third quarter to accommodate the earlier selling season in 2011. In addition, the Company incurred incremental administrative costs in the 2011 third quarter related to its expansion into new Medicare Advantage markets for 2012. As a percentage of revenue, SG&A expense increased approximately 70 basis points to 10.0% for the three months ended September 30, 2011 compared to the prior year period.

The Company now expects the majority of its sales and marketing expenses to be incurred in the first and fourth quarters of each year in connection with the annual Medicare enrollment cycle.

For the 2011 third quarter, the Company accrued approximately $1.3 million in legal and other expenses related to the Proposed Merger.

Depreciation and Amortization Expense

Depreciation and amortization expense in the 2011 third quarter increased $7.7 million to $15.3 million as compared to the 2010 third quarter, the majority of which increase relates to the amortization of identifiable intangible assets acquired in the Bravo Health transaction.

Interest Expense

Interest expense was $5.7 million in the 2011 third quarter, compared with $3.1 million in the 2010 third quarter. Interest expense increased $2.6 million in the 2011 third quarter, reflecting higher average debt amounts outstanding related to borrowings made to finance the Bravo Health acquisition.

The weighted average interest rate incurred on our borrowings during the three months ended September 30, 2011 and 2010 was 6.4% and 7.2%, respectively (4.4% and 3.2%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

Income Tax Expense

For the three months ended September 30, 2011, income tax expense was $47.9 million, reflecting an effective tax rate of 37.7%, as compared to $31.3 million, reflecting an effective tax rate of 36.8%, for the same period of 2010. The higher effective rate is primarily attributable to additional state income tax expense incurred in the 2011 third quarter as a result of the Bravo Health acquisition in November 2010.

Comparison of the Nine-Month Period Ended September 30, 2011 to the Nine-Month Period Ended September 30, 2010

Revenue

Total revenue was $4.1 billion in the nine-month period ended September 30, 2011 as compared with $2.3 billion for the same period in 2010, representing an increase of $1.9 billion, or 82.5%. The components of revenue were as follows:

Premium Revenue: Total premium revenue for the nine months ended September 30, 2011 was $4.1 billion as compared with $2.2 billion in the same period in 2010, representing an increase of $1.9 billion, or 83.2%. The components of premium revenue and the primary reasons for changes were as follows:

Medicare Advantage: Medicare Advantage (including MA-PD) premiums increased $1.5 billion, or 77.2%, to $3.3 billion for the nine months ended September 30, 2011 as compared to the same period of 2010. The increase in Medicare Advantage premiums in 2011 was primarily attributable to increases in membership, including the additional Bravo Health membership. PMPM premiums for the current nine month period averaged $1,104, which reflects an increase of 4.0% as compared to the 2010 period. The PMPM premium increase in the current period was primarily the result of including PMPM premiums in the Bravo Health Pennsylvania and Mid-Atlantic markets and increased risk adjustment payments.

PDP: PDP premiums (after risk corridor adjustments) were $730.1 million in the nine months ended September 30, 2011 compared to $338.3 million in the same period of 2010, an increase of $391.8 million, or 115.8%. The increase in premiums for the current nine month period was primarily the result of Bravo Health Part D membership and premiums for the 2011 period. Our average PMPM premiums (after risk corridor adjustments) were $97 in the current nine month period, as compared to $95 during the 2010 comparable period.

Medical Expense

Medicare Advantage. Medicare Advantage (including MA-PD) medical expense for the nine months ended September 30, 2011 increased $1.2 billion, or 80.8%, to $2.7 billion from $1.5 billion for the comparable period of 2010, which was primarily attributable to membership increases in the 2011 period as compared to the 2010 period. For the nine months ended September 30, 2011, the Medicare Advantage MLR was 79.8% versus 78.2% for the same period of 2010. The increase in the MLR in the current period was primarily attributable to the inclusion of Bravo Health, which has historically experienced higher MLRs than the Company’s other health plans, and as a result of increases in 2011 member benefits. The increase in MLR was partially offset by lower MLRs in certain of the Company’s other health plans resulting from favorable inpatient utilization in the 2011 period. Our Medicare Advantage medical expense calculated on a PMPM basis was $881 for the nine months ended September 30, 2011, compared with $831 for the comparable 2010 period.

PDP. PDP medical expense for the nine months ended September 30, 2011 increased $353.9 million to $662.1 million, compared to $308.2 million in the same period last year. PDP MLR for the 2011 nine month period was 90.7%, compared to 91.1% in the same period in 2010. The decrease in PDP MLR for the current period was primarily the result of the inclusion of $6.1 million of Bravo Health rebates relating to 2010, which were higher than previously estimated, which reduced medical expense in the period.

Selling, General, and Administrative Expense

SG&A expense for the nine months ended September 30, 2011 was $390.5 million as compared with $210.4 million for the same prior year period, an increase of $180.1 million, or 85.6%. The increase in the 2011 period as compared to the prior year period was the result of the inclusion of Bravo Health and increased selling costs related to new membership in the 2011 period. As a percentage of revenue, SG&A expense as a percent of revenue increased approximately 20 basis points for the nine months ended September 30, 2011 to 9.5% as compared to 9.3% for the prior year period.

For the nine months ended September 30, 2011, the Company accrued approximately $1.3 million in legal and other expenses related to the Proposed Merger.

Depreciation and Amortization Expense

Depreciation and amortization expense in the 2011 nine month period increased $23.1 million to $45.9 million as compared to the same period in 2010, the majority of which increase relates to the amortization of identifiable intangible assets acquired in the Bravo Health transaction.

Interest Expense

Interest expense was $22.0 million in the 2011 nine month period, compared with $15.4 million in the 2010 same period. Interest expense in the 2010 period included debt extinguishment costs of $7.1 million resulting from the Company’s entering into a new credit facility in the 2010 first quarter. Additionally, interest expense for the 2011 period includes $1.1 million of amortized deferred financing fees, the expensing of which was accelerated in the 2011 first quarter as a result of the early repayment of debt. Net of the 2010 extinguishment costs and the 2011 accelerated amortization expense amounts, interest expense increased $12.6 million in the 2011 period, reflecting higher average debt amounts outstanding related to borrowings made to finance the Bravo Health acquisition.

The weighted average interest rate incurred on our borrowings during the nine month periods ended September 30, 2011 and 2010 were 6.6% and 5.9%, respectively (4.6% and 3.5%, respectively, exclusive of amortization of deferred financing costs and credit facility fees).

Income Tax Expense

For the nine months ended September 30, 2011, income tax expense was $121.8 million, reflecting an effective tax rate of 37.0%, versus $82.9 million, reflecting an effective tax rate of 36.6%, for the same period of 2010. The higher effective rate is primarily attributable to additional state income tax expense incurred in the 2011 period as a result of the Bravo Health acquisition in November 2010.

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

Revenue includes premium revenue, management and other fee income, and investment income.

Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.

Financial data by reportable segment for the three and nine months ended September 30 is as follows (in thousands):

	MA-PD	PDP	Other	Corporate	Total
Three months ended September 30, 2011
Revenue	$1,126,924	$201,716	$2,647	$13	$1,331,300
EBITDA	138,214	24,950	(3,788)	(11,502)	147,874
Depreciation and amortization expense	11,926	661	—	2,664	15,251

Three months ended September 30, 2010
Revenue	$631,452	$93,452	$306	$12	$725,222
EBITDA	91,656	11,938	(63)	(7,796)	95,735
Depreciation and amortization expense	6,166	14	—	1,333	7,513

	MA-PD	PDP	Other	Corporate	Total
Nine months ended September 30, 2011
Revenue	$3,380,102	$730,175	$4,221	$42	$4,114,540
EBITDA	419,377	17,937	(8,778)	(31,747)	396,789
Depreciation and amortization expense	37,447	2,014	—	6,406	45,867

Nine months ended September 30, 2010
Revenue	$1,914,754	$338,323	$1,028	$38	$2,254,143
EBITDA	273,487	11,337	(72)	(20,294)	264,458
Depreciation and amortization expense	18,596	45	—	4,169	22,810

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

A reconciliation of reportable segment EBITDA to net income included in the consolidated statements of income for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
EBITDA	$147,874	$95,735	$396,789	$264,458
Income tax expense	(47,897)	(31,292)	(121,800)	(82,917)
Interest expense	(5,735)	(3,150)	(21,989)	(15,375)
Depreciation and amortization	(15,251)	(7,513)	(45,867)	(22,810)

Net Income	$78,991	$53,780	$207,133	$143,356

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

The reported changes in cash and cash equivalents for the nine month period ended September 30, 2011, compared to the same period of 2010, were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$708,506	$155,768
Net cash used in investing activities	(43,982)	(243,269)
Net cash provided by (used in) financing activities	199,316	(113,684)

Net increase (decrease) in cash and cash equivalents	$863,840	$(201,185)

Our reported cash flows are significantly influenced by the timing of the Medicare premium payments by CMS, which is payable to us normally on the first day of each month. This payment is from time to time received in the month prior to the month of medical coverage. When this happens, we record the receipt either in deferred revenue and recognize it as premium revenue in the month of medical coverage or in funds held for the benefit of members if the payment amount consists of member subsidy amounts. The 2011 October payments (in the amount of $620.2 million) were received in September, which had the effect of increasing cash flows in that month with a corresponding decrease in October. Adjusting for the effect of the timing of this payment, our operating cash flows (adjusted for premium amounts recorded as deferred revenue) and financing cash flows (adjusted for member subsidy amounts recorded as funds held for the benefit of members), would have been as follows:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities, as reported	$708,506	$155,768
Timing effect of CMS payment	(443,453)	—

Adjusted net cash provided by operating activities	$265,053	$155,768

Net cash provided by (used in) financing activities, as reported	$199,316	$(113,684)
Timing effect of CMS payment	(176,770)	—

Adjusted net cash provided by (used in) financing activities	$22,546	$(113,684)

Our primary sources of liquidity are cash flows provided by our operating activities, proceeds from the sale or maturities of our investment securities, our revolving credit facility, and available cash on hand, although the Company’s access to and use of internally generated cash flows may be limited by regulatory requirements stipulating that the Company’s regulated insurance subsidiaries maintain minimum levels of capital. See “— Statutory Capital Requirements”.

Cash Flows from Operating Activities

We generated cash from operating activities (as adjusted) of $265.1 million during the nine months ended September 30, 2011, compared to generating cash of $155.8 million during the nine months ended September 30, 2010. The favorable variance in cash flow from operations for the 2011 period was primarily the result of increases in net income and non-cash expenses included in net income, such as depreciation and amortization.

Cash Flows from Investing and Financing Activities

For the nine months ended September 30, 2011, the primary investing activities consisted of expenditures of $148.6 million to purchase investment securities and restricted investments, the receipt of $131.8 million in proceeds from the sale or maturity of investment securities and restricted investments, and $27.5 million spent on property and equipment additions. The investing activity in the prior year period consisted primarily of expenditures of $384.3 million to purchase investment securities and restricted investments, the receipt of $150.5 million in proceeds from the sale or maturity of investment securities and restricted investments, and $9.1 million spent on property and equipment additions.

During the nine months ended September 30, 2011, cash flows from the Company’s financing activities consisted primarily of proceeds of $301.5 million received from the sale of the Company’s common stock, the expenditure of $291.4 million for the repayment of existing long-term debt, $179.0 million of funds received in excess of funds withdrawn from CMS for the benefit of members (which includes the early receipt in September 2011 of $176.8 million discussed above), and $23.3 million in proceeds received from the exercise of employee stock options. The financing activity in the prior year period consisted primarily of the expenditure of $270.7 million for the repayment of existing long-term debt, the receipt of $200.0 million in proceeds from the issuance of debt, and $22.3 million of funds withdrawn in excess of funds received from CMS for the benefit of members.

Cash and Cash Equivalents

At September 30, 2011, the Company’s cash and cash equivalents were $1.1 billion, $248.2 million of which was held in unregulated subsidiaries. Substantially all of the Company’s liquidity is in the form of cash and cash equivalents, a portion of which ($807.1 million at September 30, 2011) is held by the Company’s regulated insurance subsidiaries, which amounts are required by law and by our credit agreement to be invested in low-risk, short-term, highly-liquid investments (such as government securities, money market funds, deposit accounts, and overnight repurchase agreements). As discussed above, cash and cash equivalents at September 30, 2011 includes the early receipt of October payments from CMS of $620.2 million.

The Company invests in securities ($569.7 million at September 30, 2011), primarily corporate, asset-backed and government debt securities, that it generally intends, and has the ability, to hold to maturity. Because the Company is not relying on these investment securities for near-term liquidity, short term fluctuations in market pricing generally do not affect the Company’s ability to meet its liquidity needs. To date, the Company has not experienced any material issuer defaults on its investment securities.

Statutory Capital Requirements

The Company’s regulated insurance subsidiaries are required to maintain satisfactory minimum net worth requirements established by their respective state departments of insurance. At September 30, 2011, the statutory minimum net worth requirements and actual statutory net worth were as follows (in thousands):

Regulated Insurance Subsidiary	Statutory Net Worth
	Minimum		Actual
Alabama HMO	$1,112		$59,152
Bravo Health Insurance (DE)	11,327	(1)	70,399
Bravo Health Mid-Atlantic HMO (MD)	16,754	(1)	16,790
Bravo Health Pennsylvania HMO	51,956	(1)	96,837
Bravo Health Texas HMO	14,985	(1)	42,642
Florida HMO	12,250		29,160
HealthSpring Accident and Health (TX)	68,118	(1)	143,086
Tennessee HMO	17,198		113,333

(1)	Minimum statutory net worth calculated at 200% of authorized control level.

Each of these subsidiaries was in compliance with applicable statutory requirements as of September 30, 2011. Notwithstanding the foregoing, the state departments of insurance can require our regulated insurance subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state law if they determine that maintaining additional statutory capital is in the best interest of the Company’s members.

The Company’s regulated insurance subsidiaries are restricted from making distributions without appropriate regulatory notifications and approvals or to the extent such dividends would put them out of compliance with statutory net worth requirements.

Indebtedness

Indebtedness at September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Debt outstanding under credit agreements	$335,449	$626,875
Less: current portion of long-term debt	(37,350)	(61,226)

Long-term debt less current portion	$298,099	$565,649

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

The Revolving Credit Facility, Existing Term Loan A, New Term Loan A, and New Term Loan B are sometimes referred to herein as the “Credit Facilities.”

Borrowings under the Restated Credit Agreement accrue interest on the basis of either a base rate or LIBOR plus, in each case, an applicable margin depending on the Company’s total debt to adjusted EBITDA leverage ratio (450 basis points for LIBOR borrowings under New Term Loan B and 375 basis points for LIBOR borrowings under the other Credit Facilities at September 30, 2011). With respect to New Term Loan B indebtedness, the Restated Credit Agreement includes a minimum LIBOR of 1.5%. The Company also is required to pay a commitment fee of 0.375% per annum, which may increase to 0.500% per annum if the Company’s total debt to adjusted EBITDA leverage ratio is greater than 0.75 to 1.00, on the daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on February 11, 2014. The Revolving Credit Facility, which is available for working capital and general corporate purposes including capital expenditures and permitted acquisitions, was undrawn as of September 30, 2011.

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

In connection with entering into the Prior Credit Agreement, the Company incurred financing costs of approximately $7.3 million which were recorded in February 2010. In connection with entering into the Restated Credit Agreement, the Company incurred financing costs of approximately $19.5 million, which were paid in November 2010. These amounts have been accounted for as deferred financing fees and are being amortized over the term of the Restated Credit Agreement using the interest method. During the three months ended March 31, 2011, the Company recorded $1.1 million of related amortization expense which amortization was accelerated as a result of the $263.4 million repayment of debt discussed above. Such amortization expense is classified as interest expense in the financial results of the Company for the nine months ended September 30, 2011. The unamortized balance of such costs at September 30, 2011 totaled $18.8 million and is included in other assets on the accompanying consolidated balance sheet.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangement requiring disclosure.

Contractual Obligations

In March 2011, the Company used $263.4 million of the net proceeds from an underwritten public offering of its common stock for the repayment of indebtedness and reduced approximately $43.5 million of future interest related to such debt. Additionally, in July 2011, the Company entered into a new lease agreement for approximately 75,000 square feet of office space in Nashville, Tennessee. The Company expects the lease to commence in the 2012 second quarter. The Company’s prescription drug and market-support operations center will relocate to this new space. The term of the new lease is ten years with average annual rent of $1.3 million.

Except for the aforementioned repayment of debt, reduction of future interest related to such debt, and the entering into of a new lease agreement, we did not experience any material changes to contractual obligations outside the ordinary course of business during the nine months ended September 30, 2011.

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

The IBNR component of total medical claims liability is based on our historical claims data, current enrollment, health service utilization statistics, and other related information. Estimating IBNR is complex and involves a significant amount of judgment. Accordingly, it represents our most critical accounting estimate. The development of IBNR includes the use of standard actuarial developmental methodologies, including completion factors and claims trends, which take into account the potential for adverse claims developments, and considers favorable and unfavorable prior period developments. Actual claims payments will differ, however, from our estimates. A worsening or improvement of our claims trend or changes in completion factors from those that we assumed in estimating medical claims liabilities at September 30, 2011 would cause these estimates to change in the near term and such a change could be material.

As discussed above, actual claim payments will differ from our estimates. The period between incurrence of the expense and payment is, as with most health insurance companies, relatively short, however, with over 85% of claims typically paid within 60 days of the month in which the claim is incurred. Although there is a risk of material variances in the amounts of estimated and actual claims, the variance is known quickly. Accordingly, we expect that substantially all of the estimated medical claims payable as of the end of any fiscal period (whether a quarter or year end) will be known and paid during the next fiscal period.

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

The following table illustrates the sensitivity of the completion and claims trend factors and the impact on our operating results caused by changes in these factors that management believes are reasonably likely based on our historical experience and September 30, 2011 data (dollars in thousands):

Completion Factor (a)		Claims Trend Factor (b)
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Liability	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Liability
3%	$(9,630)	(3)%	$(6,829)
2	(6,495)	(2)	(4,547)
1	(3,286)	(1)	(2,270)
(1)	3,366	1	2,264

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to estimates for a given reporting period. Accordingly, an increase in completion factor results in a decrease in the remaining estimated liability for medical claims.

(b)	Impact due to change in annualized medical cost trends used to estimate PMPM costs for the most recent three months.

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

In establishing medical claims liability, we also consider premium deficiency situations and evaluate the necessity for additional related liabilities. At September 30, 2011, the Company recorded total premium deficiency liabilities of $3.6 million for two of its smaller health plans, including its start-up Medicaid health plan. We expect these health plans to continue to require premium deficiency accruals for the near-term. There were no required premium deficiency accruals at December 31, 2010.

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

The following table illustrates the sensitivity of the Final CMS Settlements and the impact on premium revenue caused by differences between actual and estimated settlement amounts that management believes are reasonably likely, based on our historical experience and premium revenue for the nine months ending September 30, 2011 (dollars in thousands):

Increase (Decrease) in Estimate	Increase (Decrease) In Settlement Receivable
1.5%	$49,172
1.0	32,781
0.5	16,391
(0.5)	(16,391)

Goodwill and Indefinite-Life Intangible Assets

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company conducts its goodwill impairment testing by first assessing certain qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test required under GAAP. The Company calculates the fair value of a reporting unit (commonly referred to as “step one” of the goodwill impairment test) only when it concludes that it is more likely than not that the reporting unit’s carrying value is greater than its fair value based on its qualitative assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.

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

In the event a reporting unit has zero or negative carrying amounts the second step of the test is applied to such reporting unit if it is more likely than not that goodwill impairment exists. The implied fair value of goodwill is determined by allocating the fair value of the reporting units in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Goodwill currently exists at six of our reporting units — Alabama, Bravo Health Insurance Company, Florida, Tennessee, Pennsylvania, and Texas.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2011 and December 31, 2010, we had the following assets that may be sensitive to changes in interest rates (in thousands):

	September 30, December 31,
Asset Class	2011	2010
Investment securities, available for sale	$569,736	$551,207
Restricted investments	28,886	29,136

We have not purchased any of our investments for trading purposes. Investment securities, which consist primarily of debt securities, have been categorized as either available for sale or held to maturity. Held to maturity securities are those securities that the Company does not intend to sell, nor expect to be required to sell, prior to maturity. Investment securities are classified as non-current assets based on the Company’s intention to reinvest such assets upon sale or maturity and to not use such assets in current operations. These investment securities consist of highly liquid government and corporate debt obligations, the majority of which mature in five years or less. The investments are subject to interest rate risk and will decrease in value if market rates increase. Because of the relatively short-term nature of our investments and our portfolio mix of variable and fixed rate investments, however, we would not expect the value of these investments to decline significantly as a result of a sudden change in market interest rates. Moreover, because of our intention not to sell these investments prior to their maturity, we would not expect foreseeable changes in interest rates to materially impair their carrying value. Restricted investments consist of deposits, certificates of deposit, government securities, and mortgage backed securities, deposited or pledged to state departments of insurance in accordance with state rules and regulations. At September 30, 2011 and December 31, 2010, these restricted assets are recorded at amortized cost and classified as long-term regardless of the contractual maturity date because of the restrictive nature of the states’ requirements.

Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2011, the fair value of our fixed income investments would decrease by approximately $14.1 million. Similarly, a 1% decrease in market interest rates at September 30, 2011 would result in an increase of the fair value of our investments of approximately $13.5 million. Unless we determined, however, that the increase in interest rates caused more than a temporary impairment in our investments, or unless we were compelled by a currently unforeseen reason to sell securities, such a change should not affect our future earnings or cash flows.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. At September 30, 2011, we had $335.4 million of outstanding indebtedness, bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate, at our election. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an estimated negative impact on pre-tax earnings and cash flows for the next twelve month period of $251,000. Although changes in the alternate base rate or the LIBOR rate would affect the costs of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our consolidated financial position, results of operations or cash flow would not be material.

Item 4.	Controls and Procedures.

Our senior management carried out the evaluation required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our senior management, including our CEO and CFO, concluded that, as of September 30, 2011, our Disclosure Controls were effective.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the foregoing, the Company is aware of four purported class action lawsuits related to the Proposed Merger that were filed in late October against the Company, its Chairman and Chief Executive Officer, each of its directors, and Cigna. Two of the lawsuits were filed in the Chancery Court for Williamson County, Tennessee and two were filed in the Delaware Court of Chancery . The complaints are substantially similar and allege, among other things, (i) breach of fiduciary duty, (ii) that the Proposed Merger is the product of a flawed process, and (iii) that the consideration to be paid to the Company’s stockholders in the Proposed Merger is unfair and inadequate. The complaints further allege that Cigna aided and abetted the actions of the Company’s officers and directors in breaching their fiduciary duties to the Company’s stockholders. Among other relief, the complaints seek an injunction preventing completion of the Proposed Merger. The Company believes that these lawsuits are without merit and plans to defend them vigorously. There can be no assurance that additional lawsuits arising out of or relating to the Proposed Merger will not be filed in the future. If additional similar lawsuits are filed or the pleadings referenced above are amended, the Company does not intend to announce the filing of any similar suits or amendments unless they contain allegations that are substantially distinct from those made in the pending actions.

Item 1A.	Risk Factors.

Reference is made to the risks and uncertainties previously reported and described under the caption “Part I – Item 1A. Risk Factors” in the 2010 Form 10-K, the occurrence of any of which could materially and adversely affect our business, prospects, financial condition, and operating results. There have not been any material changes to the risk factors previously reported and described in the 2010 Form 10-K other than as set forth below.

Failure To Complete the Proposed Merger Could Negatively Affect Us.

On October 24, 2011, we entered into the Merger Agreement with Cigna and its indirect wholly-owned subsidiary, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of Cigna. There is no assurance that our stockholders will approve the adoption of the Merger Agreement, and there is no assurance that the other conditions to the completion of the Proposed Merger will be satisfied. In connection with the Proposed Merger, we and our stockholders will be subject to several risks, including the following:

•

the current market price of our common stock reflects a market assumption that the Proposed Merger will occur, and a failure to complete the Proposed Merger could result in a decline in the market price of our common stock;

•

certain costs relating to the Proposed Merger, such as legal and accounting fees, are payable by us whether or not the Proposed Merger is completed, and we could incur unexpected additional costs in connection with the Proposed Merger;

•	upon termination of the Merger Agreement under certain circumstances, the Company would be required to pay Cigna a termination fee of $115 million, which could adversely affect our financial results;

•	the Company may be unable to obtain the approvals required to complete the Proposed Merger;

•

there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the Proposed Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

•

pending the closing of the Proposed Merger, the Merger Agreement restricts the Company from engaging in certain actions without Cigna’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the Proposed Merger, and the Company will be subject to business uncertainties that could adversely affect our operations and financial results;

•

if the Merger Agreement is not adopted by our stockholders, or if the Proposed Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

•	the length of time necessary to consummate the Proposed Merger may be longer than anticipated;

•

uncertainty about the effect of the Proposed Merger may adversely affect our relationships with our employees, physicians, providers, suppliers, and other persons with whom we have business relationships; and

•

we are aware of a number of lawsuits that have been filed against us as a result of the announcement of the Proposed Merger and there may be additional lawsuits filed against us relating to the Proposed Merger, and an adverse judgment in such lawsuits may increase the costs relating to the Proposed Merger or prevent the Proposed Merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2011, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($)
07/01/11 – 07/31/11	166	45.27	—	—
08/01/11 – 08/31/11	642	36.31	—	—
09/01/11 – 09/30/11	—	—	—	—

Total	808	38.15	—	—

Shares reflected as purchased in the table above are shares withheld by the Company to satisfy the payment of tax obligations related to the vesting of shares of restricted stock.

Our ability to purchase common stock and to pay cash dividends is limited by our credit agreement. As a holding company, our ability to repurchase common stock and to pay cash dividends is also dependent on the availability of cash dividends from our regulated insurance subsidiaries, which are restricted by the laws of the states in which we operate, as well as limitations under our credit agreement. In addition, under the Merger Agreement, the Company is prohibited from repurchasing common stock generally and from paying dividends.

Item 3.	Defaults Upon Senior Securities.

Inapplicable.

Item 5.	Other Information.

Inapplicable.

Item 6.	Exhibits.

See Exhibit Index following signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSPRING, INC.

Date: November 2, 2011	By:	/s/ KAREY L. WITTY
Karey L. Witty
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Amended and Restated Executive Severance and Noncompetition Agreement

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from HealthSpring, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Balance Sheets (Parenthetical) at September 30, 2011 and December 31,2010, (iii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.